Form 10-Q
period 2020-09-30
Genesis Park Acquisition Corp.
filed 2021-01-07
CIK 1819810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

GENESIS PARK ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

Cayman Islands	001-39733	98-1550429
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2000 Edwards Street, Suite B

Houston, TX 77007

(Address of Principal Executive Offices) (Zip Code)

(713) 489-4650

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	GNPK. U	The New York Stock Exchange
Class A ordinary shares	GNPK	The New York Stock Exchange
Warrants	GNPK WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of January 7, 2021, there were 16,377,622 Class A ordinary shares, par value $0.0001 per share, and 4,094,406 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

GENESIS PARK ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2020
Assets:
Current Asset: Cash	$146
Deferred offering costs	262,384

Total assets	$262,530

Liabilities and Shareholder’s Equity:
Current liabilities
Accrued offering costs and expenses	$177,641
Due to Related Party	35,000
Promissory Note—related party	30,000

Total current liabilities	242,641

Commitments and Contingencies

Shareholder’s Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 230,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding(1), (2)	431
Additional paid-in capital	24,569
Accumulated deficit	(5,111)

Total shareholder’s equity	19,889

Total Liabilities and Shareholder’s Equity	$262,530

(1)

As a result of the underwriter’s election to partially exercise its over-allotment option on November 27, 2020, a total of 344,406 Class B ordinary shares were no longer subject to forfeiture and 218,094 remained subject to forfeiture. On December 8, 2020, the 218,094 Class B ordinary shares were surrendered to the Company for no consideration.

(2)

On November 16, 2020, the Sponsor forfeited 1,437,500 Class B ordinary shares, resulting in an aggregate of 4,312,500 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender (see Notes 5 and 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESIS PARK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For The Period From July 29, 2020 (inception) through September 30, 2020
Formation costs	$5,111
Net loss	$(5,111)

Weighted average shares outstanding, basic and diluted(1)	4,094,406

Basic and diluted net loss per share	$(0.00)

(1)

On November 16, 2020, the Sponsor forfeited 1,437,500 Class B ordinary shares, resulting in an aggregate of 4,312,500 Class B ordinary shares outstanding. As a result of the underwriter’s election to partially exercise its over-allotment option on November 27, 2020, a total of 344,406 Class B ordinary shares were no longer subject to forfeiture and 218,094 remained subject to forfeiture. On December 8, 2020, the 218,094 Class B ordinary shares were surrendered to the Company for no consideration resulting in an aggregate of 4,094,406 Class B ordinary shares issued and outstanding.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESIS PARK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

	For The Period From July 29, 2020 (inception) through September 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - July 29, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor(1), (2)	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(5,111)	(5,111)

Balance - September 30, 2020	—	$—	4,312,500	$431	$24,569	$(5,111)	$19,889

(1)

As a result of the underwriter’s election to partially exercise their over-allotment option on November 27, 2020, a total of 344,406 Class B ordinary shares were no longer subject to forfeiture and 218,094 remained subject to forfeiture. On December 8, 2020, the 218,094 Class B ordinary shares were surrendered to the Company for no consideration.

(2)

On November 16, 2020, the Sponsor forfeited 1,437,500 Class B ordinary shares, resulting in an aggregate of 4,312,500 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender (see Notes 5 and 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESIS PARK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For The Period From July 29, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(5,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:
Accrued offering costs and expenses	5,111

Net cash used in operating activities	—

Cash Flows from Financing activities:
Proceeds from issuance of Promissory Note - related party	30,000
Payment of deferred offering costs	(29,854)

Net cash provided by financing activities	146

Net change in cash	146
Cash - beginning of the period	—
Cash - end of the period	$146

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering costs and expenses	$172,530

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000

Offering costs included in due to related party	$35,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESIS PARK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Description of Organization and Business Operations

Genesis Park Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on July 29, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. As of September 30, 2020, the Company had not commenced any operations. All activity for the period from July 29, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the preparation for the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Genesis Park Holdings, a Cayman Islands limited liability company (the “Sponsor”).

Subsequent to September 30, 2020, the registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 23, 2020 (the “Effective Date”). On November 27, 2020, the Company consummated the IPO of 16,377,622 units (the “Units”), including the issuance of 1,377,622 Units as a result of the underwriter’s partial exercise of its over-allotment option. Each Unit consists of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant entitling its holder to purchase one Class A ordinary share at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $163,776,220, which is described in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Sponsor Private Placement”) with the Sponsor for an aggregate of 7,292,541 warrants (“Sponsor Private Warrants”), each at a price of $1.00 per Sponsor Private Warrant, generating total proceeds of $7,292,541, and the private placement (“Jefferies Private Placement” and together with the Sponsor Private Placement, the “Private Placement”) with Jefferies LLC (“Jefferies”), underwriter for the IPO, of an aggregate of 439,627 warrants (the “Jefferies Private Warrants” and together with Sponsor Private Warrants, “Private Warrants”), each at a price of $1.00 per Jefferies Private Warrant, generating total proceeds of $439,627, for an aggregate purchase price of $7,732,168, which is described in Note 4.

Transaction costs amounted to $9,640,145, consisting of $3,275,524 of underwriting discount, $5,732,168 of deferred underwriter’s fee and $632,453 of other offering costs. In addition, as of November 27, 2020, $1,291,131 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the IPO on November 27, 2020, an amount of $166,232,864 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement was placed in a trust account (“Trust Account”) which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum of association, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 18 months from November 27, 2020 (the “Combination Period”), the closing of the IPO.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the IPO, management has agreed that an amount equal to at least $10.15 per Unit sold in the IPO will be held in the Trust Account, located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market fund meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide the holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the IPO (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.15 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes).

These Public Shares will be classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination.

If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association that the Company adopted upon the consummation of the IPO (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.

Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the IPO in favor of a Business Combination. Subsequent to the consummation of the IPO, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing redemption rights, if the Company seeks shareholder approval of its Business Combination and the Company does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the IPO, without the Company’s prior consent.

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within the Combination Period or with respect to any other provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company has not completed a Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Company’s initial shareholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquired public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination the Combination Period.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring normal accruals, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its IPO as filed with the SEC on November 24, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on November 27, 2020 and December 3, 2020. The interim results for the period from July 29, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the period ended December 31, 2020 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2020, the Company had $146 in cash and did not have any cash equivalents.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the IPO. Offering costs amounting to $9,640,145 were charged to shareholders’ equity upon the completion of the IPO. As of September 30, 2020, there was $262,384 of costs, classified as deferred offering costs, in the accompanying unaudited condensed balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2020, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the initial stockholders. Weighted average shares were reduced for the effect of an aggregate of 218,094 shares of Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriter. At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3—Initial Public Offering

On November 27, 2020, the Company sold 16,377,622 Units at a price of $10.00 per Unit, including the issuance of 1,377,622 Units as a result of the underwriter’s partial exercise of its over-allotment option. Each Unit consists of one share of Class A ordinary shares, par value $0.0001 per share and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4-Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,292,541 Sponsor Private Warrants and Jefferies, the underwriter for the IPO, purchased an aggregate of 439,627 Jefferies Private Warrants, at a price of $1.00 per unit, for an aggregate purchase price of $7,732,168. A portion of the proceeds from the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account.

Each Private Placement Warrant is exercisable to purchase one share of Class A ordinary share at $11.50 per share.

If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants will expire worthless.

Note 5—Related Party Transactions

Founder Shares

On July 30, 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On November 16, 2020, the Sponsor surrendered an aggregate of 1,437,500 Founder Shares, which were cancelled, resulting in an aggregate of 4,312,500 Founder Shares outstanding (of which 562,500 were subject to surrender for no consideration depending on the extent to which the underwriter exercised its over-allotment option). All share and per share amounts have been retroactively restated to reflect the share surrender. On November 27, 2020, the underwriter partially exercised its over-allotment option, hence, 344,406 Founder Shares were no longer subject to forfeiture and 218,094 remained subject to forfeiture. On December 8, 2020, the 218,094 Founder Shares were surrendered to the Company for no consideration.

The initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination, or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “lock-up”). Notwithstanding the foregoing, (1) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Due to Related Party

As of September 30, 2020, the Sponsor had paid on behalf of the Company an aggregate of $35,000 for costs related to the IPO. The Company repaid the amount in full on November 27, 2020.

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and due on the earlier of March 31, 2021 and the closing of the Initial Public Offering.

As of September 30, 2020, the Company had borrowed $30,000 under the Note. This note was repaid on November 27, 2020.

Administrative Services Agreement

Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant.

As of September 30, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Note 6—Commitments and Contingencies

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of (i) the Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) the Private Warrants, which were issued in a private placement simultaneously with the closing of the IPO, and the Class A ordinary shares underlying such Private Warrants, (iii) the private placement warrants that may be issued upon conversion of working capital loans (and the securities underlying such warrants) and (iv) the units purchased by Genesis Park in the IPO and the Class A ordinary shares and warrants comprising the units (including the Class A ordinary shares underlying the warrants in the units) will have registration rights to require the Company to register a sale of any of its securities held by them (in the case of the Founder Shares, only after conversion of such shares into Class A ordinary shares) pursuant to a registration and shareholder rights agreement. These holders of these securities will be entitled to make up to three demands, excluding short-form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company, subject to certain limitations. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter had a 45-day option beginning November 27, 2020 to purchase up to an additional 2,250,000 additional Units to cover over-allotments. On November 27, 2020, the underwriter partially exercised its over-allotment option and purchased an additional 1,377,622 Units.

On November 27, 2020, the underwriter was paid a cash underwriting fee of 2% of the gross proceeds of the Initial Public Offering, $3,275,524. In addition, $0.35 per unit, or $5,732,168 in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7—Shareholder’s Equity

Preference Shares—The Company is authorized to issue a total of 2,000,000 shares of preferred shares at par value of $0.0001 each. As of September 30, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 230,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At July 30, 2020, there were 5,750,000 Class B ordinary shares issued and outstanding. Of the 5,750,000 Class B ordinary shares, an aggregate of up to 750,000 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO.

On November 16, 2020, the Sponsor effected a surrender of 1,437,500 Founder Shares to the Company, resulting in a decrease in the total number of Class B ordinary shares outstanding from 5,750,000 to 4,312,500 (of which 562,500 were subject to surrender for no consideration depending on the extent to which the underwriter exercised its over-allotment option). As a result of the underwriter’s election to partially exercise its over-allotment option on November 27, 2020, a total of 344,406 Founder Shares were no longer subject to forfeiture and 218,094 Founder

Shares remained subject to forfeiture. On December 8, 2020, the Sponsor surrendered 218,094 Founder Shares to the Company for no consideration, resulting in an aggregate of 4,094,406 Founder Shares issued and outstanding, so that the number of Class B ordinary shares collectively equaled 20% of the Company’s issued and outstanding ordinary shares after the IPO. All shares and associated amounts have been retroactively restated to reflect the share surrender.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the initial Business Combination and holders of a majority of the Company’s Class B ordinary shares may remove a member of the board of directors for any reason.

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the Private Warrants) upon the consummation of the IPO, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, members of the Company’s management team or any of their affiliates upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to one.

Warrants — Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement registering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination or within a specified period following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act; provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a current prospectus relating thereto is current, subject to the Company’s satisfying obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue Class A ordinary shares upon exercise of a warrant unless Class A ordinary shares issuable upon such warrant exercise have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant, if not cash settled, will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

Once the warrants become exercisable, the Company may call the warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrantholder; and

•

if, and only if, the reported closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrantholders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right if the issuance of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. The Company will use its best efforts to register or qualify such ordinary shares under the blue sky laws of the state of residence in those states in which the warrants were initially offered by the Company in the IPO.

Note 7—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Other than as described in these financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we”, “us”, “our” or the “Company” are to Genesis Park Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a newly incorporated blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this prospectus as our initial business combination. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

The Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 23, 2020 (the “Effective Date”). On November 27, 2020, the Company consummated the IPO of 16,377,622 units (the “Units”), including the issuance of 1,377,622 Units as a result of the underwriter’s partial exercise of its over-allotment option. Each Unit consists of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant entitling its holder to purchase one Class A ordinary share at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $163,776,220.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Sponsor Private Placement”) with the Sponsor for an aggregate of 7,292,541 warrants (“Sponsor Private Warrants”), each at a price of $1.00 per Sponsor Private Warrant, generating gross proceeds of $7,292,541, and with Jefferies LLC (“Jefferies”), underwriter for the IPO, of an aggregate of 439,627 warrants (the “Jefferies Private Warrants” and together with Sponsor Private Warrants, “Private Warrants”), each at a price of $1.00 per Jefferies Private Warrant, generating gross proceeds of $439,627.

As indicated in the accompanying unaudited condensed financial statements, as of September 30, 2020 we held no cash and deferred offering costs of $262,384. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through September 30, 2020 were organizational activities, those necessary to prepare for the IPO, described below, and, after our IPO, those related to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We will generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from July 29, 2020 (inception) through September 30, 2020, we had a net loss of $5,111 which consisted of formation costs.

Liquidity and Capital Resources

As of September 30, 2020, we had no cash. Until the consummation of the IPO, our only sources of liquidity were an initial purchase of common stock by the Sponsor, an advance from our Sponsor in the amount of $35,000, and loans from the Sponsor in the aggregate amount of $30,000, which was used to pay offering-related costs.

Subsequent to September 30, 2020, the registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 23, 2020 (the “Effective Date”). On November 27, 2020, the Company consummated the IPO of 16,377,622 units (the “Units”), including the issuance of 1,377,622 Units as a result of the underwriter’s partial exercise of its over-allotment option. Each Unit consists of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant entitling its holder to purchase one Class A ordinary share at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $163,776,220.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Sponsor Private Placement”) with the Sponsor for an aggregate of 7,292,541 warrants (“Sponsor Private Warrants”), each at a price of $1.00 per Sponsor Private Warrant, generating total proceeds of $7,292,541 and with Jefferies LLC (“Jefferies”), underwriter for the IPO, of an aggregate of 439,627 warrants (the “Jefferies Private Warrants” and together with Sponsor Private Warrants, “Private Warrants”), each at a price of $1.00 per Jefferies Private Warrant, generating total proceeds of $439,627.

Transaction costs amounted to $9,640,145 consisting of $3,275,524 of underwriting discount, $5,732,168 of deferred underwriter’s fee and $632,453 of other offering costs. In addition, as of November 27, 2020, $1,291,131 of cash was held outside of the Trust Account and is available for working capital purposes.

Following the closing of the IPO on November 27, 2020, an amount of $166,232,864 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement was placed in a trust account.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or its affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Warrants, at a price of $1.50 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because we may become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete a Business Combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Critical Accounting Policies

The preparation of condensed interim financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, may be invested in U.S. government treasury bills, with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended of September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus supplement for our Initial Public Offering filed with the SEC on November 23, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus supplement for our Initial Public Offering filed with the SEC on November 23, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on November 23, 2020. On November 27, 2020, we consummated an Initial Public Offering of 16,377,622 units (the “Units”), including the issuance of 1,377,622 Units as a result of Jefferies LLC’s partial exercise of its over-allotment option, at an offering price of $10.00 per Unit, generating gross proceeds of $163,776,220, and incurring offering costs of approximately $9.64 million, inclusive of approximately $5.732 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated a private placement (the “Sponsor Private Placement”) with the Sponsor of an aggregate of 7,292,541 warrants (the “Sponsor Private Warrants”) to purchase 7,292,541 Class A ordinary shares, each at a price of $1.00 per Sponsor Private Warrant, generating gross proceeds of $7,292,541.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Jefferies Private Placement” and together with the Sponsor Private Placement, the “Private Placement”) with Jefferies of an aggregate of 439,627 warrants (the “Jefferies Private Warrants” and together with the Sponsor Private Warrants, the “Private Warrants”) to purchase 439,627 Class A ordinary shares, each at a price of $1.00 per Jefferies Private Warrant, generating gross proceeds of $439,627.

Upon the closing of the Initial Public Offering and the Private Placement, a total of $166,232,864 of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described above.

We paid approximately $3.276 million in underwriting discounts and commissions (not including the $5.732 million deferred underwriting commission payable at the consummation of the initial Business Combination) and approximately $0.63 million for other costs and expenses related to our formation and the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: January 7, 2021	GENESIS PARK ACQUISITION CORP.

	By:	/s/ Paul W. Hobby
	Name:	Paul W. Hobby
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: January 7, 2021	GENESIS PARK ACQUISITION CORP.

	By:	/s/ Jonathan E. Baliff
	Name:	Jonathan E. Baliff
	Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)