Form 10-K
period 2020-12-31
Genesis Park Acquisition Corp.
filed 2021-03-29
CIK 1819810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2020

Commission File Number 001-39733

GENESIS PARK ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1550429
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2000 Edwards Street, Suite B
Houston, TX	77007
(Address of principal executive offices)	(zip code)

(713) 489-4650

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	GNPK. U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	GNPK	The New York Stock Exchange
Redeemable warrants, with each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	GNPK WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes    ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The registrant was not a public company as of June 30, 2020 and therefore it cannot calculate the aggregate market value of its voting and non-voting common shares held by non-affiliates as of such date.

As of March 29, 2021, 16,377,622 Class A ordinary shares, par value $0.0001 per share, and 4,094,406 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: Certain information contained in the registrant’s prospectus dated November 23, 2020, as filed with the Securities and Exchange Commission (“SEC”) on November 24, 2020, pursuant to Rule 424(b)(4) (SEC File No. 333-249066) is incorporated into certain portions of Part I, Item 1 and Item 1A, and Part III, Item 13, as disclosed herein.

GENESIS PARK ACQUISITION CORP.

FORM 10-K

- i -

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this annual report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination, including our recently announced proposed business combination with Redwire, LLC (“Redwire”);

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination, including due to the uncertainty resulting from the recent COVID-19 pandemic;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

- ii -

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance following the IPO.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this annual report entitled “Risk Factors” beginning on page 9 and those factors that will be included in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed business combination with Redwire. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary Risk Factors

Below is a summary of the principal risk factors associated with an investment in our securities. In addition to the below, you should carefully consider the information included in “Risk Factors” beginning on page 9 of this Annual Report together with all of the other information included in this Annual Report and the other reports and documents filed or furnished by us with the SEC, including, upon its filing, our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed business combination with Redwire, for a more detailed discussion of the principal risks as well as certain other risks that you should carefully consider before deciding to invest in our securities:

•

Ability to Complete Business Combination. We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.15 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•

Impact of COVID-19. Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic.

•

Opportunity to Vote on Proposed Business Combination. Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

•	Ability to Evaluate Target Business’s Operations. You may be unable to ascertain the merits or risks of any particular target business’s operations.

•

Competition. In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic business combinations.

- iii -

•

Dependence on Key Personnel. Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

•

Ability to Obtain Financing. We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

•

Conflict of Interest. Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•

Emerging Growth Company. We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

•

Exercise of Redemption Rights. The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•

Cayman Islands Incorporated Company. Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

•

Delisting. The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

- iv -

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Genesis Park Acquisition Corp.

We are a Cayman Islands exempted company incorporated on July 29, 2020 whose business purpose is to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to herein as our initial business combination. We may seek a target in any industry or geographic region. While we may pursue an initial business combination target in any industry or geographic region, we will seek to capitalize on the operational and investment experience of our management team and focus on companies that we believe have significant growth prospects with the potential to generate attractive returns for our shareholders. We expect to focus on identifying potential target companies in the aerospace and aviation services sectors with above-industry-average growth, substantial free cash flow generation, and a defensible market position with an enterprise value of $500 million to $1 billion where our management team’s operational, strategic or managerial expertise can assist in maximizing value. We recently announced our proposed business combination with Redwire, a company which provides critical space infrastructure technology and services. See Note 9 of our audited consolidated financial statements for further information, which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

On July 30, 2020, our sponsor, Genesis Park Holdings (“Sponsor”) paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for Class B ordinary shares, par value $0.0001 (the “Founder Shares”), representing 20% of the Company’s issued and outstanding ordinary shares after we consummated our initial public offering (“IPO”). On November 27, 2020, we consummated our IPO of 16,377,622 units (the “Units”), including the issuance of 1,377,622 Units as a result of the underwriter’s partial exercise of its over-allotment option. Each Unit consisted of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant entitling its holder to purchase one Class A ordinary share at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $163,776,220.

Simultaneously with the closing of the IPO, the Company consummated the private placement (the “Sponsor Private Placement”) with our Sponsor for an aggregate of 7,292,541 warrants (“Sponsor Private Warrants”), each at a price of $1.00 per Sponsor Private Warrant, generating total proceeds of $7,292,541, and the private placement (“Jefferies Private Placement” and together with the Sponsor Private Placement, the “Private Placement”) with Jefferies LLC (“Jefferies”), underwriter for the IPO, of an aggregate of 439,627 warrants (the “Jefferies Private Warrants” and together with Sponsor Private Warrants, “Private Warrants”), each at a price of $1.00 per Jefferies Private Warrant, generating total proceeds of $439,627, for an aggregate purchase price of $7,732,168.

As of the closing of the IPO, transaction costs related to the IPO amounted to $9,640,145, consisting of $3,275,524 of underwriting discount, $5,732,168 of deferred underwriter’s fee and $632,453 of other offering costs. In addition, as of the closing of the IPO, $1,291,131 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the IPO on November 27, 2020, an amount of $166,232,864 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from IPO and the sale of the Private Warrants will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of its public shares in connection with an initial business combination or to redeem 100% of its public shares if the Company does not complete its initial business combination by May 27, 2022 or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (c) the redemption of the Company’s public shares if the Company is unable to complete its initial Business Combination by May 27, 2022.

For further details regarding our business, see the section titled “Proposed Business” contained in our prospectus dated November 23, 2020, which section is incorporated by reference herein (the “prospectus”).

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any operations until after the consummation of our initial business combination. We intend to utilize cash derived from the proceeds of our IPO and the private placement of Private Warrants, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the IPO and the private placement of Private Warrants are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes.

If we pay for our initial business combination using shares or debt securities, or we do not use all of the funds released from the Trust Account for payment of the purchase price in connection with our business combination or for redemptions or purchases of our ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus and know what types of businesses we are targeting. Our officers and directors, as well as our Sponsor and its affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows, conferences or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsor and their respective industry and business contacts as well as their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which our Sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the Company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our Sponsor, executive officers or directors, nor any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our Sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination.

The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our Sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view.

If any of our executive officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Certain of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We believe, however, that the fiduciary duties or contractual obligations of our officers and directors will not materially affect our ability to complete our initial business combination.

Selection of a Target Business and Structuring of a Business Combination

NYSE rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions). The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, and a review of financial and other information about the target and its industry, including:

•	growth potential;

•	brand recognition and potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes, or services;

•	existing distribution and potential for expansion;

•	degree of current or potential market acceptance of the products, processes, or services;

•	impact of regulation on the business;

•	regulatory environment of the industry;

•	costs associated with effecting the business combination;

•	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

•	macro competitive dynamics in the industry within which the company competes.

Fair Market Value of Target Business

Pursuant to NYSE rules, our initial business combination must occur with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business for the post-acquisition company to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for the purposes of a tender offer or for seeking shareholder approval, as applicable.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	cause us to depend on the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons. The Companies Law (2020 Revision) of the Cayman Islands (as the same may be supplemented or amended from time to time, the “Companies Law”) and the common law of the Cayman Islands do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination.

Under the NYSE’s listing rules, shareholder approval would be required for our initial business combination if, for example:

•	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding;

•

any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the Company;

•	the expected cost of holding a shareholder vote;

•	The risk the shareholders would fail to approve the proposed business combination

•	other time and budget constraints of the Company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Redemption of Public Shares and Liquidation if No Business Combination

Our amended and restated memorandum and articles of association provide that we will have until May 27, 2022 to complete our initial business combination. If we are unable to complete our initial business combination by May 27, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination May 27, 2022.

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial business combination by May 27, 2022. However, the public shares acquired by our Sponsor, officers or directors in or after the IPO are entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination by May 27, 2022.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 27, 2022 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of deferred underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds from the IPO and the sale of the Private Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.15. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.15. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to enter into an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to the Company, and will only enter into an agreement with such third party if our management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of the offering will not execute agreements with us waiving such claims to the monies held in the Trust Account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.15 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to our letter agreement with the Sponsor, the form of which is filed as Exhibit 3.1 to this Annual Report on Form 10-K (the “Letter Agreement”), our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy their indemnity obligations, and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.15 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations, and believe that our Sponsor’s only assets are securities of our company. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per public share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 from the proceeds of the IPO with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure you we will be able to return $10.15 per share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend any provisions of our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 27, 2022 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by May 27, 2022, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights as described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Human Capital Resources

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our audited financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. For risk factors related to our proposed business combination with Redwire, see the “Risk Factors” section of our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC.

Risk Factors Specific to Our Business

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.15 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated memorandum and articles of association provide that we must complete our initial business combination by May 27, 2022. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, political considerations, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the United States and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.15 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.15 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per share” and other risk factors below.

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the initial business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed initial business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding public shares do not approve of the initial business combination we complete. Please see the section herein entitled “Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 230,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 2,000,000 preference shares, par value $0.0001 per share. As of December 31, 2020, there are 215,000,000 and 16,250,000 (assuming, in each case, that the underwriters have not exercised their over-allotment option) authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account the Class A ordinary shares reserved for issuance upon exercise of outstanding warrants or the Class A ordinary shares issuable upon conversion of Class B ordinary shares. As of December 31, 2020, there are no preference shares issued and outstanding. Class B ordinary shares are convertible into Class A ordinary shares initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated memorandum and articles of association provides that we may not issue additional shares that would entitle the holders thereof to receive funds from the Trust Account or vote on any initial business combination or on matters related to our pre-initial business combination activity. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account, (ii) vote on any initial business combination or (iii) vote on matters related to our pre-initial business combination activity. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with the approval of our shareholders. However, our executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 27, 2022 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional ordinary or preference shares:

•

may significantly reduce the equity interest of our existing investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one to one basis upon conversion of the Class B ordinary shares

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•

could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Similarly, we may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us. Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to pay dividends on our Class A ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If the net proceeds of the IPO and the sale of the Private Warrants not being held in the Trust Account are insufficient to allow us to operate until May 27, 2022, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.15 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until May 27, 2022, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account are sufficient to allow us to operate for at least until May 27, 2022; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. Of the net proceeds of the IPO and the sale of the Private Warrants, only approximately $1,000,000 are available to us outside the Trust Account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds not to be held in the Trust Account. In such case, the amount of funds we hold outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, or any affiliate of our Sponsor or any of our officers and directors is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek advances or loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.15 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.15 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to enter into an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us, and will only enter into an agreement with such third party if our management believes that such third party’s engagement would be in our best interests under the circumstances. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.15 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to the Letter Agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations, and believe that our Sponsor’s only assets are securities of our company. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.15 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.15 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.15 per share due to reductions in the value of the trust assets, in each case net of the interest, which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors, in exercising their business judgment and subject to their fiduciary duties, may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.15 per share.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. Claims may be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

You may be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete an initial business combination with companies in a variety of industries, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to evaluate the management team of any prospective target business may be limited.

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Our key personnel may negotiate employment or consulting agreements as well as reimbursement of out-of-pocket expenses, if any, with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation or reimbursement for out-of-pocket expenses, if any, following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the combined company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Additionally, they may negotiate reimbursement of any out-of-pocket expenses incurred on our behalf prior to the consummation of our initial business combination, should they choose to do so. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination, or as reimbursement for such out-of-pocket expenses. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section entitled “Management—Directors and Officers” contained in the prospectus, which section is incorporated by reference herein.

Since our Sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (except with respect to any public shares the may hold), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

As of the closing of our IPO, our Sponsor owns the Founder Shares representing 20% of our issued and outstanding ordinary shares. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, in connection with the closing of our IPO, our Sponsor purchased an aggregate of 7,292,541 Private Warrants for a purchase price of $1.00 per warrant that will also be worthless if we do not complete an initial business combination. Holders of Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any Founder Shares in connection with a shareholder vote to approve a proposed initial business combination or in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

For a complete discussion of our officers’ and directors’ business Conflict of Interests and the potential conflicts of interest that you should be aware of, please see the sections entitled “Management—Officers, Directors and Director Nominees,” “Management—Conflicts of Interest” and “Certain Relationships and Related Party Transactions” contained in the prospectus, which sections are incorporated by reference herein.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We may be able to complete only one business combination with the proceeds of the IPO and the sale of the Private Warrants, which will cause us to be solely dependent on a single business, which may have a limited number of products or services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from our IPO and the sale of the Private Warrants, only $166,230,646 is available to complete our initial business combination and pay related fees and expenses (which includes up to $5,250,000, or up to $6,037,500 if the over-allotment option is exercised in full, for the payment of deferred underwriting commissions being held in the Trust Account).

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the Private Warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.15 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our Sponsor, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.15 per share on the liquidation of our Trust Account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per share,” under certain circumstances our public shareholders may receive less than $10.15 per share upon the liquidation of the Trust Account.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The IPO was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 27, 2022 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by May 27, 2022, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.15 per share, or less in certain circumstances described herein, on the liquidation of our Trust Account and our warrants will expire worthless.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, and which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by May 27, 2022. Consequently, such target business may have leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the target(s) of our initial business combination is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.15 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.15 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.15 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per share” and other risk factors herein.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands and certain of our officers and directors are residents of jurisdictions outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders are governed by our amended and restated memorandum and articles of association, the Companies Law and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States. For a more detailed discussion of the principal differences between the provisions of the Companies Law applicable to us and, for example, the laws applicable to companies incorporated in the United States and their shareholders, see the section captioned “Description of Securities—Certain Differences in Corporate Law” contained in the prospectus, which section is incorporated by reference herein.

Shareholders of Cayman Islands exempted companies like the Company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by Maples and Calder, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

If we effect our initial business combination with a company with locations or operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with locations or operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, including, but not limited to, tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	Government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Risk Factors Relating to our Securities

The Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrantholders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act; provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such ordinary shares under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in the IPO. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private warrants may be able to exercise such private warrants.

If you exercise your public warrants on a “cashless basis,” you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

Under the following circumstances, the exercise of the public warrants may be required or permitted to be made on a cashless basis: (i) If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrantholders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption; (ii) if our ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement; and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available; and (iii) if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants multiplied by the excess of the “fair market value” (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial shareholders and Jefferies may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the IPO, our initial shareholders, Jefferies and their respective permitted transferees can demand that we register the resale of Private Warrants, the Class A ordinary shares issuable upon conversion of the Founder Shares and the Private Warrants held, or to be held, by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our initial shareholders or holders of working capital loans or their respective permitted transferees are registered for resale.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the Company, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants and, solely with respect to any amendment to the terms of the Private Warrants or any provision of our warrant agreement with respect to the Private Warrants, a majority of the number of the then outstanding Private Warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 27, 2022 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered in the IPO, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A ordinary shares and warrants are separately listed on the NYSE. Although we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time. If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on the NYSE, our units, Class A ordinary shares and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters is not required to be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

Our initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

As of the closing of our IPO, our initial shareholders own shares representing 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. In addition, our board of directors, whose members were appointed by our initial shareholders, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting of shareholders to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the reported closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such ordinary shares under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in the IPO. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

The grant of registration rights to our initial shareholders and Jefferies may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our IPO, our initial shareholders, Jefferies and their respective permitted transferees can demand that we register the resale of Private Warrants, the Class A ordinary shares issuable upon conversion of the Founder Shares and the Private Warrants held, or to be held, by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our initial shareholders or holders of working capital loans or their respective permitted transferees are registered for resale.

General Risk Factors

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic.

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events, including as a result of increased market volatility and decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We maintain our principal executive offices at 2000 Edwards St., Suite B, Houston, TX 77007. This space is being provided to us by our Sponsor, for a monthly fee of $15,000 for office space, secretarial and administrative services. We consider our current office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, Class A ordinary shares and warrants are listed on The New York Stock Exchange (“NYSE”). Class A ordinary shares and warrants that are separated trade on NYSE under the symbols “GNPK” and “GNPK WS”. Those units not separated from the Class A ordinary shares trade on the NYSE under the symbol “GNPK.U.”

Holders

As of December 31, 2020, there was 1 holder of record of our units, 0 holders of record of our Class A ordinary shares and 2 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On July 30, 2020, the Sponsor paid $25,000 or approximately $0.004 per share, to cover certain offering costs in consideration for the Founder Shares. On November 16, 2020, the Sponsor surrendered an aggregate of 1,437,500 Founder Shares, which were cancelled, resulting in an aggregate of 4,312,500 Founder Shares outstanding (of which 562,500 were subject to surrender for no consideration depending on the extent to which the underwriter exercised its over-allotment option). All share and per share amounts have been retroactively restated to reflect the share surrender. On November 27, 2020, the underwriter partially exercised its over-allotment option, hence, 344,406 Founder Shares were no longer subject to forfeiture and 218,094 remained subject to forfeiture. On January 7, 2021, the 218,094 Founder Shares were surrendered to the Company for no consideration.

On November 27, 2020, the Company consummated its initial public offering of 16,377,622 units (the “Units”), including the issuance of 1,377,622 Units as a result of the underwriter’s partial exercise of its over-allotment option. Each Unit consisted of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant entitling its holder to purchase one Class A ordinary share at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $163,776,220.

Simultaneously with the closing of the IPO, the Company consummated the Sponsor Private Placement with the Sponsor for Sponsor Private Warrants, each at a price of $1.00 per Sponsor Private Warrant, generating total proceeds of $7,292,541, and the Jefferies Private Placement with Jefferies, underwriter for the IPO, of the Jefferies Private Warrants, each at a price of $1.00 per Jefferies Private Warrant, generating total proceeds of $439,627, for an aggregate purchase price of $7,732,168.

Transaction costs to date amounted to $9,640,145, consisting of $3,275,524 of underwriting discount, $5,732,168 of deferred underwriter’s fee and $632,453 of other offering costs. In addition, as of December 31, 2020, $1,295,380 of cash was held outside of the Trust Account and is available for working capital purposes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us the approximately $1,000,000 of proceeds held outside the Trust Account. We will use these funds to, among other expenditures described herein, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on July 29, 2020 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have not engaged in any operations to date and our only revenues relate to interest earned on investments in the trust account. Following our IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after our IPO. After our IPO, we have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to continue to increase substantially.

For the year ended December 31, 2020, we had a net loss of $28,906 which consists of operating costs of $39,657 partially offset by interest earned on marketable securities held in the trust account of $10,751.

Going Concern, Liquidity and Capital Resources

On November 27, 2021, we consummated the IPO of 16,377,622 Units, at a price of $10.00 per unit, generating gross proceeds of $163,776,220. Simultaneously with the closing of the IPO, we consummated the sale of 7,292,541 private placement warrants to our sponsor at a price of $1.00 per warrant, generating gross proceeds of $7,292,541.

Following the IPO and the sale of the private placement warrants, a total of $163,776,220 was placed in the trust account. Transaction costs amounted to $9,640,145 consisting of $3,275,524 of upfront underwriting discount, $5,732,168 deferred underwriter’s discount and $632,453 of other offering costs. In addition, $1,291,131 of cash was held outside of the Trust Account and was available for working capital purposes. At December 31, 2020, $1,295,380 of cash was available for working capital needs.

For the year ended December 31, 2020, cash used in operating activities was $97,168. Net loss of $28,906 was affected by interest earned on marketable securities held in the trust account of $10,751. Changes in operating assets and liabilities used $57,511 of cash from operating activities.

As of December 31, 2020, we had marketable securities held in the trust account of $166,243,614. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $1,295,380 held outside the trust account. We intend to use the funds held outside the trust account to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $15,000 for office space, and administrative and support services, provided to the Company. We began incurring these fees on November 17, 2020 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred fee of $0.35 per unit, or $5,732,168 in the aggregate, which will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Shares of Class A Common Stock Subject to Redemption

We account for shares of our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 15,454,614 shares of Class A ordinary shares subject to possible redemption were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for shares of our Class A ordinary shares subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of our Class A ordinary shares subject to possible redemption outstanding for the period. Net loss per ordinary share, basic and diluted for non-redeemable shares of Class B ordinary shares is calculated by dividing net loss less income attributable to shares of Class A ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable Class B ordinary shares outstanding for the period presented.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the period ended December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts deposited in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this annual report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position

David N. Siegel	59	Chairman of the Board

Paul W. Hobby	60	Chief Executive Officer and Director

Jonathan E. Baliff	57	President, Chief Financial Officer and Director

David Bilger	33	Executive Vice President

Wayne Gilbert West	60	Director

Richard H. Anderson	65	Director

Andrea Fischer Newman	62	Director

Thomas Dan Friedkin	56	Director

David N. Siegel serves as Chairman of our board of directors. Mr. Siegel has 30 years of experience in the aerospace and aviation industries and possesses deep relationships across the entire aerospace supply chain. He currently serves as Executive Chairman of Sun Country Airlines, an ultra-low-cost carrier (“ULCC”), which he joined in April 2018, and as Chairman of Volotea, a Spanish low-cost airline, which he joined in April 2018. Since October 2017, Mr. Siegel has acted as a Senior Advisor for Apollo and in that capacity assisted Apollo in the acquisition of portfolio companies Sun Country Airlines and Volotea. From April 2016 to September 2017, Mr. Siegel served as Chief Executive Officer of aircraft leasing company AWAS. During his time as CEO, Mr. Siegel demonstrated his ability to effectively run global operations by managing $8.4 billion in total assets through AWAS’s committed fleet of 261 aircraft across 45 countries. Prior to joining AWAS, Mr. Siegel served as Chief Executive Officer for a number of operators, including Frontier Airlines from 2012 to 2015, XOJET from 2008 to 2010 and US Airways (formerly NYSE:LCC) from 2002 to 2004. At the helm of Frontier Airlines, Mr. Siegel successfully transitioned the airline to become a profitable ULCC in 2014. Prior to running Frontier Airlines, Mr. Siegel was Co-Chairman and Chief Executive Officer of XOJET, where he launched fixed coast-to-coast pricing options that solidified the company’s position as a key player in the transcontinental charter market. In June 2004, Mr. Siegel became the Chairman and Chief Executive Officer of Gate Gourmet Group Inc., the world’s largest independent airline catering and logistics provider. Prior to his departure in December 2008, Mr. Siegel guided the company through an operational and financial restructuring that tripled the enterprise value. Additionally, Mr. Siegel implemented a strategic mergers and acquisitions growth strategy that created a portfolio of eleven companies, operating under the umbrella brand Gategroup, which specialized in in-flight products and services. After being asked to join US Airways Group as Chief Executive Officer in March 2002, Mr. Siegel successfully guided the company through bankruptcy and returned it to profitability in 2003. Prior to US Airways, Mr. Siegel was Chairman and Chief Executive Officer of Avis Rent A Car System, Inc., joining six weeks before the September 11th terrorist attacks. While at Avis, Mr. Siegel helped navigate the company through challenging times, including a steep drop in travel demand. He also led Avis’s acquisition of Budget Group for $107.5 million to further grow the leisure segment of the company and create the second largest car rental company in the world, Avis Budget Group. After beginning his career as a consultant at Bain & Company, where he worked from 1983 to 1990, Mr. Siegel served in various senior management roles at Continental (formerly NYSE:CAL) and Northwest (formerly NYSE:NWA). Mr. Siegel holds a B.S. from Brown University and an M.B.A. from Harvard Business School.

Paul W. Hobby serves as Chief Executive Officer and Director. He is a Founding Partner at Genesis Park LP, a Houston-based private equity firm specializing in growth businesses, distressed situations and public company carveouts. Mr. Hobby maintains extensive relationships with industry-leading aviation executives, private equity firms, family offices and privately owned businesses across the aerospace and aviation sectors. Additionally he has over 20 years of sourcing experience focused on alignment and partnership with management teams and shareholders. At Genesis Park, directly and through its portfolio companies, Mr. Hobby has recapitalized and redirected ten public company divisions in multiple industries. For two of those transactions, Mr. Hobby served as Chief Executive Officer post-acquisition: (i) at Texas Monthly, LLC from 2016 to 2019 and (ii) at Alpheus Communications, LLC, a fiber optic network and data center provider, from 2004 to 2011. In another carveout from a bankrupt parent, he served as Chairman of CapRock Services, Inc. from 2002 to 2007 and as a director of CapRock from 2007 to 2011. Under his firm’s leadership, the CapRock business grew from $24 million in revenue to over $600 million to become one of the largest providers of satellite services globally. Furthermore, Mr. Hobby has served on the board of directors of NRG (NYSE:NRG), a leading integrated power company, since March 2006. In an activist posture, he became a member of the board of directors of Flotek Industries, Inc. (NYSE:FTK) in March of 2019, where he facilitated the retirement of the incumbent CEO and recruited a new management team to redirect the company. Mr. Hobby is former Chairman of the Houston Branch of the Federal Reserve Bank of Dallas, the Greater Houston Partnership, the Texas Business Hall of Fame, the Texas General Services Commission and the Texas Ethics Commission, and today serves on the Baylor College of Medicine Board of Trustees. He also served on the board of directors of Global Logistics, Stewart Title, Coastal Banc, Amegy Bank and Aronex Pharmaceuticals. Early in his career, Mr. Hobby served as Assistant U.S. Attorney for the Southern District of Texas, Chief of Staff to the Lieutenant Governor of Texas, and as an Associate at Fulbright & Jaworski. Mr. Hobby holds a B.A. from the University of Virginia and a J.D. from the University of Texas Law School.

Jonathan E. Baliff serves as President, Chief Financial Officer and Director. He has been a leader in the aviation and infrastructure sector for over 25 years, acting as a public company senior executive in addition to an investment and commercial banker. Most recently, Mr. Baliff was at Bristow (formerly NYSE:BRS), the world’s largest commercial helicopter and industrial aviation company serving the energy and government sectors, where he served first as Chief Financial Officer from 2010 to 2014 and President and Chief Executive Officer from 2014 to 2018. During his time at Bristow, the company consistently led its peers in safety, operational and financial performance with over $1.5 billion in business and long-term contract acquisitions. Despite significant turmoil in the offshore transportation services market following the 2014 global oil price collapse, Bristow continued to recognize revenue growth while Bristow’s peer group’s revenues fell by an average of ~10% annually with most competitors filing for bankruptcy over the same period. Bristow filed for Chapter 11 bankruptcy protection in May 2019. Mr. Baliff is currently named as a defendant in a class-action lawsuit against Bristow and certain of its former directors and officers, which is currently entering mediation. A related derivative lawsuit has already been dismissed. Prior to joining Bristow, Mr. Baliff acted as Executive Vice President for Strategy at NRG (NYSE:NRG), the largest independent electric power generator in the United States, from 2007 to 2010. As both a banker to and an employee of NRG, Mr. Baliff was part of the team that led the company out of bankruptcy in 2004 to become a member of the Fortune 500 and systematically changed the company’s business by pursuing a retail customer and low-carbon energy strategy. This strategy included completing over $5 billion in acquisitions including the purchase of Reliant Energy and Green Mountain Energy, growing the retail footprint of NRG to over three million customers. Prior to NRG, Mr. Baliff acted as a Managing Director in Credit Suisse’s Global Energy Group from 1996 to 2007 and an associate in J.P. Morgan’s Natural Resources Group from 1995 to 1996, where he was responsible for corporate finance and M&A executions during the era of natural gas and electric utility deregulation, with over $50 billion in M&A transactions and financings completed. Additionally, Mr. Baliff served on active duty in the U.S. Air Force from 1985 to 1993 as an aviator flying the F-4 Phantom fighter aircraft. Currently, Mr. Baliff serves on the board of directors and Risk Committee of Texas Capital Bancshares, Inc. (NASDAQ:TCBI), the parent company of Texas Capital Bank. Mr. Baliff has served on the Board of TCBI since 2017, during which period the company generated an average annual increase in net income available to common shareholders of 29.1%. Mr. Baliff holds a Bachelor of Aerospace Engineering from the Georgia Institute of Technology and a Master of Science in Foreign Service from Georgetown University.

Wayne Gilbert West serves as a Director. Throughout his over 30 years of experience, Mr. West has held a multitude of leadership roles across the aerospace and aviation industries, including positions at Boeing (NYSE:BA), Delta (NYSE:DAL), Northwest (formerly NYSE:NWA) and United (NASDAQ:UAL). While at Delta, from 2008 to 2020, Mr. West held a variety of roles, including Senior Vice President of Airport Customer Service and Technical Operations, Senior Executive Vice President and Chief Operating Officer. While Chief Operating Officer from 2014 to 2020, Mr. West managed a team of over 70,000 employees and was responsible for managing safe, reliable operations globally by overseeing the fleet, technical operations and asset procurement and performance. Prior to joining Delta, Mr. West served as President and Chief Executive Officer of Laidlaw Transit Services Inc., which provided bus transportation through intercity, interstate and interurban bus lines, from 2006 to 2007. After joining TIMCO Aviation Services, Inc. in 2001 as Executive Vice President and Chief Operating Officer, Mr. West served as President from 2002 to 2005 and was instrumental in achieving the company’s 4-year 5.7% compounded annual growth rate. He also served as an executive at Northwest from 1996 to 2001 and held various managerial positions with United, Rohr Industries, Sundstrand Corporation and Boeing Commercial Aircraft. Mr. West currently serves on the board of directors of Forward Air Corporation (NASDAQ:FWRD), which he joined in October 2018, and Wheels Up, which he joined in February 2019. Mr. West holds a B.S. in Mechanical Engineering from North Carolina State University and an M.B.A. from National University in San Diego.

Richard H. Anderson serves as a Director. Mr. Anderson served as Chief Executive Officer of Delta (NYSE:DAL) from September 2007 to May 2016 and was Executive Chairman from May 2016 until his retirement in October 2016. He joined Delta as the company was emerging from Chapter 11 bankruptcy court protection and played the main leadership role in leading Delta to achieve an average annual revenue growth rate of 8.4% and taking the company from a $4.5 billion market capitalization in 2007 to a $29.1 billion market capitalization in 2016. Mr. Anderson led Delta to record profitability – from bankruptcy to GAAP pre-tax income of $7.1 billion and return on invested capital of 28% in 2015, his final year running Delta. Furthermore, in October 2008, Mr. Anderson led Delta to complete the acquisition of Northwest (formerly NYSE:NWA) for an aggregate value of $2.7 billion. Prior to his time at Delta, Mr. Anderson served as Executive Vice President and President of Commercial Services at UnitedHealth (NYSE:UNH) from 2004 to 2007 and led the formation of Optum. Prior to UnitedHealth, Mr. Anderson was at Northwest, which he joined in 1990 and served as Vice President, Deputy General Counsel, Senior Vice President of Technical Operations and Chief Operating Officer prior to his role as Chief Executive Officer from 2001 to 2004. During his time at Northwest, Mr. Anderson led the company to experience a compounded annual revenue growth rate of 4.4% from 2001 to 2004. Most recently, Mr. Anderson served as the volunteer President and Chief Executive Officer of National Railroad Passenger Corporation (“Amtrak”) from June 2017 to April 2020. During his time at Amtrak, the company reported record ridership and revenues and cut operating losses to near breakeven. Mr. Anderson currently serves on the board of directors of Medtronic plc, which he joined in 2004, and the board of directors of Cargill Inc., which he joined in 2006. Mr. Anderson served on the board of directors of Northwest, Delta, Mesaba Aviation, Inc., Xcel Energy Inc. and Securian Financial Group, Inc., and he was elected Chairman of Airlines for America and Chairman of the International Air Transportation Association while CEO at Delta. He also was selected by the FAA as the Chairman of the Next Gen Advisory Committee. Mr. Anderson holds a B.S. from the University of Houston, Clear Lake City, and a J.D. from the South Texas College of Law, Houston.

Andrea Fischer Newman serves as a Director. For over 25 years, Ms. Newman has worked at the intersection of business, law, policy and politics. From 2008 to 2017, Ms. Newman served as Senior Vice President of Government Affairs at Delta Air Lines, Inc. (NYSE:DAL) (“Delta”), where she led Delta’s efforts to reform the Export-Import Bank, as well as its work to secure bilateral aviation agreements between the U.S. and foreign countries. While managing government affairs throughout global fuel price increases and the economic downturn in 2008 and 2009, Ms. Newman was vital in maintaining and developing strategies to further Delta’s interests domestically and internationally. Prior to Delta, Ms. Newman was at Northwest Airlines Corp (formerly NYSE:NWA) (“Northwest”) for thirteen years, where she served as Vice President from 1995 to 2001 and Senior Vice President from 2001 to 2008. While at Northwest, Ms. Newman helped lead the airline industry in significant initiatives, including legislation impacting airline pensions, global competitiveness and the industry’s response to the September 11th attacks. Ms. Newman also played an active role in the merger and integration of Northwest and Delta and managed government relations through Northwest’s bankruptcy. Earlier on in her career, Ms. Newman was at Miller, Canfield, Paddock and Stone (“Miller, Canfield”) for almost seven years, where she served as Senior Legal Counsel from 1988 to 1992 and Senior Partner from 1992 to 1994. Prior to her time at Miller, Canfield, Ms. Newman served as Deputy Assistant to the Vice President of the United States from 1985 to 1986 and as Special Counsel to the Assistant Secretary of Defense from 1986 to 1987. Ms. Newman currently serves on the board of directors for PrimeFlight Aviation Services, Sun Country Airlines and Sequitur Energy Resources. She holds a B.A. with Honors in History from the University of Michigan and a J.D. from The George Washington University Law School.

Thomas Dan Friedkin serves as a Director. Mr. Friedkin is currently Chairman and Chief Executive Officer of The Friedkin Group, a privately held consortium of businesses and investments in the automotive, entertainment and hospitality industries. Mr. Friedkin is also the Chairman and Chief Executive Officer of Gulf States Toyota, a subsidiary of The Friedkin Group and one of the world’s largest independent distributors of Toyota vehicles and parts, serving more than 150 dealers. Under Mr. Friedkin’s leadership, Gulf States Toyota sold $9 billion of vehicles in 2018. Gulf States Toyota has consistently been recognized by the Houston Chronicle as one of the “Top Private Companies” in Houston and was recognized by Forbes as one of America’s “Best Midsize Employers.” Furthermore, Mr. Friedkin founded media investment company 30West, which controls Neon Group, the company responsible for funding the release and distribution of Oscar best picture, Parasite. Mr. Friedkin also founded Imperative Entertainment, which has financially backed major motion films including The Mule, The Square and I, Tonya. In addition to his experience in the media space, Mr. Friedkin also serves as Chairman of Auberge Resorts Collection, a portfolio of luxury hotels, resorts and residences, spanning across eight time zones and three continents. Mr. Friedkin also founded Pursuit Aviation, an aerial photography company that has used their breakthrough platform, known as JETCAM, to pair shot-over camera systems with aerobatic jet aircraft to perform work for acclaimed movies and television, including Dunkirk, Thor and Ray Donovan. Mr. Friedkin has a long history tied to aviation, stemming from his father, a famed aviator and owner of Carlsbad Jet Center, and grandfather, the founder of the discount airline Pacific Southwest Air. Mr. Friedkin holds a B.A. from Georgetown University and an M.B.A. from Rice University.

Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Anderson and Baliff, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Messrs. Friedkin and Hobby, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Ms. Newman and Messrs. West and Siegel, will expire at the third annual general meeting.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Friedkin, Siegel, West and Anderson and Ms. Newman are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Audit Committee

We have established an audit committee of our board of directors effective November 2020. Messrs. Friedkin and Siegel and Mr. Anderson serve as members of our audit committee, and Mr. Anderson chairs the audit committee.

Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Friedkin and Siegel and Mr. Anderson meet the independent director standard under NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Siegel qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Our audit committee charter details the principal functions of the audit committee, including:

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Nominating and Corporate Governance Committee

Effective November 23, 2020, we established a nominating and corporate governance committee. The members of our nominating and corporate governance committee are Messrs. Friedkin and West and Ms. Newman, and Ms. Newman serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee will be to assist the board in:

•

identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of NYSE. Our board of directors adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website at www.genesis-park.com.

Guidelines for Selecting Director Nominees

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for appointment at the annual general meeting of the shareholders. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee

Effective November 23, 2020, we established a compensation committee of our board of directors. Messrs. West and Siegel and Ms. Newman serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. West and Siegel and Ms. Newman are independent and Mr. West chairs the compensation committee.

We adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Code of Ethics

Effective November 23, 2020, we adopted a code of ethics applicable to our directors, officers and employees. You are able to review a copy of the code of ethics by accessing our public filings at the SEC’s web site at www.sec.gov.and a copy will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Since November 23, 2020 through the acquisition of a target business, we will pay our Sponsor $15,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our executive officers or directors compensation in lieu of a salary.

Other than the $15,000 per month administrative fee, there will be no finder’s fees, reimbursement, consulting fee, non-cash payments, monies in respect of any payment of a loan or other compensation paid by us to our Sponsor, officers or directors, or any affiliate of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments may be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the IPO held in the Trust Account prior to the completion of our initial business combination:

•	Repayment of up to an aggregate of up to $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•

Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Warrants, including as to exercise price, exercisability and exercise period. The terms of such working capital loans by our Sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer documents furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Class A ordinary shares;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Class A ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in the IPO or the Private Warrants as these warrants are not exercisable within 60 days of the date hereof.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares
Genesis Park Holdings (our Sponsor) (2)	5,094,405.5	24.9%
Richard H. Anderson	25,000	*
Jonathan Baliff	0	*
David Bilger	0	*
Thomas D. Friedkin	20,000	*
Paul W. Hobby	100,000	*
Andrew F. Newman	0	*
David N. Siegel	0	*
Wayne Gilbert West	0	*
All directors and executive officers as a group (eight individuals)	145,000	*
Five Percent Holders:
Citadel Advisors LLC (3)	1,244,999	7.6%
Crescent Park Management, LP(4)	2,390,000	14.6%
Integrated Core Strategies (US) LLC (5)	830,000	5.1%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 2000 Edwards, Suite B, Houston, TX 33131.
(2)

Includes (i) 4,094,405.50 Founder Shares held by the Sponsor, which are automatically convertible on a one-for-one basis into Class A ordinary shares at the time of the Issuer’s initial business combination and (ii) 1,000,000 Class A ordinary shares purchased by Genesis Park II GP, LLC (“GPLLC”) as part of 1,000,000 units purchased by GPLLC in the IPO. Excludes 7,292,351 Class A ordinary shares underlying the Private Warrants held by the Sponsor, and the redeemable warrants issued as part of the 1,000,000 units purchased by GPLLC, that are not presently exercisable and are not exercisable within 60 days from the date hereof. Genesis Park II, LP (“GPLP”) is the managing member of our Sponsor, and GPLLC is the general partner of GPLP, and as such, has voting and investment discretion with respect to the ordinary shares held of record by our Sponsor and may be deemed to have shared beneficial ownership of the ordinary shares held directly by our Sponsor. The managers of GPLLC are Paul Hobby, Peter Shaper and Steven Gibson, none of whom exercise voting or dispositive power with respect to the ordinary shares alone or are deemed to have beneficial ownership. Each of our officers and directors hold a direct or indirect interest in our Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(3)

According to a Statement on Amendment No. 1 to Schedule 13G jointly filed on February 26, 2021 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), CALC IV LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin (collectively with Citadel Advisors, CAH, CGP, Citadel Securities, CALC4 and CSGP, the “Citadel Reporting Persons”). The business address of the Citadel Reporting Persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603. Citadel Advisors is the portfolio manager of Citadel Equity Fund Ltd. (“CEF”) and CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive officer of CGP, and owns a controlling interest in CGP and CSGP. By virtue of these relationships Citadel Advisors, CAH, CGP and Mr. Griffin may be deemed to beneficially own 1,244,999 Class A ordinary shares (7.6%).

(4)

According to a Statement on Schedule 13D filed on December 4, 2020 by Crescent Park Management, L.P. (“Crescent Park”), Crescent Park GP, LLC (“Crescent Park GP”), CPM GP, LLC (“CPM GP”), Crescent Park Master Fund, L.P. (“Master Fund”) and Eli D. Cohen (collectively, the “Crescent Filers”). The business address of the Crescent Filers is 1900 University Avenue, Suite 501, East Palo Alto, California 94303. Crescent Park is an investment adviser to several private investment funds, including Master Fund which directly holds 1,647,068 Class ordinary shares (10.1%). CPM GP is the general partner of Crescent Park. Crescent Park GP is the general partner of the Funds. Mr. Cohen is the controlling person of Crescent Park and Crescent Park GP. By virtue of these relationships Crescent Park, CPM GP, Crescent Park GP, and Mr. Cohen may be deemed to beneficially own 2,390,000 (14.6%).

(5)

According to a Statement on Schedule 13G filed on November 30, 2020 by Integrated Core Strategies (US) LLC (“Integrated Core Strategies”), ICS Opportunities, Ltd. (“ICS Opportunities”), Millennium International Management LP (“Millennium International Management”), Millennium Management LLC (“Millennium Management”), Millennium Group Management LLC (“Millennium Group Management”) and Mr. Israel A. Englander, (collectively, the “Integrated Filers”). The business address of the Integrated Filers is 666 Fifth Avenue, New York, New York 10103. Integrated Core Strategies directly holds 230,000 Class ordinary shares and ICS Opportunities beneficially owns 600,000 Class A ordinary shares. Millennium International Management is an investment manager to ICS Opportunities. Millennium Management is the general partners of the managing member of Integrated Core Strategies and is also the 100% owner of ICS Opportunities. Millennium Group Management is the managing member of Millennium Management and is also the general partner of Millennium International Management. Mr. Englander is the managing member of Millennium Group Management. By virtue of these relationships Millennium International Management, Millennium Management, Millennium Group Management and Mr. Englander may be deemed to have shared voting control and investment discretion over the 830,000 Class A ordinary shares held by Integrated Core Strategies and ICS Opportunities.

Our Sponsor, officers and directors have agreed (i) to vote any shares owned by them in favor of any proposed initial business combination and (ii) not to redeem any shares in connection with a shareholder vote to approve a proposed initial business combination or in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination May 27, 2022 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

Our Sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined in the securities laws.

The Founder Shares, Private Warrants purchased by our Sponsor and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us to be entered into by our Sponsor, officers and directors. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the Founder Shares, until the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the reported closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 180 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the Private Warrants and the Class A ordinary shares underlying such warrants, until 30 days after the completion of our initial business combination, except in each case (a) (1) in the case of Private Warrants held by our Sponsor or any of its permitted transferees, to our officers or directors, any affiliates or family members of any of our officers or directors, or any affiliates or members of our Sponsor, or any affiliates of our Sponsor and (2) in the case of any Private Warrants (or any Class A ordinary shares issuable upon exercise thereof) held by Jefferies or any of its permitted transferees, to any affiliates or member of Jefferies, (b) in the case of an individual, by gift to a member of one of the members of the individual’s immediate family or to a trust, the beneficiary of which is a member of one of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of applicable laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of an initial business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) in the event of our liquidation prior to the completion of our initial business combination; or (g) by virtue of the laws of the Cayman Islands or the limited liability company agreement of our Sponsor or Jefferies upon termination or dissolution of our Sponsor; provided, however, that in the case of clauses (a) through (e) or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement and by the same agreements entered into by our Sponsor and Jefferies, as applicable, with respect to such securities (including provisions relating to voting, the Trust Account and liquidation distributions described elsewhere in the prospectus). Additionally, to the extent that the Private Warrants are held by Jefferies or its designees or affiliates, they have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of the FINRA Manual commencing on the effective date of the registration statement filed in connection with the IPO. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement filed in connection with the IPO. Additionally, the Private Warrants (including the Class A ordinary shares issuable upon exercise thereof) purchased by Jefferies may not be sold, transferred, assigned, pledged or hypothecated for 180 days following the effective date of the prospectus except to any selected dealer participating in the offering and the bona fide officers or partners of the underwriters and any such participating selected dealer. The Private Warrants (and the underlying securities) purchased by Jefferies will not be transferable, assignable or salable until 30 days after the completion of our initial business combination.

Equity Compensation Plans

As of December 31, 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Relationships and Related Party Transactions” contained in the prospectus, which section is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. Audit fees amounted to $62,315, for the period ended December 31, 2020.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

Audit Committee Approval

Our audit committee was formed upon the consummation of the IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) 1. and 2. Financial statements and financial statement schedules.

The financial statements and financial statement schedules listed in the Index to Financial Statements in Item 8 are filed as part of this Form 10-K.

Item 16. FORM 10-K SUMMARY

None.

GENESIS PARK ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Genesis Park Acquisition Corp

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Genesis Park Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Genesis Park Acquisition Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from July 29, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 29, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 26, 2021

Genesis Park Acquisition Corp.

BALANCE SHEET

DECEMBER 31, 2020

Assets
Cash	$1,295,380
Prepaid expenses and other current assets	185,011

Total current assets	1,480,391
Cash and marketable securities held in Trust Account	166,243,614

Total Assets	$167,724,005

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$125,000
Due to related party	2,500

Total current liabilities	127,500
Deferred underwriting discount	5,732,168

Total liabilities	5,859,668

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 15,454,614 shares at $10.15 per share	156,864,332

Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 230,000,000 shares authorized; 923,008 shares issued and outstanding (excluding 15,454,614 shares subject to possible redemption)	93
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding (1)	431
Additional paid-in capital	5,028,387
Accumulated deficit	(28,906)

Total shareholders’ equity	5,000,005

Total Liabilities and Shareholders’ Equity	$167,724,005

(1)	Includes up to 218,094 Class B ordinary shares that were forfeited to the Company for no consideration due to the over-allotment option expiring unused on January 7, 2021. (See Note 9)

The accompanying notes are an integral part of these financial statements.

Genesis Park Acquisition Corp.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$39,657

Loss from operations	(39,657)

Other income
Interest income	10,751

Total other income	10,751

Net loss	$(28,906)

Weighted average ordinary shares outstanding, basic and diluted – Class A	16,377,622

Basic and diluted net loss per ordinary share - Class A	$0.00

Weighted average ordinary shares outstanding, basic and diluted – Class B (1)	3,827,271

Basic and diluted net loss per ordinary share - Class B	$(0.01)

(1)	Excludes up to 218,094 Class B ordinary shares that were forfeited to the Company for no consideration due to the over-allotment option expiring unused on January 7, 2021. (See Note 9)

The accompanying notes are an integral part of these financial statements.

Genesis Park Acquisition Corp.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares (1)	Amount
Balance as of July 29, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Sale of 16,377,622 Units on November 27, 2020 through IPO, gross	16,377,622	1,638	—	—	163,774,582	—	163,776,220
Sale of 7,732,168 Private Placement Warrants on November 27, 2020 in private placement	—	—	—	—	7,732,168	—	7,732,168
Underwriting fee and offering costs charged to shareholders’ equity	—	—	—	—	(9,640,145)	—	(9,640,145)
Change in Class A ordinary shares subject to possible redemption	(15,454,614)	(1,545)	—	—	(156,862,787)	—	(156,864,332)
Net loss	—	—	—	—	—	(28,906)	(28,906)

Balance as of December 31, 2020	923,008	$93	4,312,500	$431	$5,028,387	$(28,906)	$5,000,005

(1)	Includes up to 218,094 Class B ordinary shares that were forfeited to the Company for no consideration due to the over-allotment option expiring unused on January 7, 2021. (See Note 9)

The accompanying notes are an integral part of these financial statements.

Genesis Park Acquisition Corp.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(28,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(10,751)
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	(185,011)
Accounts payable	125,000
Due to related party	2,500

Net cash used in operating activities	(97,168)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(166,232,863)

Net cash used in investing activities	(166,232,863)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriter’s fees	160,500,696
Proceeds from private placement	7,732,168
Proceeds from issuance of promissory note to related party	30,000
Repayment of promissory note to related party	(30,000)
Payments of offering costs	(607,453)

Net cash provided by financing activities	167,625,411

Net Change in Cash	1,295,380
Cash - Beginning	—

Cash - Ending	$1,295,380

Supplemental Disclosure of Non-cash Financing Activities:
Value of Class A ordinary shares subject to possible redemption at November 27, 2020	156,885,627

Change is value of Class A ordinary shares subject to possible redemption	(21,295)

Value of Class A ordinary shares subject to possible redemption at December 31, 2020	$156,864,332

Deferred underwriting commissions charged to additional paid-in capital	$5,732,168

Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$25,000

The accompanying notes are an integral part of these financial statements.

Genesis Park Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 1 — Organization and Business Operations

Organization and General

Genesis Park Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on July 29, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location.

The Company has selected December 31 as its fiscal year end.

As of December 31, 2020, the Company had not yet commenced any operations. All activity for the period from July 29, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

Financing

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 23, 2020 (the “Effective Date”). On November 27, 2020, the Company consummated the IPO of 16,377,622 units (the “Units”), including the issuance of 1,377,622 Units as a result of the underwriter’s partial exercise of its over-allotment option. Each Unit consists of one Class A ordinary share, $0.0001 par value (“Ordinary Share”), and one-half of one redeemable warrant (“Warrant”) entitling its holder to purchase one Class A ordinary share at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $163,776,220 (Note 3).

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Sponsor Private Placement”) with the Sponsor for an aggregate of 7,292,541 warrants (“Sponsor Private Warrants”), each at a price of $1.00 per Sponsor Private Warrant, generating total proceeds of $7,292,541 and with Jefferies LLC (“Jefferies”), underwriter for the IPO, of an aggregate of 439,627 warrants (the “Jefferies Private Warrants” and together with Sponsor Private Warrants, “Private Warrants”), each at a price of $1.00 per Jefferies Private Warrant, generating total proceeds of $439,627, which is described in Note 4.

Transaction costs amounted to $9,640,145 consisting of $3,275,524 of upfront underwriting discount, $5,732,168 deferred underwriter’s discount and $632,453 of other offering costs.

Trust Account

Following the closing of the IPO on November 27, 2020, an amount of $ 166,232,863 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrant was placed in a trust account (“Trust Account”) which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of its public shares in connection with an initial Business Combination or to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 18 months from the closing of the IPO or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (c) the redemption of the Company’s public shares if the Company is unable to complete its initial Business Combination within 18 months from November 27, 2020 (the “Combination Period”), the closing of the IPO.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.15 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination.

If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing redemption rights, if the Company seeks shareholder approval of its initial business combination and the Company does not conduct redemptions in connection with its initial business combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in this offering, without the Company’s prior consent.

The Sponsor and the Company’s officers and directors (the “initial shareholders”) have agreed not to propose any amendment to Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide for the redemption of its public shares in connection with an initial business combination or to redeem 100% of our public shares if the Company does not complete its initial business combination within 18 months from the closing of the Proposed Public Offering (the “Combination Period”) or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides its public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete its initial business combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Company’s initial shareholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete its initial business combination within the Combination Period. However, if the initial shareholders acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination the Combination Period.

On January 13, 2021, the Company announced that the holders of the Units may elect to separately trade the Class A Ordinary Shares and Warrants comprising the Units commencing on January 14, 2021. Those Units not separated will continue to trade on The New York Stock Exchange under the symbol “GNPK.U,” and the Class A Ordinary Shares and Warrants that are separated will trade on The New York Stock Exchange under the symbols “GNPK” and “GNPK WS,” respectively. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Holders of the Units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the Units into Class A Ordinary Shares and Warrants. (See Note 9)

Liquidity and Capital Resources

As of December 31, 2020, the Company had cash outside the Trust Account of $1,295,380 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, pay tax obligations or to redeem ordinary share. As of December 31, 2020, none of the amount in the Trust Account was available to be withdrawn as described above.

Through December 31, 2020, the Company’s liquidity needs were satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, in exchange for the founder shares (see Note 5), the loan under an unsecured promissory note from the Sponsor of $30,000 (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note from the Sponsor was paid in full on November 27, 2020.

The Company anticipates that the $1,295,380 outside of the Trust Account as of December 31, 2020, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating the Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,295,380 in cash at December 31, 2020.

Investment Held in Trust Account

Investment held in Trust Account consist of United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Fair Value Measurements

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 — Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of prepaid assets, accounts payable and due to related parties approximate the carrying values as of December 31, 2020 due to the short maturities of such instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Loss Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for Class A Ordinary Shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A Ordinary Shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Ordinary Shares outstanding since original issuance.

Net loss per ordinary share, basic and diluted, for non-redeemable Class B Ordinary Shares is calculated by dividing the net income (loss), by the weighted average number of non-redeemable Class B Ordinary Shares outstanding for the period. Non-redeemable Class B Ordinary Shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Below is a reconciliation of the net loss per common share:

For the period ended December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$10,751

Net Earnings	10,751
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	16,377,622
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares (1)	$0.00
Non-Redeemable Class B Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings
Net Income (Loss)	$(39,657)

Non-Redeemable Net Loss	$(39,657)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	3,827,271
Loss/Basic and Diluted Non-Redeemable Ordinary Shares (1)	$(0.01)

(1)	Calculated from original date of issuance

Weighted average shares were reduced for the effect of an aggregate of 267,135 shares of Class B ordinary shares that were forfeited since the over-allotment option was not exercised by the underwriters (see Note 5). As of December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to shareholders’ equity upon the completion of the IPO. Accordingly, as of December 31, 2020, offering costs in the aggregate of $9,640,145 have been charged to shareholders’ equity (consisting of $3,275,524 of underwriting discount, $5,732,168 of deferred underwriting discount, and $632,453 of other offering costs).

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”).

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO, the Company sold 16,377,622 Units, including 1,377,622 Units as a result of the underwriter’s partial exercise of the over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation (see Note 8).

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 7,292,541 Sponsor Private Warrants and Jefferies, an underwriter for the IPO, purchased an aggregate of 439,627 Jefferies Private Warrants, at a price of $1.00 per unit, for an aggregate purchase price of $7,732,168. A portion of the proceeds from the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account.

Each Private Placement Warrant is exercisable to purchase one share of Class A ordinary share at $11.50 per share.

If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

On July 30, 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On November 16, 2020, the Sponsor surrendered an aggregate of 1,437,500 founder shares, which were cancelled, resulting in an aggregate of 4,312,500 shares outstanding and held by the Sponsor. The Sponsor agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO. On November 27, 2020, the underwriter partially exercised the over-allotment option resulting in 344,406 Founder Shares no longer subject to forfeiture. The underwriter has a 45-day option to exercise the over-allotment. At December 31, 2020, 218,094 shares remain subject to forfeiture. On January 7, 2021 the underwriter’s 45-day over-allotment option expired resulting in 218,094 founder shares forfeited to the company for no consideration. (See Note 9)

The initial shareholders will agree, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination, or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “lock-up”). Notwithstanding the foregoing, (1) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and due on the earlier of March 31, 2021 or the closing of the IPO.

As of December 31, 2020, the Company had repaid in full $30,000 in borrowings that was outstanding under the promissory note. The loan was repaid out of the offering proceeds not held in the Trust Account.

Due to Related Party

The balance of $2,500 represents the amount accrued for the administrative support services provided by Sponsor.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from November 27, 2020 (date of the IPO) to December 31, 2020 the Company has incurred $15,000 in fees for these services, of which $2,500 of such amount is included in due to related party on the accompanying balance sheet.

Note 6 — Investment Held in Trust Account

As of December 31, 2020, the investments in the Company’s Trust Account consisted of $95 in U.S. Money Market funds and $166,243,519 in U.S. Treasury Securities. All of the U.S. Treasury Securities mature on May 27, 2021. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2020 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2020
U.S. Money Market	$95	$—	$—	$95
U.S. Treasury Securities	166,243,519	10,751	(12,968)	166,230,551

	$166,243,614	$10,751	$(12,968)	$166,230,646

Note 7 — Commitments and Contingencies

Registration Rights

The holders of (i) the Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) private placement warrants, which will be issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such private placement warrants, (iii) private placement warrants that may be issued upon conversion of working capital loans (and the securities underlying such warrants) and (iv) the units purchased by Genesis Park in this offering and the Class A ordinary shares and warrants comprising the units (including the Class A ordinary shares underlying the warrants in the units) will have registration rights to require the Company to register a sale of any of its securities held by them (in the case of the Founder Shares, only after conversion of such shares into Class A ordinary shares) pursuant to a registration and shareholder rights agreement. These holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company, subject to certain limitations. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

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

As of December 31, 2020, the remaining overallotment option was not exercised. (See Note 9)

Note 8 — Shareholders’ Equity

Preference shares—The Company is authorized to issue a total of 2,000,000 shares of preference shares at par value of $0.0001 each. As of December 31, 2020, there were no preference shares issued and outstanding.

Class A Ordinary Shares—The Company is authorized to issue a total of 230,000,000 shares of Class A ordinary shares at par value of $0.0001 each. As of December 31, 2020, there were 923,008 Class A ordinary shares issued and outstanding, excluding 15,454,614 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue a total of 20,000,000 shares of Class B ordinary shares at par value of $0.0001 each. Holders are entitled to one vote for each share of Class B ordinary shares. As of December 31, 2020, there were 4,312,500 shares of Class B ordinary shares issued and outstanding. Of the 4,312,500 shares of Class B ordinary shares, an aggregate of up to 218,094 shares are subject to forfeiture to the Company by the founders for no consideration to the extent that the underwriter’s over-allotment option is not exercised, so that the number of shares of Class B ordinary shares will collectively equal 20% of the Company’s issued and outstanding ordinary shares after the IPO. On January 7, 2021 the underwriter’s 45-day over-allotment option expired resulting in 218,094 founder shares forteited to the company for no consideration. (See Note 9)

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the initial Business Combination and holders of a majority of the Company’s Class B ordinary shares may remove a member of the board of directors for any reason.

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the Private Placement Shares) upon the consummation of the IPO, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Shares issued to the Sponsor, members of the Company’s management team or any of their affiliates upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to one.

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

•

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right if the issuance of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. The Company will use its best efforts to register or qualify such ordinary shares under the blue sky laws of the state of residence in those states in which the warrants were initially offered by the Company in IPO.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any other subsequent events, other than as described below, that would have required adjustment or disclosure in the financial statements that are not already previously disclosed.

The underwriter of the IPO was granted a 45-day option from the date of the IPO to purchase up to 2,250,000 additional Units to cover over-allotments. The over-allotment option was partially exercised to purchase 1,377,622 Units on November 27, 2020. On January 7, 2021 the remaining option to purchase additional Units expired unused. As such, 218,094 Founder Shares were forfeited to the Company for no consideration.

Redwire Business Combination

On March 25, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Shepard Merger Sub Corporation, a Delaware corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), Cosmos Intermediate, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Holdings (“Cosmos”), and Redwire, LLC. Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination”) by which, (i) the Company shall domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and the Companies Act of the Cayman Islands, (ii) Merger Sub will merge with and into Cosmos, with Cosmos being the surviving entity in the merger (the “First Merger”), and (iii) immediately following the First Merger, Cosmos will merge with and into the Company, with the Company being the surviving entity in the merger.

For additional information regarding the Business Combination and the Merger Agreement and related agreements, see the Current Report on Form 8-K filed by the Company with the SEC on March 25, 2021.

(b) The following Exhibits are filed as part of this annual report:

Exhibit No.	Description

1.1	Amended and Restated Memorandum and Articles of Association.**

2.1	Specimen Unit Certificate.**

2.2	Specimen Class A Ordinary Share Certificate.**

2.3	Specimen Warrant Certificate.**

2.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

3.1	Letter Agreement among the Registrant, the Sponsor and each director and officer.*

4.1	Form of Letter Agreement among the Sponsor and each subscriber.**

5.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

6.1	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor, the Managing Member and Jefferies*

7.1	Private Placement Warrants Purchase Agreement between the Registrant and Sponsor*

7.2	Private Placement Warrants Purchase Agreement between the Registrant and Jefferies*

8.1	Indemnity Agreement between the Registrant and Paul W. Hobby*

8.2	Indemnity Agreement between the Registrant and Jonathan E. Baliff*

8.3	Indemnity Agreement between the Registrant and David Bilger*

8.4	Indemnity Agreement between the Registrant and David N. Siegel*

8.5	Indemnity Agreement between the Registrant and Wayne Gilbert West*

8.6	Indemnity Agreement between the Registrant and Richard Anderson*

8.7	Indemnity Agreement between the Registrant and Thomas Dan Friedkin*

8.8	Indemnity Agreement between the Registrant and Andrea Fischer Newman*

8.9	Indemnity Agreement between the Registrant and Jonina Jonsson

8.10	Indemnity Agreement between the Registrant and John S. Bolton*

9.1	Form of Administrative Services Agreement between the Registrant and Genesis Park II LP**

10.1	Form of Subscription Agreement between the Registrant and the anchor investor*

10.2	Subscription Agreement, dated July 30, 2020, between the Registrant and the Sponsor**

11.1	Promissory Note, dated July 30, 2020, issued to the Sponsor**

12.1	Code of Ethics**

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Definition Linkbase Document

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 27, 2020
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-249066).
***	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2021.

GENESIS PARK ACQUISITION CORP.

By:	/s/ Paul W. Hobby
Paul W. Hobby
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan E. Baliff and ,David Bilger, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul W. Hobby	Chief Executive Officer and Director	March 29, 2021
Paul W. Hobby	(Principal Executive Officer)

/s/ Jonathan E. Baliff	President, Chief Financial Officer and Director	March 29, 2021
Jonathan E. Baliff	(Principal Financial and Accounting Officer)

/s/ Richard H. Anderson	Director	March 29, 2021
Richard H. Anderson

/s/ Thomas D. Friedkin	Director	March 29, 2021
Thomas D. Friedkin

/s/ Andrea F. Newman	Director	March 29, 2021
Andrea F. Newman

/s/ David N. Siegel	Chairman of the Board of Directors	March 29, 2021
David N. Siegel
/s/ Wayne Gilbert West	Director	March 29, 2021
Wayne Gilbert West