Form 10-K/A
period 2020-12-31
Genesis Park Acquisition Corp.
filed 2021-05-10
CIK 1819810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 30, 2021, 16,377,622 Class A ordinary shares, par value $0.0001 per share, and 4,094,406 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: Certain information contained in the registrant’s prospectus dated November 23, 2020, as filed with the Securities and Exchange Commission (“SEC”) on November 24, 2020, pursuant to Rule 424(b)(4) (SEC File No. 333-249066) is incorporated into certain portions of Part I, Item 1 and Item 1A, and Part III, Item 13, as disclosed herein.

GENESIS PARK ACQUISITION CORP.

FORM 10-K/A

- i -

EXPLANATORY NOTE

In this Amendment No. 1 to the Annual Report on Form 10-K references to the “Company” and to “we,” “us,” and “our” refer to Genesis Park Acquisition Corp.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Genesis Park Acquisition Corp., for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 27, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its audit committee and WithumSmith+Brown, PC, the Company’s independent registered public accounting firm, concluded that (i) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from July 29, 2020 (inception) through December 31, 2020, as previously reported in its Form 10-K and (ii) certain items on the audited balance sheet dated as of November 27, 2020, as previously reported in a Current Report on Form 8-K filed with the SEC on December 3, 2020 (the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase ordinary shares and should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for warrants issued on November 27, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations for the Affected Periods.

We are filing this Amendment No. 1 to include additional risk factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, and Financial Statements and Supplementary Data described in Item 8, which such financial data give effect to the change in accounting for the Warrants as disclosed in the Original Filing.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Item 8, Financial Statements and Supplementary Data, of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. In addition, we have amended Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations to clarify and reflect under the heading “Going Concern, Liquidity and Capital Resources” the amount placed in the trust account following the IPO and the consummation of the sale of private placement warrants to Jefferies LLC simultaneously with the IPO.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 32.1 and 32.2).

In addition, we have amended Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations to clarify and reflect under the heading “Going Concern, Liquidity and Capital Resources” the amount placed in the trust account following the IPO and the consummation of the sale of private placement warrants to Jefferies LLC simultaneously with the IPO.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 27, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its audit committee, concluded that (i) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from July 29, 2020 (inception) through December 31, 2020, as previously reported in its Form 10-K and (ii) certain items on the audited balance sheet dated as of November 27, 2020, as previously reported in a Current Report on Form 8-K filed with the SEC on December 3, 2020 (the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase ordinary shares and should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for warrants issued on November 27, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations for the Affected Periods.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this annual report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with the IPO. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the IPO, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Form 10-K.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, the Company, in consultation with its audit committee, concluded that its previously issued Financial Statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase ordinary shares and should no longer be relied upon. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the restatements, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatements, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Any future inquiries from the SEC or NYSE as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

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

In this Annual Report of Genesis Park Acquisition Corp. (the “Company”) on Form 10-K/A, the Company is restating (i) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from July 29, 2020 (inception) through December 31, 2020, as previously reported in its Form 10-K and (ii) certain items on the audited balance sheet dated as of November 27, 2020, as previously reported in a Current Report on Form 8-K filed with the SEC on December 3, 2020 (the “Affected Periods”). The restatement results from our prior accounting for our warrants issued in connection with our IPO which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s financial statements as opposed to equity. Since issuance on November 27, 2020, our warrants were accounted for as equity within our financial statements, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities as of the IPO date reported at fair value with subsequent fair value remeasurement for the Affected Periods.

Therefore, the Company, in consultation with its audit committee, concluded that its previously issued Financial Statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase ordinary shares and should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for warrants issued on November 27, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows from operations or cash.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that its disclosure controls and procedures for such periods were not effective as of December 31, 2020, due solely to the material weakness in our internal controls over financial reporting, with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period ended December 31, 2020, we had a net loss of $12,261,549 which consists of an excess of fair value of Private Placement Warrants of $11,211,642, transaction cost related to the IPO of $1,021,001, and operating costs of $39,657 partially offset by interest earned on marketable securities held in the trust account of $10,751.

Going Concern, Liquidity and Capital Resources

On November 27, 2021, we consummated the IPO of 16,377,622 Units, at a price of $10.00 per unit, generating gross proceeds of $163,776,220. Simultaneously with the closing of the IPO, we consummated the sale of 7,292,541 private placement warrants to our sponsor at a price of $1.00 per warrant, and the sale of 439,627 private placement warrants to Jefferies LLC at a price of $1.00 per warrant, generating gross proceeds of $7,732,168.

Following the IPO and the sale of the private placement warrants, a total of $166,232,863 was placed in the trust account. Transaction costs amounted to $9,640,145 consisting of $3,275,524 of upfront underwriting discount, $5,732,168 deferred underwriter’s discount and $632,453 of other offering costs. In addition, $1,291,131 of cash was held outside of the Trust Account and was available for working capital purposes. At December 31, 2020, $1,295,380 of cash was available for working capital needs.

For the period ended December 31, 2020, cash used in operating activities was $97,168. Net loss of $12,261,549 was affected by interest earned on marketable securities held in the trust account of $10,751. Changes in operating assets and liabilities used $57,511 of cash from operating activities.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $15,000 for office space, and administrative and support services, provided to the Company. We began incurring these fees in November, 2020 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred fee of $0.35 per unit, or $5,732,168 in the aggregate, which will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the IPO (November 27, 2020) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument. As the warrants meet the definition of a derivative the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs related to the Initial Public Offering and the Private Placement, which were previously charged to stockholders’ equity, should be allocated to the Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the Statement of Operations.

Class A Ordinary Shares Subject to Redemption

We account for shares of our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 11,853,653 shares of Class A ordinary shares subject to possible redemption were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective due solely to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

May 10, 2021

Genesis Park Acquisition Corp.

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

Assets
Cash	$1,295,380
Prepaid expenses and other current assets	185,011

Total current assets	1,480,391
Cash and marketable securities held in Trust Account	166,243,614

Total Assets	$167,724,005

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$125,000
Due to related party	2,500

Total current liabilities	127,500
Warrant liability	36,549,753
Deferred underwriting discount	5,732,168

Total liabilities	42,409,421

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 11,853,653 shares at $10.15 per share	120,314,578

Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 230,000,000 shares authorized; 4,523,969 shares issued and outstanding (excluding 11,853,653 shares subject to possible redemption)	453
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding (1)	431
Additional paid-in capital	17,260,671
Accumulated deficit	(12,261,549)

Total shareholders’ equity	5,000,006

Total Liabilities and Shareholders’ Equity	$167,724,005

(1)	Includes up to 218,094 Class B ordinary shares that were forfeited to the Company for no consideration due to the over-allotment option expiring unused on January 7, 2021. (See Note 4)

The accompanying notes are an integral part of these financial statements.

Genesis Park Acquisition Corp.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

General and administrative expenses	$39,657

Loss from operations	(39,657)

Other income
Excess of fair value of Private Placement Warrants	(11,211,642)
Transaction costs	(1,021,001)
Interest income	10,751

Total other income/(expense)	(12,221,892)

Net loss	$(12,261,549)

Weighted average ordinary shares outstanding, basic and diluted – Class A	16,377,622

Basic and diluted net income per ordinary share - Class A	$0.00

Weighted average ordinary shares outstanding, basic and diluted – Class B (1)	3,827,271

Basic and diluted net loss per ordinary share - Class B	$(3.20)

(1)	Excludes up to 218,094 Class B ordinary shares that were forfeited to the Company for no consideration due to the over-allotment option expiring unused on January 7, 2021. (See Note 4)

The accompanying notes are an integral part of these financial statements.

Genesis Park Acquisition Corp.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares (1)	Amount
Balance as of July 29, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Sale of 16,377,622 Units at IPO net of Public Warrant initial fair value	16,377,622	1,638	—	—	146,168,639	—	146,170,277
Offering costs					(8,619,144)		(8,619,144)
Class A ordinary shares subject to possible redemption	(11,853,653)	(1,185)	—	—	(120,313,393)	—	(120,314,578)
Net loss	—	—	—	—	—	(12,261,549)	(12,261,549)

Balance as of December 31, 2020	4,523,969	$453	4,312,500	$431	$17,260,671	$(12,261,549)	$5,000,006

(1)	Includes up to 218,094 Class B ordinary shares that were forfeited to the Company for no consideration due to the over-allotment option expiring unused on January 7, 2021. (See Note 4)

The accompanying notes are an integral part of these financial statements.

Genesis Park Acquisition Corp.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(12,261,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(10,751)
Transaction costs	1,021,001
Excess of fair value of Private Placement Warrants	11,211,642
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	(185,011)
Accounts payable	125,000
Due to related party	2,500

Net cash used in operating activities	(97,168)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(166,232,863)

Net cash used in investing activities	(166,232,863)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriter’s fees	160,500,696
Proceeds from private placement	7,732,168
Proceeds from issuance of promissory note to related party	30,000
Repayment of promissory note to related party	(30,000)
Payment of offering costs	(607,453)

Net cash provided by financing activities	167,625,411

Net Change in Cash	1,295,380
Cash - Beginning	—

Cash - Ending	$1,295,380

Supplemental Disclosure of Non-cash Financing Activities:
Value of Class A ordinary shares subject to possible redemption at November 27, 2020	120,335,873

Change is value of Class A ordinary shares subject to possible redemption	(21,295)

Value of Class A ordinary shares subject to possible redemption at December 31, 2020	120,314,578

Deferred underwriting commissions charged to additional paid-in capital	$5,732,168

Initial classification of warrant liability	$36,549,753

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000

The accompanying notes are an integral part of these financial statements.

Genesis Park Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

(AS RESTATED)

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

As of December 31, 2020, the Company had not yet commenced any operations. All activity for the period from July 29, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of the warrant liability as other income (expense).

Financing

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 23, 2020 (the “Effective Date”). On November 27, 2020, the Company consummated the IPO of 16,377,622 units (the “Units”), including the issuance of 1,377,622 Units as a result of the underwriter’s partial exercise of its over-allotment option. Each Unit consists of one Class A ordinary share, $0.0001 par value (“Ordinary Share”), and one-half of one redeemable warrant (“Warrant”) entitling its holder to purchase one Class A ordinary share at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $163,776,220 (Note 4).

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Sponsor Private Placement”) with Genesis Park Holdings (“Sponsor”) for an aggregate of 7,292,541 warrants (“Sponsor Private Warrants”), each at a price of $1.00 per Sponsor Private Warrant, generating total proceeds of $7,292,541 and with Jefferies LLC (“Jefferies”), underwriter for the IPO, of an aggregate of 439,627 warrants (the “Jefferies Private Warrants” and together with Sponsor Private Warrants, “Private Warrants”), each at a price of $1.00 per Jefferies Private Warrant, generating total proceeds of $439,627, which is described in Note 5.

Offering costs amounted to $9,640,145 consisting of $3,275,524 of upfront underwriting discount, $5,732,168 deferred underwriter’s discount and $632,453 of other offering costs. Of the offering costs, $1,021,001 is included in transaction costs on the Statement of Operations and $8,619,144 is included in equity.

Trust Account

Following the closing of the IPO on November 27, 2020, an amount of $ 166,232,863 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrant was placed in a trust account (“Trust Account”) which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “ Investment Company Act”), with a maturity of 185 days or less. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of its public shares in connection with an initial Business Combination or to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 18 months from the closing of the IPO or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (c) the redemption of the Company’s public shares if the Company is unable to complete its initial Business Combination within 18 months from November 27, 2020 (the “Combination Period”), the closing of the IPO.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

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

If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination.

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

The initial shareholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete its initial business combination within the Combination Period. However, if the initial shareholders acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination the Combination Period.

On January 13, 2021, the Company announced that the holders of the Units may elect to separately trade the Class A Ordinary Shares and Warrants comprising the Units commencing on January 14, 2021. Those Units not separated will continue to trade on The New York Stock Exchange under the symbol “GNPK.U,” and the Class A Ordinary Shares and Warrants that are separated will trade on The New York Stock Exchange under the symbols “GNPK” and “GNPK WS,” respectively. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Holders of the Units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the Units into Class A Ordinary Shares and Warrants. (See Note 4)

Liquidity and Capital Resources

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

Through December 31, 2020, the Company’s liquidity needs were satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, in exchange for the founder shares (see Note 6), the loan under an unsecured promissory note from the Sponsor of $30,000 (see Note 6), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note from the Sponsor was paid in full on November 27, 2020.

The Company anticipates that the $1,295,380 outside of the Trust Account as of December 31, 2020, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Note 2 — Restatement of Previously issued Financial Statements

On April 12, 2021, the Staff of the SEC issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement, dated as of November 23, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”). In response to the SEC Statement, the Company reevaluated the accounting treatment of (i) the 8,188,811 redeemable warrants (the “Public Warrants”) that were included in the Units issued by the Company in the IPO and (ii) the 7,732,168 redeemable warrants that were issued to the Company’s Sponsor and Jefferies, an underwriter for the IPO, in a private placement that closed concurrently with the closing of the IPO (see Note 4, Note 5 and Note 7). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that the terms of the Warrant Agreement preclude the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, management concluded that the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at issuance (on the date of the consummation of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of the change. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs related to the IPO and the Private Placement, which were previously charged to shareholders’ equity, should be allocated to the Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the Statement of Operations.

The Company’s management and the audit committee of the Company’s board of directors concluded that it is appropriate to restate (i) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from July 29, 2020 (inception) through December 31, 2020, as previously reported in its Form 10-K and (ii) certain items on the audited balance sheet dated as of November 27, 2020, as previously reported in a Current Report on Form 8-K filed with the SEC on December 3, 2020. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As restated
Balance Sheet at November 27, 2020
Warrant liability	$—	$36,549,753	$36,549,753
Total liabilities	5,680,163	36,549,753	42,229,916
Class A ordinary shares subject to possible redemption	156,885,627	(36,549,754)	120,335,873
Class A ordinary shares	92	360	442
Additional paid-in capital	5,007,093	12,232,284	17,239,377
Accumulated deficit	(7,611)	(12,232,643)	(12,240,254)
Total Shareholders’ Equity	5,000,005	1	5,000,006

Balance Sheet at December 31, 2020
Warrant liability	$—	$36,549,753	$36,549,753
Total liabilities	5,859,668	36,549,753	42,409,421
Class A ordinary shares subject to possible redemption	156,864,332	(36,549,754)	120,314,578
Class A ordinary shares	93	360	453
Additional paid-in capital	5,028,387	12,232,284	17,260,671
Accumulated deficit	(28,906)	(12,232,643)	(12,261,549)
Total Shareholders’ Equity	$5,000,005	$1	$5,000,006

Statement of Operations for the period from July 29, 2020 (inception) through December 31, 2020
Excess of fair value of Private Placement Warrants	—	(11,211,642)	(11,211,642)
Transaction costs	$—	$(1,021,001)	$(1,021,001)
Total other income/(expense)	10,751	(12,232,643)	(12,221,892)
Net Loss	(28,906)	(12,232,643)	(12,261,549)
Basic and diluted net loss per share, Class B Ordinary shares	$0.00	$(3.20)	(3.20)

Statement of Cash Flows for the period from July 29, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(28,906)	$(12,232,643)	$(12,261,549)
Excess of fair value of Private Placement Warrants	—	11,211,642	11,211,642
Transaction costs		1,021,001	1,021,001
Net cash used in operating activities	(97,168)	—	(97,168)
Supplemental disclosure of cash flow information:
Class A ordinary shares subject to possible redemption	156,864,332	(36,549,754)	120,314,578
Initial classification of warrant liability	—	36,549,753	36,549,753

Note 3 — Summary of Significant Accounting Policies

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

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to shareholders’ equity or the Statement of Operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on December 31, 2020, offering costs totaling $9,640,145 (consisting of $3,275,524 of underwriting fee, $5,732,168 of deferred underwriting fee and $632,453 of other offering costs) were recognized with $1,021,001 allocated to the Public Warrants and Private Warrants, included in the Statement of Operations as a component of other income/(expense) and $8,619,144 included in shareholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the IPO (November 27, 2020) and re-valued at each reporting date, with changes in the fair value reported in the Statement of Operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument. As the warrants meet the definition of a derivative the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the Initial Public Offering and the Private Placement, which were previously charged to shareholders’ equity, should be allocated to the Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the Statement of Operations.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

See Note 7 for additional information on assets and liabilities measured at fair value.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Below is a reconciliation of the net loss per ordinary share:

For the period ended December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$10,751

Net Earnings	10,751
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	16,377,622
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares (1)	$0.00
Non-Redeemable Class B Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings
Net Income (Loss)	$(12,272,300)

Non-Redeemable Net Loss	$(12,272,300)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	3,827,271
Loss/Basic and Diluted Non-Redeemable Ordinary Shares (1)	$(3.20)

(1)	Calculated from original date of issuance

Weighted average shares were reduced for the effect of an aggregate of 267,135 shares of Class B ordinary shares that were forfeited since the over-allotment option was not exercised by the underwriters (see Note 6). As of December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Note 4 — Initial Public Offering

Pursuant to the IPO, the Company sold 16,377,622 Units, including 1,377,622 Units as a result of the underwriter’s partial exercise of the over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation (see Note 4).

Warrants

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

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

Founder Shares

On July 30, 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On November 16, 2020, the Sponsor surrendered an aggregate of 1,437,500 founder shares, which were cancelled, resulting in an aggregate of 4,312,500 shares outstanding and held by the Sponsor. The Sponsor agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO. On November 27, 2020, the underwriter partially exercised the over-allotment option resulting in 344,406 Founder Shares no longer subject to forfeiture. The underwriter has a 45-day option to exercise the over-allotment. At December 31, 2020, 218,094 shares remain subject to forfeiture. On January 7, 2021 the underwriter’s 45-day over-allotment option expired resulting in 218,094 founder shares forfeited to the company for no consideration. (See Note 4)

The initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination, or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “lock-up”). Notwithstanding the foregoing, (1) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

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

Note 7 — Recurring Fair Value Measurements

Investment Held in Trust Account

As of December 31, 2020, the investments in the Company’s Trust Account consisted of $95 in U.S. Money Market funds and $166,243,519 in U.S. Treasury Securities. All of the U.S. Treasury Securities mature on May 27, 2021. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2020 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2020
U.S. Money Market	$95	$—	$—	$95
U.S. Treasury Securities	166,243,519	10,751	(12,968)	166,230,551

	$166,243,614	$10,751	$(12,968)	$166,230,646

Fair values of its investments are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Warrant Liability

At December 31, 2020, the Company’s warrant liability was valued at $36,549,753. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s Statement of Operations.

Recurring Fair Value Measurements

The following table presents fair value information as of December 31, 2020 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments consist of U. S. Treasury Bills or U.S. Money Market, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified within Level 3 of the fair value hierarchy. For the period ending December 31, 2020 there were to transfers into or out of Level 1, Level 2 or Level 3 classification.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account—U.S. Money Market	$95	$—	$—
Investments held in Trust Account—U.S. Treasury	$166,230,551	$—	$—
Liabilities
Public Warrants	$—	$—	$17,605,944
Private Warrants	$—	$—	$18,943,809

Measurement

The Company established the initial fair value for the Warrants on November 27, 2020, the date of the consummation of the Company’s IPO. On December 31, 2020 the fair value was remeasured. For both periods, neither the Public Warrants nor the Private Warrants were separately traded on an open market. As such, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity), Class A ordinary shares (permanent equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. The Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model were as follows at initial measurement and at December 31, 2020:

Input	November 27, 2020 (Initial Measurement)	December 31, 2020
Risk-free interest rate	0.44%	0.43%
Expected term (years)	5.0	5.0
Expected volatility	40.0%	40.0%
Exercise price	$11.50	$11.50
Probability of completing a Business Combination	80%	80%
Dividend yield	0%	0%
Expected stock price at De-SPAC	$10.00	$10.00

The change in the fair value of the warrant liabilities for the period ended December 31, 2020 is summarized as follows:

Fair value at issuance November 27, 2020	$36,549,753
Change in fair value	—
Fair Value at December 31, 2020	$36,549,753

Note 8 — Commitments and Contingencies

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

As of December 31, 2020, the remaining overallotment option was not exercised. (See Note 4)

Note 9 — Shareholders’ Equity

Preference shares—The Company is authorized to issue a total of 2,000,000 shares of preference shares at par value of $0.0001 each. As of December 31, 2020, there were no preference shares issued and outstanding.

Class A Ordinary Shares—The Company is authorized to issue a total of 230,000,000 shares of Class A ordinary shares at par value of $0.0001 each. As of December 31, 2020, there were 4,523,969 Class A ordinary shares issued and outstanding, excluding 11,853,653 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue a total of 20,000,000 shares of Class B ordinary shares at par value of $0.0001 each. Holders are entitled to one vote for each share of Class B ordinary shares. As of December 31, 2020, there were 4,312,500 shares of Class B ordinary shares issued and outstanding. Of the 4,312,500 shares of Class B ordinary shares, an aggregate of up to 218,094 shares are subject to forfeiture to the Company by the founders for no consideration to the extent that the underwriter’s over-allotment option is not exercised, so that the number of shares of Class B ordinary shares will collectively equal 20% of the Company’s issued and outstanding ordinary shares after the IPO. On January 7, 2021 the underwriter’s 45-day over-allotment option expired resulting in 218,094 founder shares forfeited to the company for no consideration. (See Note 4)

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the initial Business Combination and holders of a majority of the Company’s Class B ordinary shares may remove a member of the board of directors for any reason.

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

Note 10 — Subsequent Events

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

(b) The following Exhibits are filed as part of this annual report:

Exhibit No.	Description

1.1	Amended and Restated Memorandum and Articles of Association.**

2.1	Specimen Unit Certificate.**

2.2	Specimen Class A Ordinary Share Certificate.**

2.3	Specimen Warrant Certificate.**

2.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

3.1	Letter Agreement among the Registrant, the Sponsor and each director and officer.*

4.1	Form of Letter Agreement among the Sponsor and each subscriber.**

5.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

6.1	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor, the Managing Member and Jefferies*

7.1	Private Placement Warrants Purchase Agreement between the Registrant and Sponsor*

7.2	Private Placement Warrants Purchase Agreement between the Registrant and Jefferies*

8.1	Indemnity Agreement between the Registrant and Paul W. Hobby*

8.2	Indemnity Agreement between the Registrant and Jonathan E. Baliff*

8.3	Indemnity Agreement between the Registrant and David Bilger*

8.4	Indemnity Agreement between the Registrant and David N. Siegel*

8.5	Indemnity Agreement between the Registrant and Wayne Gilbert West*

8.6	Indemnity Agreement between the Registrant and Richard Anderson*

8.7	Indemnity Agreement between the Registrant and Thomas Dan Friedkin*

8.8	Indemnity Agreement between the Registrant and Andrea Fischer Newman*

8.9	Indemnity Agreement between the Registrant and Jonina Jonsson*

8.10	Indemnity Agreement between the Registrant and John S. Bolton*

9.1	Form of Administrative Services Agreement between the Registrant and Genesis Park II LP**

10.1	Form of Subscription Agreement between the Registrant and the anchor investor*

10.2	Subscription Agreement, dated July 30, 2020, between the Registrant and the Sponsor**

11.1	Promissory Note, dated July 30, 2020, issued to the Sponsor**

12.1	Code of Ethics**

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Definition Linkbase Document

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 27, 2020
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-249066).
***	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of May, 2021.

GENESIS PARK ACQUISITION CORP.

By:	/s/ Paul W. Hobby
Paul W. Hobby
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan E. Baliff and ,David Bilger, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul W. Hobby	Chief Executive Officer and Director	May 10, 2021
Paul W. Hobby	(Principal Executive Officer)

/s/ Jonathan E. Baliff	President, Chief Financial Officer and Director	May 10, 2021
Jonathan E. Baliff	(Principal Financial and Accounting Officer)

*	Director	May 10, 2021
Richard H. Anderson

*	Director	May 10, 2021
Thomas D. Friedkin

*	Director	May 10, 2021
Andrea F. Newman

*	Chairman of the Board of Directors	May 10, 2021
David N. Siegel
*	Director	May 10, 2021
Wayne Gilbert West

*By:	/s/ Jonathan E. Baliff
Jonathan E. Baliff
Attorney-in-Fact