Form 10-Q
period 2021-03-31
Genesis Park Acquisition Corp.
filed 2021-05-24
CIK 1819810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of March 31, 2021, there were 16,377,622 Class A ordinary shares, par value $0.0001 per share, and 4,094,406 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

Genesis Park Acquisition Corp.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2021

(Unaudited)

	March 31, 2021 (Unaudited)	December 31, 2020 (Audited and As Restated)
Assets:
Cash	$1,186,528	$1,295,380
Prepaid expenses and other current assets	146,204	185,011

Total current assets	1,332,732	1,480,391
Cash and marketable securities held in Trust Account	166,272,072	166,243,614

Total Assets	$167,604,804	$167,724,005

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$193,815	$125,000
Due to related party		2,500

Total current liabilities	193,815	127,500
Warrant liability	36,104,088	36,549,753
Deferred underwriting discount	5,732,168	5,732,168

Total liabilities	42,030,071	42,409,421

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 11,879,283 and 11,853,653 shares at $10.15 per share, respectively	120,574,723	120,314,578
Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 230,000,000 shares authorized; 4,498,339 and 4,523,969 shares issued and outstanding (excluding 11,879,283 and 11,853,653 shares subject to possible redemption), respectively	450	453
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,094,406 and 4,312,500 shares issued and outstanding, respectively (1)	409	431
Additional paid-in capital	17,000,551	17,260,671
Accumulated deficit	(12,001,400)	(12,261,549)

Total shareholders’ equity	5,000,010	5,000,006

Total Liabilities and Shareholders’ Equity	$167,604,804	$167,724,005

(1)	On January 7, 2021, 218,094 Class B ordinary shares were forfeited to the Company for no consideration due to the over-allotment option expiring unused. (See Note 6)

The accompanying notes are an integral part of these financial statements.

Genesis Park Acquisition Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 2021

(Unaudited)

General and administrative expenses	$213,974

Loss from operations	(213,974)
Other income
Change in fair value of warrants	445,665
Interest income	28,458

Total other income	474,123

Net Income	$260,149

Weighted average ordinary shares outstanding, basic and diluted – Class A	16,377,622

Basic and diluted net income per ordinary share - Class A	$0.00

Weighted average ordinary shares outstanding, basic and diluted – Class B	4,094,406

Basic and diluted net income per ordinary share - Class B	$0.06

The accompanying notes are an integral part of these financial statements.

Genesis Park Acquisition Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE QUARTER ENDED MARCH 31, 2021 AND PERIOD FROM JULY 29, 2020 (INCEPTION)

THROUGH DECEMBER 31, 2020

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares(1)	Amount
Balance as of December 31, 2020 (Audited and As Restated)	4,523,969	$453	4,312,500	$431	$17,260,671	$(12,261,549)	$5,000,006

Change in Class A ordinary shares subject to possible redemption	(25,630)	(3)	—	—	(260,142)	—	(260,145)
Forfeiture of Class B ordinary shares on January 7, 2021			(218,094)	(22)	22
Net income	—	—	—	—	—	260,149	260,149

Balance as of March 31, 2021	4,498,339	$450	4,094,406	$409	$17,000,551	$(12,001,400)	$5,000,010

(1)	On January 7, 2021, 218,094 Class B ordinary shares were forfeited to the Company for no consideration due to the over-allotment option expiring unused. (See Note 6)

The accompanying notes are an integral part of these financial statements.

Genesis Park Acquisition Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net Income	$260,149
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(28,458)
Change in fair value of warrant liability	(445,665)
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	38,807
Accounts payable	68,815
Due to related party	(2,500)

Net cash used in operating activities	(108,852)
Net Change in Cash	(108,852)
Cash - Beginning	1,295,380

Cash - Ending	$1,186,528

Supplemental Disclosure of Non-cash Financing Activities:

Change in value of Class A ordinary shares subject to possible redemption	(260,145)

The accompanying notes are an integral part of these financial statements.

Genesis Park Acquisition Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

As of March 31, 2021, the Company had not yet commenced any operations. All activity for the period from July 29, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the Initial Public Offering (“IPO”) described below and its efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of the warrant liability as other income (expense).

Financing

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 23, 2020 (the “Effective Date”). On November 27, 2020, the Company consummated the IPO of 16,377,622 units (the “Units”), including the issuance of 1,377,622 Units as a result of the underwriter’s partial exercise of its over-allotment option. Each Unit consists of one Class A ordinary share, $0.0001 par value (“Ordinary Share”), and one-half of one redeemable warrant (“Warrant”) entitling its holder to purchase one Class A ordinary share at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $163,776,220. On January 7, 2021, 218,094 Class B ordinary shares were forfeited to the Company for no consideration due to the over-allotment option expiring unused. (See Note 6).

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

Trust Account

Following the closing of the IPO on November 27, 2020, an amount of $166,232,863 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of its public shares in connection with an initial Business Combination or to redeem 100% of its public shares if the Company does not complete its initial Business Combination by May 27, 2022 or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (c) the redemption of the Company’s public shares if the Company is unable to complete its initial Business Combination by May 27, 2022 (the “Combination Period”), the eighteen month anniversary of the closing of the IPO.

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

The Sponsor and the Company’s officers and directors (the “initial shareholders”) have agreed not to propose any amendment to Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide for the redemption of its public shares in connection with an initial business combination or to redeem 100% of our public shares if the Company does not complete its initial business combination by May 27, 2022 (the “Combination Period”) or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides its public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

The initial shareholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete its initial business combination within the Combination Period. However, if the initial shareholders acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination within the Combination Period.

On January 13, 2021, the Company announced that the holders of the Units may elect to separately trade the Class A Ordinary Shares and Warrants comprising the Units commencing on January 14, 2021. Those Units not separated will continue to trade on The New York Stock Exchange under the symbol “GNPK.U,” and the Class A Ordinary Shares and Warrants that are separated will trade on The New York Stock Exchange under the symbols “GNPK” and “GNPK WS,” respectively. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Holders of the Units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the Units into Class A Ordinary Shares and Warrants. (See Note 6)

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash outside the Trust Account of $1,186,528 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, to pay tax obligations or to redeem ordinary shares. As of March 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2021, the Company’s liquidity needs were satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, in exchange for the founder shares (see Note 6), the loan under an unsecured promissory note from the Sponsor of $30,000 (see Note 6), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note from the Sponsor was paid in full on November 27, 2020.

The Company anticipates that the $1,186,528 outside of the Trust Account as of March 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating the Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Proposed Business Combination

On March 25, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Shepard Merger Sub Corporation, a Delaware corporation and direct, wholly owned subsidiary of Genesis Park (“Merger Sub”), Cosmos Intermediate, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Holdings (as defined herein) (“Redwire”), and Redwire, LLC, a Delaware limited liability company (“Holdings”).

Pursuant to the Merger Agreement, the parties thereto will enter into a Business Combination by which, (i) the Company shall domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and the Companies Act of the Cayman Islands (the “Domestication”), (ii) Merger Sub will merge with and into Redwire, with Redwire being the surviving entity in the merger (the “First Merger”), and (iii) immediately following the First Merger, Redwire will merge with and into the Company, with the Company being the surviving entity in the merger (the “Second Merger” and, together with the First Merger, being collectively referred to as the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). The proposed Business Combination is expected to be consummated after the required approval by the shareholders of the Company and the satisfaction of certain closing conditions described in the Company’s Current Report on Form 8-K, as filed with the SEC on March 25, 2021.

The aggregate consideration to be paid to Holdings (the “Closing Merger Consideration”) will be paid in a combination of stock and cash consideration. The cash consideration will be an amount equal to $75,000,000 (such amount, the “Closing Cash Consideration”). The remainder of the Closing Merger Consideration will be paid in (i) 37,200,000 shares of Class A common stock, par value $0.0001 per share, of the Company (the “Class A Common Stock,” and such shares, the “Closing Share Consideration”) and (ii) 2,000,000 warrants to purchase one share of Class A Common Stock per warrant (the “Closing Warrant Consideration”), with such amount of warrants corresponding to the forfeiture of certain warrants acquired by the Sponsor and Jefferies in connection with the IPO.

In connection with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the Company has agreed to issue and sell to the PIPE Investors, and the PIPE Investors have agreed to subscribe for and purchase, an aggregate of 10,000,000 shares of Class A Common Stock at a purchase price of $10.00 per share for aggregate gross proceeds of $100,000,000 (the “PIPE Financing”). The closing of the PIPE Financing is conditioned on all conditions set forth in the Merger Agreement having been satisfied or waived and other customary closing conditions, and the Transactions will be consummated immediately following the closing of the PIPE Financing. The Subscription Agreements will terminate upon the earlier to occur of (i) the termination of the Merger Agreement and (ii) the mutual written agreement of the parties thereto. The counterparties to certain of the Subscription Agreements are directors, officers or affiliates of the Company and such Subscription Agreements have been approved by the Company’s audit committee and board of directors in accordance with the company’s related persons transaction policy.

Note 2 - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,186,528 in cash at March 31, 2021.

Investments Held in Trust Account

Investments held in Trust Account consist of United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities (other than the Warrants), which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the IPO (November 27, 2020) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument. As the warrants meet the definition of a derivative the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the IPO and the Private Placement, which were previously charged to stockholders’ equity, should be allocated to the Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations as of December 31, 2020.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Net income (loss) per ordinary share, basic and diluted, for non-redeemable Class B Ordinary Shares is calculated by dividing the net income (loss), by the weighted average number of non-redeemable Class B Ordinary Shares outstanding for the period. Non-redeemable Class B Ordinary Shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account. Below is a reconciliation of the net income per ordinary share:

For the quarter ended March 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$28,458

Net Earnings	28,458
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	16,377,622
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00
Non-Redeemable Class B Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$231,691

Non-Redeemable Net Income	$231,691
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	4,094,406
Income/Basic and Diluted Non-Redeemable Ordinary Shares	$0.06

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

Note 3 - Initial Public Offering

Pursuant to the IPO, the Company sold 16,377,622 Units, including 1,377,622 Units as a result of the underwriter’s partial exercise of the over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

Note 4 - Warrants

Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of the initial Business Combination or (b) 12 months from the closing of the IPO. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement registering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination or within a specified period following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act; provided that such exemption is available.

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

Note 5 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 7,292,541 Sponsor Private Warrants and Jefferies, an underwriter for the IPO, purchased an aggregate of 439,627 Jefferies Private Warrants, at a price of $1.00 per Warrant, for an aggregate purchase price of $7,732,168. A portion of the proceeds from the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account.

Each Private Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share.

If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants will expire worthless.

Note 6 - Related Party Transactions

Founder Shares

On July 30, 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On November 16, 2020, the Sponsor surrendered an aggregate of 1,437,500 founder shares, which were cancelled, resulting in an aggregate of 4,312,500 shares outstanding and held by the Sponsor. The Sponsor agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO. On November 27, 2020, the underwriter partially exercised the over-allotment option resulting in 344,406 Founder Shares no longer subject to forfeiture. The underwriter had a 45-day option to exercise the over-allotment. On January 7, 2021 the underwriter’s 45-day over-allotment option expired resulting in 218,094 founder shares forfeited to the Company for no consideration.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing the date of the IPO, the Company incurred $51,968 in fees due to the Sponsor for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 7 — Recurring Fair Value Measurements

Investments Held in Trust Account

As of March 31, 2021, the investments in the Company’s Trust Account consisted of $95 in U.S. Money Market funds and $ $166,271,977 in U.S. Treasury Securities. All of the U.S. Treasury Securities mature on May 27, 2021. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2021 are as follows:

	Carrying Value/ Amortized Cost	Interest Income	Gross Unrealized Gain	Fair Value as of March 31, 2021
U.S. Money Market	$95	$—	$—	$95
U.S. Treasury Securities	166,271,977	28,458	14,143	166,286,120

	$166,272,072	$28,458	$14,143	$166,286,215

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2020 are as follows:

	Carrying Value/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2020
U.S. Money Market	$95	$—	$—	$95
U.S. Treasury Securities	166,243,519	10,751	(12,968)	166,230,551

	$166,243,614	$10,751	$(12,968)	$166,230,646

Fair values of its investments are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Warrant Liability

At March 31, 2021, the Company’s warrant liability was valued at $36,104,088. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Recurring Fair Value Measurements

The following table presents fair value information as of March 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments consist of U. S. Treasury Bills or U.S. Money Market, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s warrant liability for the Public Warrants is based on quoted prices (unadjusted) with less volume and transaction frequency than active markets. The fair value of the Public Warrant liability is classified within Level 2 of the fair value hierarchy. For the period ending March 31, 2021 the Public Warrants were reclassified from a Level 3 to a Level 2 classification.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account—U.S. Money Market	$95	$—	$—
Investments held in Trust Account—U.S. Treasury	$166,286,120	$—	$—
Liabilities
Public Warrants	$—	$17,933,496	$—
Private Warrants	$—	$—	$18,170,592

Measurement

On March 31, 2021, the Company used a modified Black-Scholes model to value the Private Warrants. The Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

The key inputs into the modified Black Scholes model were as follows at December 31, 2020 and at March 31, 2021:

Input	December 31, 2020	March 31, 2021
Risk-free interest rate	0.43%	0.98%
Expected term (years)	5.0	5.25
Expected volatility	40.0%	26.5%
Exercise price	$11.50	$11.50
Probability of completing a Business Combination	80%	N/A
Dividend yield	0%	0%
Expected stock price at De-SPAC	$10.00	$10.00

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our Warrants classified as Level 3:

Fair value at December 31, 2020	$36,549,753
Public Warrants reclassified to level 2(1)	(17,933,496)
Change in fair value	(445,665)
Fair Value at March 31, 2021	$18,170,592

(1)	Assumes the Public Warrants were reclassified on March 31, 2021.

Note 8 – Commitments and Contingencies

Registration Rights

The holders of (i) the Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) private placement warrants, which were issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such private placement warrants, (iii) private placement warrants that may be issued upon conversion of working capital loans (and the securities underlying such warrants) and (iv) the units purchased by Genesis Park in the IPO and the Class A ordinary shares and warrants comprising the units (including the Class A ordinary shares underlying the warrants in the units) have registration rights to require the Company to register a sale of any of its securities held by them (in the case of the Founder Shares, only after conversion of such shares into Class A ordinary shares) pursuant to a registration and shareholder rights agreement. These holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company, subject to certain limitations. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriter had a 45-day option beginning November 27, 2020 to purchase up to an additional 2,250,000 additional Units to cover over-allotments. On November 27, 2020, the underwriter partially exercised its over-allotment option and purchased an additional 1,377,622 Units. In January 2021 the option to purchase the remaining Units expired unused.

In addition, $0.35 per unit, or $5,732,168 in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 9 – Shareholders’ Equity

Preference shares—The Company is authorized to issue a total of 2,000,000 shares of preference shares at par value of $0.0001 each. As of March 31, 2021 and December 31, 2020 there were no preference shares issued and outstanding.

Class A Ordinary Shares—The Company is authorized to issue a total of 230,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2021 and December 31, 2020, there were 4,498,339 and 4,523,969 Class A ordinary shares issued and outstanding, excluding 11,879,283 and 11,853,653 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. Holders are entitled to one vote for each Class B ordinary share. As of December 31, 2020, there were 4,312,500 Class B ordinary shares issued and outstanding. Of the 4,312,500 Class B ordinary shares, an aggregate of up to 218,094 shares are subject to forfeiture to the Company by the founders for no consideration to the extent that the underwriter’s over-allotment option is not exercised, so that the number of Class B ordinary shares will collectively equal 20% of the Company’s issued and outstanding ordinary shares after the IPO. On January 7, 2021 the underwriter’s 45-day over-allotment option expired resulting in 218,094 founder shares forfeited to the Company for no consideration. At March 31, 2021, 4,094,406 were outstanding. All share and per share amounts were restated. (See Note 6)

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the initial Business Combination and holders of a majority of the Company’s Class B ordinary shares may remove a member of the board of directors for any reason.

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

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any other subsequent events, other than as described above, that would have required adjustment or disclosure in the financial statements that are not already previously disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we”, “us”, “our” or the “Company” are to Genesis Park Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this report.

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

Overview

We are a newly incorporated blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination.

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

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Sponsor Private Placement”) with the Sponsor for an aggregate of 7,292,541 warrants (“Sponsor Private Warrants”), each at a price of $1.00 per Sponsor Private Warrant, generating total proceeds of $7,292,541, and with Jefferies LLC (“Jefferies”), underwriter for the IPO, of an aggregate of 439,627 warrants (the “Jefferies Private Warrants” and together with Sponsor Private Warrants, “Private Warrants”), each at a price of $1.00 per Jefferies Private Warrant, generating total proceeds of $439,627.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Proposed Business Combination

On March 25, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Shepard Merger Sub Corporation, a Delaware corporation and direct, wholly owned subsidiary of Genesis Park (“Merger Sub”), Cosmos Intermediate, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Holdings (as defined herein) (“Redwire”), and Redwire, LLC, a Delaware limited liability company (“Holdings”), pursuant to which (i) the Company shall domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and the Companies Act of the Cayman Islands (the “Domestication”), (ii) Merger Sub will merge with and into Redwire, with Redwire being the surviving entity in the merger (the “First Merger”), and (iii) immediately following the First Merger, Redwire will merge with and into the Company, with the Company being the surviving entity in the merger. The aggregate consideration to be paid to Holdings will be paid in a combination of stock and cash consideration.

See Note 1 to Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through March 31, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and, after our IPO, those related to our efforts toward locating and completing a suitable Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We will generate non-operating income in the form of interest income on marketable securities held in a trust account (“Trust Account”) and will recognize changes in the fair value of the warrant liability as other income (expense). We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we incurred a loss from operations of $213,974, primarily driven by professional legal, accounting and auditing fees of $93,392. In addition to the loss from operations, the Company recognized $474,123 in other income driven by a change in the fair value of our warrants of $445,665 and interest income of $28,458 from the Trust Account. As of March 31, 2021 and December 31, 2020, $166,272,072 and $166,243,614 was held in the Trust Account, respectively. We had cash outside of the Trust Account of $1,186,528 and $1,295,380 as of March 31, 2021 and December 31, 2020, respectively, and $193,815 and $125,000 in accounts payable and accrued expenses as of March 31, 2021 and December 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $1,186,528 in cash. Until the consummation of the IPO, our only sources of liquidity were an initial purchase of common stock by the Sponsor and loans from the Sponsor in the aggregate amount of $30,000, which was used to pay offering-related costs.

Subsequent to September 30, 2020, the registration statement for the Company’s IPO was declared effective by the SEC on November 23, 2020 (the “Effective Date”). On November 27, 2020, the Company consummated the IPO of 16,377,622 units (the “Units”), including the issuance of 1,377,622 Units as a result of the underwriter’s partial exercise of its over-allotment option. Each Unit consists of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant entitling its holder to purchase one Class A ordinary share at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $163,776,220.

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

Following the closing of the IPO on November 27, 2020, an amount of $166,232,863 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account.

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

Critical Accounting Policies

The preparation of consolidated interim financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Our derivative instruments are recorded at fair value as of the IPO (November 27, 2020) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the warrants are a derivative instrument. As the warrants meet the definition of a derivative the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change. In accordance with ASC 825-10 “Financial Instruments”, we have concluded that a portion of the transaction costs which directly related to the IPO and the Private Placement, which were previously charged to stockholders’ equity, should be allocated to the Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations as of December 31, 2020.

Investments Held in Trust Account

Investments held in Trust Account consist of United States Treasury securities. We classify our United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which we have the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the balance sheet.

Net Income Per Ordinary Shares

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) Private Placement since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The statement of operations includes a presentation of income (loss) per share for Class A Ordinary Shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A Ordinary Shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Ordinary Shares outstanding since original issuance.

Net income (loss) per ordinary share, basic and diluted, for non-redeemable Class B Ordinary Shares is calculated by dividing the net income (loss), by the weighted average number of non-redeemable Class B Ordinary Shares outstanding for the period. Non-redeemable Class B Ordinary Shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, may be invested in U.S. government treasury bills, with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due solely to the material weakness in our internal control over financial reporting, with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities as described in the Form 10-K/A filed May 11, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our (i) final prospectus supplement for our Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 23, 2020, (ii) Form 10-K as filed with the SEC on March 29, 2021, and (iii) Form 10-K/A as filed with the SEC on May 10, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our (i) final prospectus supplement for our Initial Public Offering filed with the SEC on November 23, 2020, (ii) Form 10-K as filed with the SEC on March 29, 2021, or (iii) Form 10-K/A as filed with the SEC on May 10, 2021.

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

Simultaneously with the closing of the Initial Public Offering, we consummated a private placement (the “Sponsor Private Placement”) with the Sponsor of an aggregate of 7,292,541 warrants (the “Sponsor Private Warrants”) to purchase 7,292,541 Class A ordinary shares, each at a price of $1.00 per Sponsor Private Warrant, generating total proceeds of $7,292,541.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Jefferies Private Placement” and together with the Sponsor Private Placement, the “Private Placement”) with Jefferies of an aggregate of 439,627 warrants (the “Jefferies Private Warrants” and together with the Sponsor Private Warrants, the “Private Warrants”) to purchase 439,627 Class A ordinary shares, each at a price of $1.00 per Jefferies Private Warrant, generating total proceeds of $439,627.

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

Dated: May 24, 2021	GENESIS PARK ACQUISITION CORP.

	By:	/s/ Paul W. Hobby
	Name:	Paul W. Hobby
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 24, 2021	GENESIS PARK ACQUISITION CORP.

	By:	/s/ Jonathan E. Baliff
	Name:	Jonathan E. Baliff
	Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)