Form 10-Q
period 2021-06-30
Genesis Park Acquisition Corp.
filed 2021-08-13
CIK 1819810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 12, 2021,
there were 16,377,622 Class A ordinary shares, par value $0.0001 per share, and 4,094,406 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Genesis Park Acquisition Corp.
CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020
Assets:
Cash	$557,200	$1,295,380
Prepaid expenses and other current assets	122,826	185,011

Total current assets	680,026	1,480,391
Cash and marketable securities held in Trust Account	166,290,257	166,243,614
Total Assets	$166,970,283	$167,724,005

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$194,799	$125,000
Due to related party	53,946	2,500

Total current liabilities	248,745	127,500
Warrant liability	41,166,837	36,549,753
Deferred underwriting discount	5,732,168	5,732,168

Total liabilities	47,147,750	42,409,421

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 11,312,564 and 11,853,653 shares at $10.15 per share, respectively	114,822,525	120,314,578
Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 230,000,000 shares authorized; 5,065,058 and 4,523,969 shares issued and outstanding (excluding 11,312,564 and 11,853,653 shares subject to possible redemption), respectively	507	453
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,094,406 and 4,312,500 shares issued and outstanding, respectively (1)	409	431
Additional paid-in capital	22,752,692	17,260,671
Accumulated deficit	(17,753,600)	(12,261,549)

Total shareholders’ equity	5,000,008	5,000,006

Total Liabilities and Shareholders’ Equity	$166,970,283	$167,724,005

(1)	On January 7, 2021, 218,094 Class B ordinary shares were forfeited to the Company for no consideration due to the over-allotment option expiring partially unused. (See Note 6)
The accompanying notes are an integral part of these financial statements.

Genesis Park Acquisition Corp.
(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	T hree months ended June 30, 2021	Six months ended June 30, 2021
General and administrative expenses	$707,636	$921,610

Loss from operations	(707,636)	(921,610)

Other income/(expense)
Change in fair value of warrant liability	(5,062,749)	(4,617,084)
Interest earned on marketable securities held in Trust Account	18,185	46,643

Total other expense	(5,044,564)	(4,570,441)

Net Loss	(5,752,200)	(5,492,051)

Weighted average redeemable ordinary shares outstanding, basic and diluted – Class A	16,377,622	16,377,622

Basic and diluted net income per ordinary share - Class A	$0.00	$0.00

Weighted average ordinary shares outstanding, basic and diluted – Class B	4,094,406	4,094,406

Basic and diluted net loss per ordinary share - Class B	$(1.40)	$(1.35)

The accompanying notes are an integral part of these financial statements.

Genesis Park Acquisition Corp.
(UNAUDITED) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020 (audited)	4,523,969	$453	4,312,500	$431	$17,260,671	$(12,261,549)	$5,000,006
Change in Class A ordinary shares subject to possible redemption	(25,630)	(3)	—	—	(260,142)	—	(260,145)
Forfeiture of Class B ordinary shares on January 7, 2021			(218,094)	(22)	22
Net income	—	—	—	—	—	260,149	260,149

Balance as of March 31, 2021	4,498,339	450	4,094,406	409	17,000,551	(12,001,400	5,000,010
Change in Class A ordinary shares subject to possible redemption	566,719	57			5,752,141		5,752,198
Net loss						(5,752,200)	(5,752,200)
Balance as of June 30, 2021	5,065,058	507	4,094,406	409	22,752,692	(17,753,600)	5,000,008

(1)	On January 7, 2021, 218,094 Class B ordinary shares were forfeited to the Company for no consideration due to the over-allotment option expiring unused. (See Note 6)
The accompanying notes are an integral part of these financial statements.

Genesis Park Acquisition Corp.
(UNAUDITED) CONSOLIDATED STATEMENT OF CASH FLOWS

Six months ended June 30, 2021
Cash flows from operating activities:
Net loss	$(5,492,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(46,643)
Change in fair value of warrant liability	4,617,084
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	62,185
Accounts payable	69,799
Net cash used in operating activities	(789,626)

Cash flows from financing activities:
Due to related party	51,446
Net cash provided by financing activities	51,446
Net change in cash	(738,180)
Cash, beginning of the period	1,295,380

Cash, end of period	$557,200

Supplemental Disclosure of Non-cash Financing Activities:
Non-cash investing and financing transactions:

Change in value of Class A ordinary shares subject to possible redemption	$5,492,053

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
As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period from July 29, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the Initial Public Offering (“IPO”) described below and its efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of the warrant liability as other income (expense).
Financing
The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 23, 2020 (the “Effective Date”). On November 27, 2020, the Company consummated the IPO of 16,377,622 units (the “Units”), including the issuance of 1,377,622 Units as a result of the underwriter’s partial exercise of its over-allotment option. Each Unit consists of one Class A ordinary share, $0.0001 par value (“Ordinary Share”), and one-half
of one redeemable warrant (“Warrant”) entitling its holder to purchase one Class A ordinary share at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $163,776,220. On January 7, 2021, 218,094 Class B ordinary shares were forfeited to the Company for no consideration due to the over-allotment option expiring partially
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
Trust Account
Following the closing of the IPO on November 27, 2020, an amount of $166,232,863 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (“Trust Account”) which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the Private Warrants will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of its public shares in connection with an initial Business Combination or to redeem 100% of its public shares if the Company does not complete its initial Business Combination by May 27, 2022 or (ii) with respect to any other material provisions relating to shareholders’ rights or
pre-initial
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
The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post- transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.
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

T
he Sponsor and the Company’s officers and directors (the “initial shareholders”) have agreed not to propose any amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide for the redemption of its public shares in connection with an initial business combination or to redeem 100% of our public shares if the Company does not complete its initial business combination by May 27, 2022 (the “Combination Period”) or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides its public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.
I
f the Company is unable to complete its initial business combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law
.
The initial shareholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete its initial business combination within the Combination Period. However, if the initial shareholders acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination within the Combination Period.
On January 13, 2021, the Company announced that the holders of the Units may elect to separately trade the Class A Ordinary Shares and Warrants comprising the Units commencing on January 14, 2021. Those Units not separated will continue to trade on The New York Stock Exchange under the symbol “GNPK.U,” and the Class A Ordinary Shares and Warrants that are separated will trade on The New York Stock Exchange under the symbols “GNPK” and “GNPK WS,” respectively. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Holders of the Units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the Units into Class A Ordinary Shares and Warrants. (See Note 6)
Liquidity, Capital Resources and Going Concern
As of June 30, 2021, the Company had cash outside the Trust Account of $557,200 available for working capital needs. All remaining funds held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, to pay tax obligations or to redeem ordinary shares. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
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
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 27, 2022 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 27, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date.

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
Pursuant to the Merger Agreement, the parties thereto will enter into a Business Combination by which, (i) the Company shall domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and the Companies Act of the Cayman Islands (the “Domestication,” and the Company after giving effect to the Domestication, “New Redwire”), (ii) Merger Sub will merge with and into Redwire, with Redwire being the surviving entity in the merger (the “First Merger”), and (iii) immediately following the First Merger, Redwire will merge with and into the Company, with the Company being the surviving entity in the merger (the “Second Merger” and, together with the First Merger, being collectively referred to as the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). The proposed Business Combination is expected to be consummated after the required approval by the shareholders of the Company and the satisfaction of certain closing conditions described in the Company’s Current Report on Form 8-K, as filed with the SEC on March 25, 2021. On August 11, 2021 the SEC declared effective the registration statement filed by the Company in relation to the Business Combination, which allowed the Company to proceed with soliciting a shareholder vote on the transaction.
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
In connection with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the Company has agreed to issue and sell to the PIPE Investors, and the PIPE Investors have agreed to subscribe for and purchase, an aggregate of
10,000,000
 shares of Class A Common Stock at a purchase price of $
10.00
 per share for aggregate gross proceeds of $
100,000,000
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

Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC
.
Emerging Growth Company Status
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
Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $557,200 and $1,295,380 in cash at June 30, 2021 and December 31, 2020.
Investments Held in Trust Account
Investments held in Trust Account are held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities (other than the Warrants), which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the IPO (November 27, 2020) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument. As the warrants meet the definition of a derivative the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.
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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Net Income (loss) Per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with (i) the IPO, and (ii) the Private Warrants since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
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
Non-redeemable
Class B Ordinary Shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account. Below is a reconciliation of the net income per ordinary share:

	Six months ended June 30, 2021	Three months ended June 30, 2021
Redeemable Class A Ordinary Shares Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$46,643	$18,185
Net Earnings	46,643	18,185
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	16,377,622	16,377,622
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00
Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss
Non-Redeemable Net Income	$(5,538,694)	$(5,770,385)

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	4,094,406	$4,094,406
Loss/Basic and Diluted Non-Redeemable Ordinary Shares	$(1.35)	$(1.41)
As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes
The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”).
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition
.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.
Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might results from the outcome of this uncertainty.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.
Note 3 - Initial Public Offering
Pursuant to the IPO, the Company sold 16,377,622 Units, including 1,377,622 Units as a result of the underwriter’s partial exercise of the over- allotment option, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.
Note 4 - Warrants
As of June 30, 2021 and December 31, 2020 there were 8,188,811 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares.

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

- 1
4
-

If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.
The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a current prospectus relating thereto is current, subject to the Company’s satisfying obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue Class A ordinary shares upon exercise of a warrant unless Class A ordinary shares issuable upon such warrant exercise have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant, if not cash settled, will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit
.
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
Note 5 - Private Placement
As of June 30, 2021 and December 31, 2020 there were 7,732,168 Private Warrants outstanding. Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 7,292,541 Sponsor Private Warrants and Jefferies, an underwriter for the IPO, purchased an aggregate of 439,627 Jefferies Private Warrants, at a price of $1.00 per Warrant, for an aggregate purchase price of $7,732,168. A portion of the proceeds from the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account.
Each Private Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share.
If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the Private Warrants will expire worthless.

Note 6 - Related Party Transactions
Founder Shares
On July 30, 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On November 16, 2020, the Sponsor surrendered an aggregate of 1,437,500 founder shares, which were cancelled, resulting in an aggregate of 4,312,500 shares outstanding and held by the Sponsor. The Sponsor agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO. On November 27, 2020, the underwriter partially exercised the over- allotment option resulting in 344,406 Founder Shares no longer subject to forfeiture. The underwriter had a
45-day
option to exercise the over-allotment. On January 7, 2021 the underwriter’s
45-day
over-allotment option expired resulting in 218,094 founder shares forfeited to the Company for no consideration.
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
Promissory Note — Related Party
The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest
bearing, unsecured and due on the earlier of March 31, 2021 or the closing of the IPO. These loans were repaid in full on November 27, 2020.

The Promissory Note is no longer available to the Company.
Due to Related Party
The Sponsor or an affiliate of the sponsor occasionally incurs expenses on behalf of the Company. The liability is non-interest bearing, due on demand, and as of June 30, 2021 and December 31, 2020, an aggregate of $53,946 and $2,500, respectively remains payable.
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
Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of June 30,
2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Service Fee
The Company entered into an agreement to pay monthly expenses for office space, administrative services, and support services to the Sponsor. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company. For the three and six month ended June 30, 2021, $53,329 was paid by a related party.
Units
The managing member of the Company’s sponsor, Genesis Park II, LP (“Genesis Park”), purchased
 1,000,000
units in the IPO at the public offering price of
$10.00 per unit, generating total proceeds of $10,000,000. Genesis Park has agreed to vote the Class A ordinary shares underlying such units in favor of the Business Combination and the other proposals being presented at the extraordinary general meeting. Accordingly, it is possible that other public shareholders holding only 5,141,609 of the other public shares would be required to approve the Business Combination, depending on the number of shares that are present at the meeting to approve such transaction. Of this amount, 145,000 public shares may be held by certain of our directors who purchased such number of units in the IPO
at the public offering price of $10.00 per unit, including Mr. Hobby, who purchased 100,000 of such shares and 50,000 public shares may be held by a manager of the general partner of Genesis Park. In addition, 2,547,125 public shares may be held by funds managed by Crescent Park (the “Crescent Park Funds”), which has, pursuant to a Voting and Support Agreement entered into with Holdings and Redwire, agreed, among other things, to vote all of the ordinary shares held by the Crescent Park Funds in favor of the Business Combination and the other proposals being presented at the extraordinary general meeting and not to elect to redeem or tender or submit for redemption their ordinary shares in connection with the Business Combination.
As a result of the founder shares, private placement warrants and units that Genesis Park may hold (directly or indirectly), it may have different interests with respect to a vote on an initial business combination than other public shareholders.

Registration and Shareholder Rights Agreement
The Company has previously entered into a registration and shareholder rights agreement pursuant to which its initial shareholders and their permitted transferees, if any, are entitled to certain registration rights with respect to the private placement warrants, the securities issuable upon conversion of working capital loans (if any), and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares. Pursuant to such registration and shareholder rights agreement, the Sponsor, upon and following consummation of a Business Combination, will be entitled to nominate three individuals for election to the board of directors of the surviving company, as long as the Sponsor holds any securities covered by such registration and shareholder rights agreement
.
Genesis Park Investments in New Redwire
In connection with the execution of the Merger Agreement, the Company entered into a subscription agreement with Genesis Park pursuant to which (i) the Company has agreed to issue and sell to Genesis Park, and Genesis Park has agreed to subscribe for and purchase from the Company, an aggregate of
 1,000,000
shares of common stock of New Redwire (as defined herein) (“New Redwire Common Stock”) at a purchase price of
 $10.00
per share for aggregate gross proceeds of
$10,000,000
and (ii) the Company entered into a subscription agreement with each of Mr. Hobby and Mr. Gibson, each of whom is a manager of the general partner of Genesis Park, and GP Three Holdings GP, LLC an entity controlled by Mr. Hobby (“GP III”) pursuant to which the Company has agreed to issue and sell to Mr. Hobby, Mr. Gibson and GP III, and each of Mr. Hobby, Mr. Gibson and GP III has agreed to subscribe for and purchase from the Company, an aggregate of
 300,000
shares of New Redwire Common Stock at a purchase price of
 $10.00
per share for aggregate gross proceeds of
 $3,000,000.
The obligation of each of (i) the Company, on the one hand, and Genesis Park, Mr. Hobby, Mr. Gibson and GP III, on the other hand, to consummate the purchase and sale of such
 1,300,000
shares of New Redwire Common Stock pursuant to such subscription agreements, is in each case conditioned on all conditions set forth in the Merger Agreement having been satisfied or waived and other customary closing conditions. Each such subscription agreement has been approved by the Company’s audit committee in accordance with the Company’s related persons transaction policy and will terminate upon the earlier to occur of (i) the termination of the Merger Agreement and (ii) the mutual written agreement of the parties thereto.
Following the consummation of the Business Combination, Genesis Park, Mr. Hobby, Mr. Gibson, GP III and the Sponsor will collectively own 6,544,406 shares of New Redwire Common Stock, which collectively will represent approximately 10.8%
of the outstanding shares of New Redwire Common Stock, assuming that the maximum number of the Company’s Class A ordinary shares are redeemed such that the remaining funds held in the trust account after the payment of the redeeming shares’ pro-rata allocation are sufficient to satisfy the Minimum Closing Cash Condition of
 $185,000,000.
Note 7 — Recurring Fair Value Measurements
Investments Held in Trust Account
As of December 31, 2020, the investments in the Company’s Trust Account consisted of $95 in U.S. Money Market funds and $166,243,519 in U.S. Treasury Securities. All of the U.S. Treasury Securities matured on May 27, 2021. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.”
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

At June 30, 2021, all of the Company’s trust assets on the consolidated balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
Warrant Liability
At June 30, 2021 and December 31, 2020, the Company’s warrant liability was valued at
 $41,166,837
and $36,549,753, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
Recurring Fair Value Measurements
The following tables presents fair value information as of June 30, 2021 and December 31, 2020 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments consist U.S. Money Market funds, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s warrant liability for the Public Warrants is based on quoted prices (unadjusted) with less volume and transaction frequency than active markets. The fair value of the Public Warrant liability is classified within Level 2 of the fair value hierarchy. For the period ending June 30, 2021 the Public Warrants were reclassified from a Level 3 to a Level 2 classification.
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:
June 30, 2021

	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account—U.S. Money Market	$166,290,257	$—	$—
Invest Liabilities
Public Warrants	$—	$19,980,699	$—
Private Warrants	$—	$—	$21,186,138
December 31, 2020

	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account—T-Bills	$166,232,864	$—	$—
Invest Liabilities
Public Warrants	$—	$17,605,944	$—
Private Warrants	$—	$—	$18,943,809
Measurement
On June 30, 2021 and December 31, 2020, the Company used a modified Black-Scholes model to value the Private Warrants. The warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

The key inputs into the modified Black Scholes model were as follows at December 31, 2020 and at June 30, 2021:

Input	December 31, 2020	June 30, 2021
Risk-free interest rate	0.43%	0.90%
Expected term (years)	5.0	5.17
Expected volatility	40.0%	32.5%
Exercise price	$11.50	$11.50
Probability of completing a Business Combination	80%	N/A
Dividend yield	0%	0%
Expected stock price at De-SPAC	$10.00	$10.31
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our Warrants classified as Level 3:

Fair value at December 31, 2020	$36,549,753
Public Warrants reclassified to level 2 (1)	(17,933,496)
Change in fair value	2,569,881
Fair Value at June 30, 2021	$21,186,138

(1)	Assumes the Public Warrants were reclassified on March 31, 2021.
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

Note 9 – Shareholders’ Equity
Preference shares
—The Company is authorized to issue a total of 2,000,000 shares of preference shares at par value of $0.0001 each. As of June 30, 2021 and December 31, 2020 there were no preference shares issued and outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue a total of 230,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2021 and December 31, 2020, there were 5,065,058 and 4,523,969 Class A ordinary shares issued and outstanding, excluding 11,312,564 and 11,853,653 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
—The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. Holders are entitled to one vote for each Class B ordinary share. As of December 31, 2020, there were 4,312,500 Class B ordinary shares issued and outstanding. Of the 4,312,500 Class B ordinary shares, an aggregate of up to 218,094 shares were subject to forfeiture to the Company by the founders for no consideration to the extent that the underwriter’s over-allotment option is not exercised, so that the number of Class B ordinary shares will collectively equal 20% of the Company’s issued and outstanding ordinary shares after the IPO. On January 7, 2021 the underwriter’s
45-day
over-allotment
option expired resulting in 218,094 founder shares forfeited to the Company for no consideration. At June 30, 2021, 4,094,406 were outstanding. All share and per share amounts were restated. (See Note 6)
Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the initial Business Combination and holders of a majority of the Company’s Class B ordinary shares may remove a member of the board of directors for any reason.
The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20%
of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the private placement shares) upon the consummation of the IPO, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement shares issued to the Sponsor, members of the Company’s management team or any of their affiliates upon conversion of Working Capital Loans. On August 12, 2021, the Sponsor, as the holder of all of the Class B ordinary shares, waived the foregoing anti-dilution rights in connection with the issuances contemplated by the Merger Agreement and the Subscription Agreements. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to one.
Note 10 – Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. The Company did not identify any other subsequent events, other than as described above, that would have required adjustment or disclosure in the consolidated financial statements that are not already previously disclosed.

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
Proposed Business Combination
On March 25, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Shepard Merger Sub Corporation, a Delaware corporation and direct, wholly owned subsidiary of Genesis Park (“Merger Sub”), Cosmos Intermediate, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Holdings (as defined herein) (“Redwire”), and Redwire, LLC, a Delaware limited liability company (“Holdings”), pursuant to which (i) the Company shall domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and the Companies Act of the Cayman Islands (the “Domestication”), (ii) Merger Sub will merge with and into Redwire, with Redwire being the surviving entity in the merger (the “First Merger”), and (iii) immediately following the First Merger, Redwire will merge with and into the Company, with the Company being the surviving entity in the merger. The aggregate consideration to be paid to Holdings will be paid in a combination of stock and cash consideration. On August 11, 2021 the SEC declared effective the registration statement filed by the Company in relation to the Business Combination, which allowed the Company to proceed with soliciting a shareholder vote on the transaction.

See Note 1 to Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date other than non-operating
income in the form of interest earned on investments in a trust account (the “Trust Account”) described below. The only activities through June 30, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and, after our IPO, those related to our efforts toward locating and completing a suitable Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We will generate non-operating
income in the form of interest income on marketable securities held in the Trust Account and will recognize changes in the fair value of the warrant liability as other income (expense). We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to continue to increase substantially
For the six months ended June 30, 2021, we incurred a loss from operations of $921,610, primarily driven by professional legal, accounting and auditing fees. In addition to the loss from operations, the Company recognized $4,570,441 in other expense driven by a loss in the fair value of our warrants of $4,617,084 partially offset by interest income of $46,643 from the Trust Account.
For the three months ended June 30, 2021, we incurred a loss from operations of $707,636, primarily driven by professional legal, accounting and auditing fees. In addition to the loss from operations, the Company recognized $5,044,564 in other expense driven by a loss in the fair value of our warrants of $5,062,749 partially offset by interest income of $18,185 from the Trust Account.
As of June 30, 2021 and December 31, 2020, $166,290,257 and $166,243,614 was held in the Trust Account, respectively. We had cash outside of the Trust Account of $557,200 and $1,295,380 as of June 30, 2021 and December 31, 2020, respectively, and $194,799 and $125,000 in accounts payable and accrued expenses as of June 30, 2021 and December 31, 2020. Additionally we had borrowings from a related party of $53,946 and $2,500 at June 30, 2021 and December 31, 2020.
Liquidity and Capital Resources
As of June 30, 2021, the Company had $557,200 in cash.
On November 27, 2020, the Company consummated the IPO of 16,377,622 units (the “Units”), generating gross proceeds of $163,776,220.
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
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or its affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Warrants, at a price of $1.00 per warrant at the option of the lender.
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

Critical Accounting Policies
The preparation of consolidated interim financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
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
“Financial Instruments”, we have concluded that a portion of the transaction costs which directly related to the IPO and the Private Warrants, which were previously charged to shareholders’ equity, should be allocated to the warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations as of December 31, 2020.
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
Net Income (Loss) Per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with (i) the IPO, and (ii) the Private Warrants since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The consolidated statement of operations includes a presentation of income (loss) per share for Class A Ordinary Shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A Ordinary Shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Ordinary Shares outstanding since original issuance.
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
Recent accounting standards
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.
Off-Balance
Sheet Arrangements; Commitments and Contractual Obligations
As of June 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a) (4)(ii) of Regulation
S-K
and did not have any commitments or contractual obligations other than an agreement to pay our Sponsor a monthly fee of $15,000 for office space and administrative and support services provided to us. In addition, the underwriter in the IPO is entitled to a deferred fee of $0.35 per unit, or $5,732,168 in the aggregate, which will be payable from the funds held in the Trust Account solely in the event that we complete our Business Combination, subject to the terms of the underwriting agreement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, may be invested in U.S. government treasury bills, with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period ended June 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.
Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature research materials and documents and increased communication among our personnel and third- party professionals with whom we consult regarding complex accounting applications.

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
Upon the closing of the Initial Public Offering and the Private Placement, a total of $166,232,864 of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2 (a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described above.
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

Dated: August 13, 2021	GENESIS PARK ACQUISITION CORP.

	By:	/s/ Paul W. Hobby
	Name:	Paul W. Hobby
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2021	GENESIS PARK ACQUISITION CORP.

	By:	/s/ Jonathan E. Baliff
	Name:	Jonathan E. Baliff
	Title:	President and Chief Financial Officer
(Principal Financial and Accounting Officer)