Form 10-Q
period 2021-09-30
Redwire Corp
filed 2022-04-01
CIK 1819810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-39733
Redwire Corporation
(Exact name of registrant as specified in its charter)

Delaware	98-1550429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8226 Philips Highway, Suite 101 Jacksonville, Florida	32256
(Address of Principal Executive Offices)	(Zip Code)
(650) 701-7722
Registrant's telephone number, including area code

Genesis Park Acquisition Corp
2000 Edwards Street, Suite B
Houston, TX 77007
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RDW	New York Stock Exchange
Warrants, each to purchase one share of Common Stock	RDW WS	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 62,690,869 shares of common stock as of March 23, 2022.

REDWIRE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION
Each of the terms the “Company,” “Redwire,” “we,” “our,” “us” and similar terms used herein refer collectively to Redwire Corporation, a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.
Information Relating to Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning us and other matters. Words such as “will,” “expect,” “anticipate,” “intend,” “may,” “could,” “should,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “trends,” “goals,” “contemplate,” “continue,” “might,” “possible,” “potential,” “predict,” “would” and similar expressions generally identify these forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows, and our projects and related timelines. Forward looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict.
Redwire believes it is important to communicate its expectations to its security holders. However, there may be events in the future that Redwire’s management is not able to predict accurately or over which Redwire has no control. The risk factors and cautionary language contained in this Quarterly Report on Form 10-Q, and other reports and documents filed by Redwire with the Securities and Exchange Commission (the “SEC”), provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in such forward looking statements, including among other things:

•our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter;
•matters relating to or arising from our Audit Committee investigation, including regulatory investigations and proceedings, litigation matters, and potential additional expenses, may adversely affect our business and results of operations;
•our projections of future financial results are based on a number of assumptions by our management, some or all of which may prove to be incorrect, and actual results may differ materially and adversely from such projections;
•if we are unable to successfully integrate recently completed and future acquisitions or successfully select, execute or integrate future acquisitions into the business, our operations and financial condition could be materially and adversely affected;
•the market for in-space infrastructure services has not been established with precision, is still emerging and may not achieve the growth potential that we expect or may grow more slowly than expected;
•we may not be able to convert orders in backlog into revenue;
•if we fail to adequately protect our intellectual property rights, our competitive position could be impaired and our intellectual property applications for registration may not issue or be registered, which could have a material adverse effect on our ability to prevent others from commercially exploiting projects similar to ours;
•protecting and defending against intellectual property claims could have a material adverse effect on our business;
•our business is subject to a wide variety of extensive and evolving government laws and regulations, and failure to comply with such laws and regulations could have a material adverse effect on our business;
•we have government customers, which subjects us to risks including early termination, audits, investigations, sanctions and penalties;
•data breaches or incidents involving our technology could damage our business, reputation and brand and substantially harm our business and results of operations;
•we are highly dependent on our senior management team and other highly skilled personnel, and if we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy;

•our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance that we may provide;
•we will incur significant expenses and capital expenditures in the future to execute our business plan and we may be unable to adequately control our expenses;
•we may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all;
•our ability to successfully implement our business plan will depend on a number of factors outside of our control;
•our management has limited experience in operating a public company;
•we may not be able to successfully develop our technology and services;
•competition with existing or new companies could cause downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share;
•the current pandemic outbreak of a novel strain of coronavirus, also known as COVID-19, may continue to disrupt and adversely affect our business;
•adverse publicity stemming from any incident involving Redwire or our competitors could have a material adverse effect on our business, financial condition and results of operations;
•we may not be able to adapt to and satisfy customer demands in a timely and cost-effective manner;
•we may not be able to respond to commercial industry cycles in terms of cost structure, manufacturing capacity, and/or personnel needs;
•any delays in the development, design, engineering and manufacturing of our products and services may adversely affect our business, financial condition and results of operations;
•we may be adversely affected by other economic, business, and/or competitive factors;
•we have identified material weaknesses in our internal control over financial reporting that, if not remediated, may not allow us to report our financial condition or results of operations accurately or timely;
•we may be unable to meet stock exchange listing standards;
•the benefits of the Merger (as defined herein) may not be realized to the extent currently anticipated by us, or at all. The ability to recognize any such benefits may be affected by, among other things, competition, the ability of us to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees;
•the costs related to the Merger could be significantly higher than currently anticipated; and
•substantial future sales or other issuances of our common stock could depress the market for our common stock.
Undue reliance should not be placed on these forward looking statements. The forward looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. We do not undertake any obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1. FINANCIAL STATEMENTS
REDWIRE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of U.S. dollars, except share data)

	Successor
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$27,258	$22,076
Accounts receivable, net	10,396	6,057
Contract assets	9,364	4,172
Inventory	607	330
Income tax receivable	688	688
Related party receivable	—	4,874
Prepaid insurance	3,806	—
Prepaid expenses and other current assets	1,855	1,109
Total current assets	53,974	39,306
Property, plant and equipment, net	4,830	3,262
Goodwill	69,625	52,711
Intangible assets, net	87,453	60,961
Other non-current assets	125	534
Total assets	$216,007	$156,774

Liabilities and Equity
Current liabilities:
Accounts payable	$7,390	$7,158
Notes payable to sellers	888	1,827
Short-term debt, including current portion of long-term debt	3,827	1,074
Accrued expenses	12,841	7,462
Deferred revenue	11,737	15,665
Other current liabilities	823	378
Total current liabilities	37,506	33,564
Long-term debt	74,989	76,642
Warrant liabilities	18,789	—
Deferred tax liabilities	6,415	7,367
Other non-current liabilities	—	6
Total liabilities	137,699	117,579
Shareholders’ Equity:
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; none issued and outstanding as of September 30, 2021	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 59,661,273 issued and outstanding as of September 30, 2021 and 37,200,000 issued and outstanding as of December 31, 2020	6	4
Additional paid-in capital	140,295	53,059
Accumulated deficit	(62,201)	(14,374)
Accumulated other comprehensive income (loss)	208	506
Shareholders’ equity	78,308	39,195
Total liabilities and shareholders’ equity	$216,007	$156,774

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of U.S. dollars, except share and per share data)

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to June 21, 2020
Revenues	$32,680	$12,485	$96,526	$17,656	$16,651
Cost of sales	26,786	10,546	74,418	14,027	12,623
Gross margin	5,894	1,939	22,108	3,629	4,028
Operating expenses:
Selling, general and administrative	34,333	3,520	57,855	5,461	5,260
Contingent earnout expense	113	—	11,227	—	—
Transaction expenses	1,128	500	3,547	5,959	—
Research and development	1,371	776	3,326	1,303	387
Operating income (loss)	(31,051)	(2,857)	(53,847)	(9,094)	(1,619)
Interest expense, net	1,740	82	4,931	82	76
Other (income) expense, net	(2,957)	8	(2,980)	21	23
Income (loss) before income taxes	(29,834)	(2,947)	(55,798)	(9,197)	(1,718)
Income tax expense (benefit)	(5,582)	(611)	(7,971)	(1,889)	(384)
Net income (loss)	$(24,252)	$(2,336)	$(47,827)	$(7,308)	$(1,334)
Net income (loss) per share, basic and diluted	$(0.55)	$(0.06)	$(1.21)	$(0.20)	$—
Weighted-average shares outstanding:
Basic and diluted	44,036,040	37,200,000	39,503,720	37,200,000	—
Comprehensive income (loss):
Net income (loss)	$(24,252)	$(2,336)	$(47,827)	$(7,308)	$(1,334)
Foreign currency translation gain (loss), net of tax	(119)	304	(298)	342	2
Total other comprehensive income (loss), net of tax	(119)	304	(298)	342	2
Total comprehensive income (loss)	$(24,371)	$(2,032)	$(48,125)	$(6,966)	$(1,332)

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands of U.S. dollars, except share and unit data)

For the Successor Q3 2021 Period

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Successor Balance as of June 30, 2021(1)	37,200,000	$4	$55,169	$(37,949)	$327	$17,551
GPAC shares net of redemptions, including PIPE, warrant liability, and Merger transaction costs	22,461,273	2	52,919	—	—	52,921
Earnout settlement in Holdings’ equity	—	—	9,288	—	—	9,288
Equity-based compensation expense	—	—	22,919	—	—	22,919
Foreign currency translation, net of tax	—	—	—	—	(119)	(119)
Net income (loss)	—	—	—	(24,252)	—	(24,252)
Successor Balance as of September 30, 2021	59,661,273	$6	$140,295	$(62,201)	$208	$78,308
(1) The units of the Company prior to the Merger (as defined in Note A) have been retroactively restated to reflect the exchange ratio established in the Merger (computed as 37,200,000 shares of common stock to 100 Company units).

For the Successor Q3 2020 Period

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Successor Balance as of June 30, 2020 (1)	37,200,000	$4	$45,066	$(4,972)	$38	40,136
Holdings’ contributions	—	—	1,068	—	—	1,068
Foreign currency translation, net of tax	—	—	—	—	304	304
Net income (loss)	—	—	—	(2,336)	—	(2,336)
Successor Balance as of September 30, 2020	37,200,000	$4	$46,134	$(7,308)	$342	$39,172
(1) The units of the Company prior to the Merger (as defined in Note A) have been retroactively restated to reflect the exchange ratio established in the Merger (computed as 37,200,000 shares of common stock to 100 Company units).

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands of U.S. dollars, except share and unit data)

For the Successor 2021 Period

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Successor Balance as of December 31, 2020 (1)	37,200,000	$4	$53,059	$(14,374)	$506	$39,195
GPAC shares net of redemptions, including PIPE, warrant liability, and Merger costs	22,461,273	2	52,919	—	—	52,921
Holdings’ contributions	—	—	2,110	—	—	2,110
Earnout settlement in Holdings’ equity	—	—	9,288	—	—	9,288
Equity-based compensation expense	—	—	22,919	—	—	22,919
Foreign currency translation, net of tax	—	—	—	—	(298)	(298)
Net income (loss)	—	—	—	(47,827)	—	(47,827)
Successor Balance as of September 30, 2021	59,661,273	$6	$140,295	$(62,201)	$208	$78,308
(1) The units of the Company prior to the Merger (as defined in Note A) have been retroactively restated to reflect the exchange ratio established in the Merger (computed as 37,200,000 shares of common stock to 100 Company units).

For the Successor 2020 Period

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Successor Balance as of February 10, 2020	—	$—	$—	$—	$—	$—
Holdings’ contributions (1)	37,200,000	4	46,134	—	—	46,138
Foreign currency translation, net of tax	—	—	—	—	342	342
Net income (loss)	—	—	—	(7,308)	—	(7,308)
Successor Balance as of September 30, 2020	37,200,000	$4	$46,134	$(7,308)	$342	$39,172
(1) The units of the Company prior to the Merger (as defined in Note A) have been retroactively restated to reflect the exchange ratio established in the Merger (computed as 37,200,000 shares of common stock to 100 Company units).

For the Predecessor 2020 Period

	Common Stock		Class F Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Par Value	Shares	Par Value
Predecessor Balance as of December 31, 2019	2,401,881	$—	1,316,467	$—	$10	(13,198)	$(8)	$(13,196)
Equity-based compensation expense	—	—	—	—	998	—	—	998
Foreign currency translation, net of tax	—	—	—	—	—	—	2	2
Net income (loss)	—	—	—	—	—	(1,334)	—	(1,334)
Predecessor Balance as of June 21, 2020	2,401,881	$—	1,316,467	$—	$1,008	(14,532)	$(6)	$(13,530)

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of U.S. dollars)

	Successor		Predecessor
	Nine Months Ended September 30, 2021	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to June 21, 2020
Cash flows from operating activities:
Net income (loss)	$(47,827)	$(7,308)	$(1,334)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	7,508	1,646	59
Amortization of debt issuance costs and discount	218	1	134
Equity-based compensation expense	22,919	—	997
Loss on disposal of property and equipment	—	227	—
Contingent earnout expense not yet settled	338	—	—
Earnout settlement in Holdings’ equity	9,288	—	—
Change in fair value of warrants	(2,938)	—	—
Deferred provision (benefit) for income taxes	(8,078)	(1,889)	—
Other	65	—	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,244)	(181)	(548)
(Increase) decrease in contract assets	(3,537)	(78)	(433)
(Increase) decrease in inventory	(234)	(126)	(30)
(Increase) decrease in prepaid insurance	(3,806)	—	—
(Increase) decrease in prepaid expenses and other assets	(126)	316	(354)
Increase (decrease) in accounts payable and accrued expenses	983	(430)	4,647
Increase (decrease) in deferred revenue	(7,584)	5,549	64
Increase (decrease) in other liabilities	338	(3,398)	(40)
Increase (decrease) in notes payable to seller	(608)	—	—
Net cash provided by (used in) by operating activities	(34,325)	(5,671)	3,162
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(38,735)	(63,983)	—
Purchases of property, plant and equipment, net	(1,840)	(353)	(250)
Purchases of intangible assets	(389)	—	—
Settlement of related party receivable	4,874	—	—
Net cash provided by (used in) investing activities	(36,090)	(64,336)	(250)
Cash flows from financing activities:
Repayments of loans	(47,465)	(580)	(102)
Payment of loan fees to third parties	(62)	—	—
Proceeds received from loans	49,017	45,353	1,463
Payments for the Merger transaction costs	(35,935)	—	—
Proceeds from the Merger	110,583	—	—
Payment of contingent earnout	(600)	—	—
Holdings’ contribution	—	42,222	—
Net cash provided by (used in) financing activities	75,538	86,995	1,361
Effect of foreign currency rate changes on cash and cash equivalents	59	4	(6)
Net increase (decrease) in cash and cash equivalents	5,182	16,992	4,267
Cash and cash equivalents at beginning of period	22,076	—	9,292
Cash and cash equivalents at end of period	$27,258	$16,992	$13,559

Cash paid (received) during the period for:
Interest	$4,613	$1,694	$70
Income taxes	—	—	41
Earnout settlement	1,602	—	—
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Holdings’ contribution for acquisition of businesses	2,110	3,616	—
Purchase of intangible assets settled by Holdings	—	300	—
Initial fair value of warrants at closing	21,727	—	—
Capital expenditures not yet paid	44	41	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note A – Description of the Business
Redwire Corporation develops and manufactures mission critical space solutions and high reliability components for the next generation space economy. With decades of flight heritage combined with the agile and innovative culture of a commercial space platform, Redwire Corporation is uniquely positioned to assist our customers in solving the complex challenges of future space missions.

AE Industrial Partners Fund II, LP (“AEI”), a private equity firm specializing in aerospace, defense, and government services, formed a series of acquisition vehicles on February 10, 2020, which included Cosmos Parent, LLC, Cosmos Intermediate, LLC, Cosmos Finance, LLC and Cosmos Acquisition, LLC, with Cosmos Parent, LLC being the top holding company. Cosmos Parent, LLC owned 100% of the equity in Cosmos Intermediate, LLC; Cosmos Intermediate, LLC owned 100% of the equity in Cosmos Finance, LLC; Cosmos Finance, LLC owned 100% of the equity in Cosmos Acquisition, LLC. Upon the formation of these acquisition vehicles, Cosmos Intermediate, LLC (“Successor”) effected a number of acquisitions through its wholly owned subsidiary, Cosmos Acquisition, LLC. Following the acquisitions, the Successor became a wholly owned subsidiary of AE Red Holdings, LLC formerly known as Redwire, LLC (“Holdings”).

Strategic acquisitions that augment our technology and product offerings are a key part of our growth strategy. The Company has completed eight acquisitions since March 2020, which collectively have provided us with a wide variety of complementary technologies and solutions to serve our target markets and customers. These acquisitions included: Adcole Space, LLC (“Adcole”), Deep Space Systems, Inc. (“DSS”), In Space Group, Inc. and its subsidiaries (collectively, “MIS” or “Predecessor”), Roccor, LLC (“Roccor”), and LoadPath, LLC (“LoadPath”) as of December 31, 2020.

During the nine months ended September 30, 2021, the following acquisitions were completed:
•January 2021 – Acquired Oakman Aerospace, Inc. (“Oakman”), which specializes in the development of modular open system architecture, rapid spacecraft design and development, and custom missions, payloads, and data distribution services.
•February 2021 – Acquired Deployable Space Systems, Inc. (“DPSS”), whose mission is to develop new and enabling deployable technologies for space applications, transition emerging technologies to industry for infusion into future Department of Defense (“DoD”), National Aeronautics and Space Administration (“NASA”), and/or commercial programs and design, analyze, build, test and deliver on-time the deployable solar arrays, deployable structures and space system products. DPSS’s product portfolio includes the award-winning and patented ROSA (Roll-Out Solar Array), Integrated Modular Blanket Assembly; Rigid-Panel and Functional Advanced Concentrator Technology solar array technologies; a multitude of elastically and articulated deployable structures and booms, open-lattice booms, telescopic booms; and a variety of mission-enabling mechanisms for space applications.

On September 2, 2021, the previously announced merger (the “Merger”) with Genesis Park Acquisition Corp. (“GPAC”) was consummated pursuant to the Agreement and Plan of Merger dated March 25, 2021 by and among GPAC, Shepard Merger Sub Corporation, a Delaware corporation and direct, wholly owned subsidiary of GPAC, Cosmos Intermediate, LLC and Holdings. Upon the closing of the Merger, GPAC was renamed to Redwire Corporation (“Redwire” or the “Company”), the SEC registrant. As a result of the Merger, the Company received aggregate gross proceeds of $110,583 thousand from the trust account of GPAC and PIPE proceeds. Proceeds from the Merger were partially used to repay the $41,555 thousand outstanding under the Silicon Valley Bank (“SVB”) Loan, including interest of $102 thousand, and Merger transaction costs and other costs paid through the funds flow of $38,747 thousand, consisting of marketing, legal and other professional fees.

The Merger was accounted for as a reverse recapitalization in which GPAC was treated as the acquired company. A reverse recapitalization does not result in a new basis of accounting, and the consolidated financial statements of the combined entity represent the continuation of the consolidated financial statements of Cosmos Intermediate, LLC in many respects. Immediately prior to the closing of the Merger, but following the consummation of the Company’s domestication to a Delaware corporation, the authorized capital stock of the Company consisted of 600,000,000 shares of capital stock, including (i) 500,000,000 shares of Redwire common stock with a par value $0.0001 per share and (ii) 100,000,000 shares of Redwire preferred stock. At the effective time of the Merger, the 100 company units of Cosmos Intermediate, LLC were cancelled and automatically deemed for all purposes to represent Holdings’ right to receive, in the aggregate, $75,000 thousand of cash, 37,200,000 shares of common stock and 2,000,000 warrants to purchase one share of common stock per warrant (with such amount of warrants corresponding to the forfeiture of certain private placement warrants acquired by Genesis Park Holdings (the “Sponsor”) and

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Jefferies LLC (“Jefferies”) in connection with GPAC’s initial public offering). The exchanged 37,200,000 shares of common stock consideration to Holdings, the GPAC common stock shares outstanding at the time of closing of 13,961,273, and the PIPE financing shares issued at closing of 8,500,000 made up the total of the 59,661,273 shares of common stock outstanding as of September 2, 2021. The 100 units of the Company prior to the Merger were retroactively restated to reflect the exchange ratio established in the Merger (computed as 37,200,000 shares of common stock to 100 Company units).

The Company includes the Predecessor, which is comprised of MIS before its acquisition date, and the Successor, including Adcole, DSS, MIS, Roccor, LoadPath, Oakman, and DPSS, after the acquisition of each, respectively.

COVID-19 Operational Posture and Impact
Since early 2020, the COVID-19 pandemic has created a climate of uncertainty which has significantly impacted global economies and the Company’s operating environment. Such impacts include, among others, supply chain disruptions, labor shortages, regulatory challenges, inflationary pressures, as well as market volatility. In addition, decreases in the availability, cost and delivery of supplies have caused shortages and delays for the procurement of raw materials, components and other supplies required to fulfill the Company’s performance obligations. The long-term impacts of COVID-19 on government budgets and other funding priorities are difficult to predict and could adversely affect the Company’s operations and financial results. There can be no assurances that actions or responsive measures taken on the part of the Company or governmental authorities will be successful in mitigating increased risks associated with COVID-19.

Note B – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are presented for the following periods:
• the three months ended September 30, 2021 (the “Successor Q3 2021 Period”), which includes the results of Adcole, DSS, MIS, Roccor, LoadPath, Oakman and DPSS from the beginning of the period.
•as of September 30, 2021 and the nine months ended September 30, 2021 (the “Successor 2021 Period”), which includes the results of Adcole, DSS, MIS, Roccor and LoadPath from the beginning of the period as well as 2021 acquisitions Oakman and DPSS from their respective acquisition dates.
•the three months ended September 30, 2020 (“the Successor Q3 2020 Period”), which includes the results of Adcole, DSS and MIS from the beginning of the period.
•as of September 30, 2020 and the period from February 10, 2020 (inception) to September 30, 2020 (the “Successor 2020 Period”), which includes the results of Adcole, DSS and MIS from their respective acquisition dates.
•the period from January 1, 2020 to June 21, 2020 (the “Predecessor 2020 Period”), which only includes the results of MIS.

MIS was identified as the Predecessor through an analysis of various factors, including the size, financial characteristics, ongoing management, and order in which the acquired entities were acquired.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statement information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of adjustments associated with acquisition accounting and normal recurring adjustments, necessary for the fair statement of such financial statements. All intercompany balances and transactions have been eliminated in consolidation.

The Company’s unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes for the period ended December 31, 2020. Interim results are not necessarily indicative of the results for a full year.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Warrants
As part of the Merger, public warrants were established as equity and private warrants were established as a liability. Classification of the public warrants as equity instruments and the private warrants as liability instruments is based on management’s analysis of the guidance in Accounting Standards Codification (“ASC”) 815 Derivatives and Hedging and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” Management determined that while the public warrants meet the definition of a derivative, they meet the equity scope exception in ASC 815-10-15-74(a) to be classified in stockholders’ equity and are not subject to remeasurement provided that the Company continues to meet the criteria for equity classification. Management considered whether the private warrants display the three characteristics of a derivative under ASC 815, and concluded that the private warrants meet the definition of a derivative. However, the private warrants fail to meet the equity scope exception in ASC 815-10-15-74(a) and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. The Company measured the private warrant liability at fair value at the closing of the Merger and then at each reporting period with changes in fair value recognized as other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss).

Equity-based Compensation
The Company’s equity-based compensation plans are classified as equity plans and compensation expense is generally recognized over the vesting period of stock awards. The Company issues stock awards in the form of incentive units, non-qualified stock options and restricted stock units. The fair value of incentive units and stock options are calculated on the grant date using the Black-Scholes Option Pricing Model (“OPM”). The fair value of the restricted stock units are calculated based on the closing market price of the Company’s common stock on the grant date.

The vesting of the incentive units is contingent on service-based, performance-based, and market conditions and, as such, the recognition of compensation expense is deferred until it is probable the performance conditions will be satisfied. Once it is probable that the performance conditions will be satisfied, unrecognized compensation expense is recognized based on the portion of the requisite service period that has been rendered. If the requisite period is complete, compensation expense is recognized regardless of market conditions being met and recognizes forfeitures as they occur.

For non-qualified stock options and restricted stock units, the Company recognizes the grant date fair value as compensation expense on a straight-line method over the vesting period (typically 3 years) and recognizes forfeitures as they occur.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates. Accounting policies subject to estimates include valuation of intangible assets and contingent consideration, revenue recognition, income taxes, and equity-based compensation.

Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes the current lease requirements in ASC 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the condensed consolidated statements of operations and comprehensive income (loss). Currently, leases are classified as either capital or operating, with any capital leases recognized on the condensed consolidated balance sheets. The reporting of lease-related expenses in the condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows will be generally consistent with the current guidance.

Effective January 1, 2022, the Company adopted the new lease standard using a modified retrospective transition method with a cumulative effect adjustment in the period of adoption. In accordance with ASC 842, the Company elected the following package of practical expedients: (i) to use hindsight analysis on expired or existing leases as of the effective date; (ii) to not apply this standard to short-term leases (i.e. with a term less than 12 months); and (iii) to not reassess the lease classification for existing or expired contracts. The Company currently estimates that the adoption of this standard will result in the recognition of right of use assets and lease liabilities ranging from approximately $8.0 million to $11.0 million. Adoption of this standard is not expected to have a material impact on the Company’s results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), an amendment of the FASB ASC. Subsequent to the issuance of ASU 2016-13, there were various updates that amended and clarified the impact of ASU 2016-13. ASU 2016-13 broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The amendments in ASU 2016-13 will require an entity to record an allowance for credit losses for certain financial instruments and financial assets, including accounts receivable, based on expected losses rather than incurred losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The use of forecasted information incorporates more timely information in the estimate of expected credit losses. The new guidance will be effective for the year beginning January 1, 2023. The Company does not expect this guidance to have a material impact on its condensed consolidated financial statements or related disclosures.

Note C – Business Combinations
Adcole Acquisition
On March 2, 2020, the Successor acquired 100% of the equity interest of Adcole in exchange for cash. The acquisition supports the Company’s growth in its offering of space structures.
The following table summarizes the fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.

March 2, 2020
Cash paid	$32,640
Purchase consideration	$32,640
Assets:
Cash	$156
Accounts receivable	840
Contract assets	1,427
Inventory	212
Prepaid expenses and other current assets	661
Property, plant and equipment	444

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

March 2, 2020
Intangible assets	9,690
Total assets	13,430

Liabilities:
Accounts payable	894
Accrued expenses	644
Deferred revenue	777
Total liabilities	2,315
Fair value of net identifiable assets acquired	11,115
Goodwill	$21,525
The following table summarizes the intangible assets acquired by class:

	March 2, 2020	Weighted average useful life in years
Trademark	$1,000	10
Technology	2,400	10
Customer relationships	6,100	20
In-process research and development	190
Total intangible assets	$9,690
The fair value of the acquired trademark and technology was estimated using the relief from royalty (“RFR”) method. The fair value of the acquired customer relationships was estimated using the excess earnings method. The fair value of the in-process research and development (“IPR&D”) was estimated using the replacement cost method.

The acquisition was accounted for as a business combination, whereby the excess of the consideration paid over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to its existing products and markets. For tax purposes, the goodwill is deductible over 15 years.

The results of operations of Adcole for the period from March 2, 2020 to September 30, 2020 have been included in the results of operations for the Successor 2020 Period; the post-acquisition revenues and net loss included in the Successor 2020 Period were $5,733 thousand and $1,145 thousand, respectively. The acquisition-related costs included in transaction expenses in the condensed consolidated statements of operations and comprehensive income (loss) for the Successor 2020 Period were $2,055 thousand.

DSS Acquisition
On June 1, 2020, the Successor acquired 100% of the equity interest of DSS in exchange for cash and 1,000,000 units of the Successor’s Holdings’ equity (“Parent Units”). The acquisition supported the Company’s growth in its offering of engineering solutions.

The following table summarizes the fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.

June 1, 2020
Cash paid	$3,940
Equity issued	1,000
Purchase consideration	$4,940
Assets:
Cash	$1,071
Accounts receivable	1,282

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Contract assets	107
Inventory	39
Prepaid expenses and other current assets	37
Property, plant and equipment	710
Intangible assets	850
Other non-current assets	26
Total assets	4,122

Liabilities:
Accounts payable	284
Deferred revenue	103
Current portion of long-term debt	353
Other current liabilities	1,178
Long-term debt	705
Deferred tax liabilities	458
Total liabilities	3,081
Fair value of net identifiable assets acquired	1,041
Goodwill	$3,899
The following table summarizes the intangible assets acquired by class:

	June 1, 2020	Weighted average useful life in years
Trademark	$150	5
Customer relationships	700	20
Total intangible assets	$850
The fair value of the acquired trademark was determined using the RFR method. The fair value of the acquired customer relationships was determined using the excess earnings method.

The acquisition was accounted for as a business combination, whereby the excess of the purchase consideration over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to its existing products and markets. For tax purposes, the goodwill is not deductible.

The results of operations of DSS for the period from June 1, 2020 to September 30, 2020 have been included in the results of operations for the Successor 2020 Period; the post-acquisition revenues and net loss included in the Successor 2020 Period were $3,134 thousand and $563 thousand, respectively. The acquisition-related costs included in transaction expenses in the condensed consolidated statements of operations and comprehensive income (loss) for the Successor 2020 Period were $434 thousand.

During the Successor 2021 Period, there was a measurement period adjustment to goodwill of $85 thousand, decreasing the balance to $3,899 thousand. Refer to Note H for further discussion.

MIS Acquisition
On June 22, 2020, the Successor acquired 100% of the equity interest of MIS in exchange for cash and 2,615,726 Parent Units. The acquisition supports the Company’s growth in its offering of space structures.

The purchase agreement with the sellers of MIS awarded such sellers with a contingent right to an earnout payment from the Company upon the achievement of certain revenue milestones over the year ended December 31, 2020. The earnout amount would be computed as $1.50 for every $1.00 of MIS Revenue (as defined in the purchase agreement), in excess of $40,000

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

thousand for the year ended December 31, 2020, and the contingent earnout would not exceed $15,000 thousand or be less than $0.

The fair value of the earnout is arrived at using the Black-Scholes option pricing model (“OPM”) using the following assumptions:

MIS Black-Scholes OPM Assumptions
Risk-free interest rate	0.05%
Revenue volatility	51.7%

Including the equity component, the total fair value of the contingent earnout payment of $11,491 thousand was settled as of September 30, 2021 for $2,203 thousand in cash and $9,288 thousand in equity of Holdings and is reflected in contingent earnout expense on the condensed consolidated statements of operations and comprehensive income (loss) for the Successor 2021 Period as the adjustment in fair value occurred subsequent to the MIS measurement period.

The following table summarizes the fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.

June 22, 2020
Cash paid	$42,177
Equity issued	2,616
Contingent consideration	600
Purchase consideration	$45,393
Assets:
Cash	$13,559
Accounts receivable	1,097
Contract assets	665
Property, plant and equipment	451
Intangible assets	35,000
Other non-current assets	676
Total assets	51,448

Liabilities:
Accounts payable	3,689
Deferred revenue	7,128
Other current liabilities	2,749
Deferred tax liabilities	7,297
Total liabilities	20,863
Fair value of net identifiable assets acquired	30,585
Goodwill	$14,808

The following table summarizes the intangible assets acquired by class:

	June 22, 2020	Weighted average useful life in years
Trademarks	$3,400	6
Technology	16,000	10
Customer relationships	15,600	20
Total intangible assets	$35,000
The fair value of the acquired trademark and technology was estimated using the RFR method. The fair value of the acquired customer relationships was estimated using the excess earnings method.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The acquisition was accounted for as a business combination, whereby the excess of the purchase consideration over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to its existing products and markets. For tax purposes, the goodwill is not deductible.

The results of operations of MIS for the period from June 22, 2020 to September 30, 2020 have been included in the results of operations for the Successor 2020 Period; the post-acquisition revenues and net income included in the Successor 2020 Period were $8,788 thousand and $440 thousand, respectively. The acquisition-related costs included in transaction expenses in the condensed consolidated statements of operations and comprehensive income (loss) for the Successor 2020 Period were $4,132 thousand.

During the Successor 2021 Period, there was a measurement period adjustment to goodwill of $512 thousand, decreasing the balance to $14,808 thousand. Refer to Note H for further discussion.

Roccor Acquisition
On October 28, 2020, the Successor acquired 100% of the equity interest of Roccor in exchange for cash and 1,564,531 Parent Units. The acquisition supports the Company’s growth in its offering of space structures.

The purchase agreement with the sellers of Roccor awarded such sellers with a contingent right to an earnout payment from the Company upon the achievement of certain revenue milestones for the year ended December 31, 2021. The earnout amount would be based on one of the following: (i) $0 if Roccor revenue for the year ended December 31, 2021 is less than $30,000 thousand, (ii) $1,000 thousand if Roccor revenue for the year ended December 31, 2021 is equal to or greater than $30,000 thousand but less than $40,000 thousand, (iii) $2,000 thousand if Roccor revenue for the year ended December 31, 2021 is equal to or greater than $40,000 thousand. The fair value of the Roccor contingent earnout was estimated using the Black-Scholes OPM; the fair value of the Roccor contingent earnout was $550 thousand as of the acquisition date.

The assumptions used in the Black-Scholes OPM were as follows:

Roccor Black-Scholes OPM Assumptions
Risk-free interest rate	0.1%
Revenue discount rate	7.0%
Revenue volatility	30.0%
Earnout payment discount rate	4.0%

During the Successor 2021 Period, the revenue based earnout described above and accrued to date of $338 thousand was recorded in contingent earnout expense on the condensed consolidated statements of operations and comprehensive income (loss).

The purchase agreement also stipulated that certain funds in the amount of $466 thousand were to be held in escrow (the “PBR Escrow”), subject to a variance (the “PBR Variance”), for the benefit of the sellers. The PBR Variance was defined as the excess revenue recorded by Roccor for the year ended December 31, 2020, based on the difference between Roccor’s forecasted revenues and Roccor’s actual revenues for the eight months ended August 31, 2020. Upon determination of the PBR Variance, an amount equal to (i) the PBR Escrow less (ii) the PBR Variance will be disbursed to the sellers of Roccor; any remaining PBR Escrow funds will be disbursed to the Company. Since the transfer of the PBR Escrow funds is contingent upon the PBR Variance, the Company’s obligation to deliver the PBR Escrow funds net of PBR Variance was determined to be a contingent consideration. The fair value of the PBR Variance was determined to be $359 thousand as of the acquisition date, therefore contingent consideration related to PBR Escrow was determined to be $107 thousand. PBR Escrow amount of $107 thousand was paid to sellers of Roccor in March 2021.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The following table summarizes the fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.

October 28, 2020
Cash paid	$14,999
Equity issued	1,565
Contingent consideration	657
Purchase consideration	$17,221
Assets:
Cash	$6,161
Accounts receivable	517
Contract assets	1,797
Property, plant and equipment	1,128
Intangible assets	13,400
Other non-current assets	361
Total assets	23,364
Liabilities:
Accounts payable	1,880
Deferred revenue	3,240
Other current liabilities	5,112
Deferred tax liabilities	1,952
Total liabilities	12,184
Fair value of net identifiable assets acquired	11,180
Goodwill	$6,041
The following table summarizes the intangible assets acquired by class:

	October 28, 2020	Weighted average useful life in years
Trademarks	$1,200	10
Technology	6,500	15
Customer relationships	5,700	20
Total intangible assets	$13,400
The fair value of the acquired trademark and technology was estimated using the RFR method. The fair value of the acquired customer relationships was estimated using the excess earnings method.

The acquisition was accounted for as a business combination, whereby the purchase consideration over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to its existing products and markets. For tax purposes, the goodwill is not deductible.

During the Successor 2021 Period, there was a measurement period adjustment to goodwill of $684 thousand, decreasing the balance to $6,041 thousand. Refer to Note H for further discussion.

LoadPath Acquisition
On December 11, 2020, the Successor acquired 100% of the equity interest of LoadPath in exchange for cash and 800,000 Parent Units. The acquisition supports the Company’s growth in its offering of engineering solutions.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The following table summarizes the fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.

December 11, 2020
Cash paid	$7,598
Equity issued	800
Purchase consideration	$8,398
Assets
Cash	$995
Accounts receivable	1,208
Contract assets	187
Prepaid expenses and other current assets	2
Property, plant and equipment	42
Intangible assets	4,230
Total assets	6,664
Liabilities
Accounts payable	334
Deferred revenue	115
Other current liabilities	1,203
Total liabilities	1,652
Fair value of net identifiable assets acquired	5,012
Goodwill	$3,386
The following table summarizes the intangible assets acquired by class:

	December 11, 2020	Weighted average useful life in years
Trademarks	$560	10
Technology	370	10
Customer relationships	3,300	15
Total intangible assets	$4,230
The fair value of the acquired trademark and technology was estimated using the RFR method. The fair value of the acquired customer relationships was estimated using the excess earnings method.

The acquisition was accounted for as a business combination, whereby the excess of purchase consideration over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to its existing products and markets. For tax purposes, the goodwill is deductible.

During the Successor 2021 Period, there was a measurement period adjustment to goodwill of $1,427 thousand, decreasing the balance to $3,386 thousand. Refer to Note H for further discussion.

Oakman Acquisition
On January 15, 2021, the Successor acquired 100% of the equity interest of Oakman for cash and 1,000,000 Parent Units. The acquisition supports the Company’s growth in its offering of engineering solutions.
The following table summarizes the fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.

January 15, 2021
Cash paid	$12,142

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

January 15, 2021
Equity issued	2,110
Purchase consideration	$14,252
Assets:
Accounts receivable	$1,279
Contract assets	121
Inventory	40
Prepaid expenses and other current assets	50
Property, plant and equipment	493
Intangible assets	7,980
Total assets	9,963
Liabilities:
Accounts payable	46
Accrued expenses	2,022
Deferred revenue	253
Other current liabilities	45
Deferred tax liabilities	2,162
Total liabilities	4,528
Fair value of net identifiable assets acquired	5,435
Goodwill	$8,817
The following table summarizes the intangible assets acquired by class:

	January 15, 2021	Weighted average useful life in years
Trademark	$80	1
Technology	4,400	15
Customer relationships	3,500	20
Total intangible assets	$7,980
The amounts above represent the current preliminary fair value estimates but the measurement period is still open and subject to further adjustments as additional information becomes available and as additional analyses and final allocations are completed.

The fair value of the acquired trademark and technology was estimated using the RFR method. The fair value of the acquired customer relationships was estimated using the excess earnings method.

During the Successor 2021 Period, there was a measurement period adjustment to goodwill of $1,951 thousand, increasing the balance to $8,817 thousand. Refer to Note H for further discussion.

The acquisition was accounted for as a business combination, whereby the excess of the consideration paid over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to its existing products and markets. For tax purposes, the goodwill is not deductible.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The results of operations of Oakman for the period from January 15, 2021 to September 30, 2021 have been included in the results of operations for the Successor Q3 2021 Period and Successor 2021 Period. The table below presents the post-acquisition revenues, net income (loss), and acquisition-related costs (included in transaction expenses) of Oakman included in the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

	Successor Period Ended
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Post-acquisition revenues	$855	$3,543

Net income (loss)	$(716)	$(1,281)

Transaction expenses	$—	$657

DPSS Acquisition
On February 17, 2021, the Successor acquired 100% of the equity interest of DPSS in exchange for cash. The acquisition supports the Company’s growth in its offering of deployable technology.
The following table summarizes the fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.

February 17, 2021
Cash paid	$27,305
Purchase consideration	$27,305
Assets:
Cash	$711
Accounts receivable	1,270
Contract assets	1,534
Inventory	3
Prepaid expenses and other current assets	53
Property, plant and equipment	734
Intangible assets	24,370
Other non-current assets	48
Total assets	$28,723

Liabilities:
Accounts payable	$1,186
Accrued expenses	1,282
Deferred revenue	3,767
Other current liabilities	63
Deferred tax liabilities	6,112
Total liabilities	$12,410
Fair value of net identifiable assets acquired	16,313
Goodwill	$10,992

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The following table summarizes the intangible assets acquired by class:

	February 17, 2021	Weighted average useful life in years
Trademark	$170	1
Technology	11,900	20
Customer relationships	12,300	20
Total intangible assets	$24,370
The amounts above represent the current preliminary fair value estimates but the measurement period is still open and subject to further adjustments as additional information becomes available and as additional analyses and final allocations are completed.

The fair value of the acquired trademark was determined using the RFR method. The fair value of the acquired customer relationships was determined using the excess earnings method.

The acquisition was accounted for as a business combination, whereby the excess of the purchase consideration over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to its existing products and markets. For tax purposes, the goodwill is not deductible.

During the Successor 2021 Period, there was a measurement period adjustment to goodwill of $88 thousand, increasing the balance to $10,992 thousand. Refer to Note H for further discussion.

The results of operations of DPSS for the period from February 17, 2021 to September 30, 2021 have been included in the results of operations for the Successor Q3 2021 Period and Successor 2021 Period. The table below presents the post-acquisition revenues, net income (loss), and acquisition-related costs (included in transaction expenses) of DPSS included in the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

	Successor Period Ended
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Post-acquisition revenues	$6,117	$17,005

Net income (loss)	$(250)	$(544)

Transaction expenses	$—	$1,566

Pro Forma Financial Data (Unaudited)
The tables below present the pro forma combined results of operations for the business combinations for the three months ended September 30, 2021 and 2020 as though the acquisitions of Adcole, DSS, MIS, Roccor, and LoadPath (the “2020 business combinations”) had been completed as of January 1, 2019, and the acquisitions of Oakman and DPSS (the “2021 business combinations”) had been completed as of January 1, 2020.
The pro forma information for the three months ended September 30, 2021 includes the Successor Q3 2021 Period. The pro forma information for the three months ended September 30, 2020 includes the Successor Q3 2020 Period and the pre-acquisition results of Roccor, LoadPath, Oakman, and DPSS for the three months ended September 30, 2020.

	Pro forma for the Three Months Ended
	September 30, 2021	September 30, 2020
Revenues	$32,680	$27,095
Net income (loss)	(24,252)	(2,095)

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The pro forma for the nine months ended September 30, 2021 includes the Successor 2021 Period and the pre-acquisition 2021 results of Oakman and DPSS for the nine months ended September 30, 2020. The pro forma for the nine months ended September 30, 2020 includes the Predecessor 2020 Period, the Successor 2020 Period, and the pre-acquisition results of Adcole, DSS, Roccor, LoadPath, Oakman, and DPSS for the nine months ended September 30, 2020.

	Pro forma for the Nine Months Ended
	September 30, 2021	September 30, 2020
Revenues	$100,834	$81,320
Net income (loss)	(47,099)	(6,425)

The amounts included in the pro forma information are based on the historical results and do not necessarily represent what would have occurred if the 2021 business combinations had taken place as of January 1, 2020 and the 2020 business combinations had taken place as of January 1, 2019, nor do they represent the results that may occur in the future. Accordingly, the pro forma financial information should not be relied upon as being indicative of the results that would have been realized had the business combination occurred as of the date indicated or that may be achieved in the future.

During the Successor 2021 Period, the Company incurred $2,419 thousand of acquisition related costs attributable to the business combinations, included in the Successor 2021 Period transaction expenses on the condensed consolidated statements of operations and comprehensive income (loss). These expenses are reflected in the pro forma earnings for the nine months ended September 30, 2020, in the table above.

Note D – Fair Value of Financial Instruments
Cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, salaries and benefits payable, accrued interest, other accrued expenses and current liabilities are reflected on the condensed consolidated balance sheets at amounts that approximate fair value because of the short-term nature of these financial assets and liabilities.
The fair value of the Company’s debt approximates its carrying value and is classified as a Level 2 fair value in the fair value hierarchy as it is based on discounted cash flows using a current borrowing rate.

The private warrants were valued using a modified Black-Scholes OPM, which is considered to be a Level 3 fair value measurement. Refer to Note P for information on the Level 3 inputs used to value the private warrants.

As of September 30, 2021, contingent consideration consists of estimated future payments related to the Successor’s acquisition of Roccor. As certain inputs are not observable in the market, contingent consideration payments are classified as Level 3 instruments and included in notes payable to seller on the Successor’s condensed consolidated balance sheets. Significant changes in the significant unobservable inputs used in the Black-Scholes OPM to determine the fair value of contingent consideration would result in a significantly lower or higher fair value measurement. The Company adjusts the previous fair value estimate of contingent consideration at each reporting period while considering changes in forecasted financial performance and overall change in risk based on the period of time elapsed. Refer to Note C for information on the Level 3 inputs used to value the contingent consideration.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Financial liabilities measured at fair value on a recurring basis are as follows:

		Successor
		December 31, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$—	$—
Contingent consideration	Notes payable to sellers	—	—	1,257	1,257

		Successor
		September 30, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$18,789	$18,789
Contingent consideration	Notes payable to sellers	—	—	888	888
The changes in the Level 3 fair values of private warrants and contingent consideration are as follows:

Level 3
Private warrants:
December 31, 2020	$—
Additions	21,727
Changes in fair value	(2,938)
Settlements	—
September 30, 2021	$18,789

Level 3
Contingent consideration:
December 31, 2020	$1,257
Additions	338
Changes in fair value	10,891
Settlements	(11,598)
September 30, 2021	$888
Note E – Accounts Receivable, net
The accounts receivable, net balance was as follows:

	Successor
	September 30, 2021	December 31, 2020
Accounts receivable, net
Billed receivables	$8,175	$5,352
Unbilled receivables	2,221	705
Total accounts receivable, net	$10,396	$6,057

Accounts receivable are recorded for amounts to which the Company is entitled and has invoiced to the customer. Unbilled receivables consist of unbilled amounts as of September 30, 2021 under time and materials (“T&M”) contracts where billing and payment is subject solely to the passage of time. There was no allowance for doubtful accounts as of September 30, 2021 and December 31, 2020.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note F – Inventory
The inventory balances of $607 thousand as of September 30, 2021 and $330 thousand as of December 31, 2020 related to raw materials.

Note G – Property, Plant and Equipment, net
The property, plant and equipment, net balances were as follows:

	Successor
	September 30, 2021	December 31, 2020
Computer equipment	$1,206	$739
Furniture and fixtures	555	442
Laboratory equipment	2,242	1,357
Software	—	359
Leasehold improvements	1,560	672
Construction in process	628	—
Less: accumulated depreciation	(1,361)	(307)
Total property, plant and equipment, net	$4,830	$3,262
The table below presents the depreciation expense related to property, plant and equipment for the following periods:

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to June 21, 2020
Depreciation expense	$272	$97	$1,081	$138	$59

The Company occasionally designs and builds its own machinery. The cost of these projects, including direct material and labor, and other indirect costs attributable to the construction, are capitalized as construction in progress. No provision for depreciation is made on construction in progress until the related assets are completed and placed in service.

Note H – Goodwill
The Company performed an annual qualitative assessment of impairment of goodwill as of October 1, 2020 for each of the three reporting units, Mission Solutions, Space Components, and Engineering Services, concluding there was no impairment. The Company also concluded that there were no indicators of goodwill impairment requiring further testing during the three and nine months ended September 30, 2021.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The changes in the carrying amount of goodwill were as follows:

Successor
September 30, 2021
Beginning balance of goodwill as of January 1, 2021	$52,711
Goodwill arising from the Oakman acquisition	6,866
Goodwill arising from the DPSS acquisition	10,904
Measurement period adjustment — DSS acquisition	(85)
Measurement period adjustment — MIS acquisition	(512)
Measurement period adjustment — Roccor acquisition	(684)
Measurement period adjustment — DPSS acquisition	88
Measurement period adjustment — LoadPath acquisition	(1,427)
Measurement period adjustment — Oakman acquisition	1,951
Change arising from impact of foreign currency	(187)
Ending balance of goodwill as of September 30, 2021	$69,625

The Company’s estimate of the amount payable to/receivable from the seller as of the acquisition date changed during the Successor 2021 Period resulting in measurement period adjustments for DSS, MIS, Roccor and DPSS. These changes primarily related to the settlement of net working capital adjustments.

During the Successor 2021 Period, LoadPath finalized its predecessor tax return which included an election for which assets and liabilities are recorded at fair value and no differences between book and tax basis exist at the acquisition date, resulting in a measurement period adjustment to the deferred tax liability recorded at acquisition. Based on the Company's continued refinement of estimates around the LoadPath percentage of completion calculation, during the Successor 2021 Period, the Company recorded a measurement period adjustment to reduce the deferred revenue balance with a corresponding reduction to the goodwill balance as of the acquisition date.

Also during the Successor 2021 Period, the Company continued to refine its estimates around the valuation of intangible assets from the acquisition of Oakman. Based on the fair value methodologies described in Note C, a measurement period adjustment was recognized to reduce the fair value of intangible assets with a corresponding increase in goodwill as of the acquisition date.

Successor
December 31, 2020
Beginning balance of goodwill as of February 10, 2020	$—
Goodwill arising from the Adcole acquisition	21,525
Goodwill arising from the DSS acquisition	3,984
Goodwill arising from the MIS acquisition	15,320
Goodwill arising from the Roccor acquisition	6,725
Goodwill arising from the LoadPath acquisition	4,813
Change arising from impact of foreign currency	344
Ending balance of goodwill as of December 31, 2020	$52,711

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note I – Intangible Assets, net
The intangible asset gross carrying amount and accumulated amortization were as follows:

	Successor
	September 30, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$47,244	$(2,967)	$44,277	19
Technology	41,571	(4,818)	36,753	14
Trademarks	6,572	(1,270)	5,302	7
Internal-use software licenses	748	(183)	565	3
Indefinite-lived intangible assets:
Cosmos Tradename	300	—	300
IPR&D	256	—	256
Total intangible assets	$96,691	$(9,238)	$87,453

	Successor
	December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$31,541	$(899)	$30,642	19
Technology	25,368	(1,508)	23,860	12
Trademarks	6,344	(393)	5,951	9
Indefinite-lived intangible assets:
Cosmos Tradename	300	—	300
IPR&D	208	—	208
Total intangible assets	$63,761	$(2,800)	$60,961

The table below presents the amortization expense related to intangible assets for the following periods:

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to June 21, 2020
Amortization expense	$2,334	$1,130	$6,427	$1,508	$—

Note J – Debt
Adams Street Capital Credit Agreement
On October 28, 2020, the Company entered into a credit agreement with Adams Street Capital (the “Adams Street Credit Agreement”). The Adams Street Credit Agreement includes a $31,000 thousand term loan commitment, $5,000 thousand revolving credit facility commitment, and $15,000 thousand delayed draw term loan, all of which mature on October 28, 2026. On January 15, 2021, the Company drew $15,000 thousand on the delayed draw term loan to finance the Oakman acquisition. On February 17, 2021, the Company amended the Adams Street Capital Credit Agreement to increase the principal amount of the Adams Street Term Loan by an additional $32,000 thousand, which was incurred to finance the DPSS acquisition. On July 30, 2021, we drew $3,000 thousand on the revolving credit facility and repaid the $3,000 thousand draw down on September 23, 2021.There were no borrowings outstanding under the revolving credit facility as of September 30, 2021.

On September 2, 2021, the Adams Street Credit Agreement was amended to provide that the consolidated total net leverage

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

ratio not exceed 6.50:1.00 on the last day of any quarter (“the Financial Covenant”), to remove the cap on the amount of unrestricted cash which may be netted for purposes of the Financial Covenant, to redefine “Consolidated EBITDA”, and to reset the call protection terms.

As of September 30, 2021 and December 31, 2020, the Company was in compliance with the covenant requirements.

Silicon Valley Bank Loan Agreement
On August 31, 2020, the Company entered into a $45,350 thousand loan agreement with Silicon Valley Bank, which was subsequently modified to increase the principal to $51,068 thousand on October 28, 2020 (the “SVB Loan”). On April 2, 2021, the Company amended the SVB Loan Agreement to extend the term from August 2021 to September 30, 2022. On September 2, 2021, the Company repaid the full outstanding principal and interest on the SVB Loan.

Paycheck Protection Program (“PPP”) Loan
On May 1, 2020, prior to its acquisition, DSS received a PPP Loan for $1,058 thousand (the “DSS PPP Loan”). Under the terms of the DSS PPP Loan, DSS could apply for forgiveness under the PPP regulations if DSS used the proceeds of the loan for its payroll costs and other expenses in accordance with the requirements of the PPP. Proceeds from the DSS PPP loan, including interest calculated at a nominal and effective interest rate of 1.00% per annum, were included in a DSS savings account as of the DSS acquisition date. Any amount of the DSS PPP Loan forgiven and proportionate interest amount will be released to the seller of DSS. The Company did not use any of the DSS PPP Loan funds assumed as part of the DSS acquisition. On June 18, 2021, $608 thousand of the DSS PPP Loan was forgiven and as a result was reclassified as a note payable to the seller of DSS. During the Successor 2021 Period, the Company repaid the $608 thousand note payable to the seller of DSS and the remaining outstanding principal and interest of $450 thousand on the DSS PPP loan.

D&O Financing Loan
On September 3, 2021, the Company entered into a $3,046 thousand loan (the “D&O Financing Loan”) with BankDirect Capital Finance to finance the Company’s directors and officers insurance premium. The D&O Financing Loan has an interest rate of 1.74% per annum and a maturity date of May 3, 2022.
The table below presents details of the Company’s debt as of the following periods including the effective interest rate as of September 30, 2021:

		Successor
	Effective interest rate	September 30, 2021	December 31, 2020
Adams Street Term Loan	7.58%	$30,768	$31,000
Adams Street Revolving Credit Facility	7.00	—	—
Adams Street Delayed Draw Term Loan	7.58	14,888	—
Adams Street Incremental Term Loan	7.47	31,840	—
SVB Loan	—	—	46,500
DSS PPP Loan	—	—	1,058
D&O Financing Loan	1.75	3,046	—
Total debt		80,542	78,558
Less: unamortized discounts and issuance costs		1,726	842
Total debt, net		78,816	77,716
Less: Short-term debt, including current portion of long-term debt		3,827	1,074
Total long-term debt, net		$74,989	$76,642

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The maturities of the Company’s long-term debt outstanding as of September 30, 2021 are as follows:

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Adams Street Term Loan	$78	$310	$310	$310	$310	$29,450	$30,768
Adams Street Delayed Draw Term Loan	38	150	150	150	150	14,250	14,888
Adams Street Incremental Term Loan	80	320	320	320	320	30,480	31,840
D&O Financing Loan	1,142	1,904	—	—	—	—	3,046
Total long-term debt maturities	$1,338	$2,684	$780	$780	$780	$74,180	$80,542
The table below presents the interest expense on debt, including the amortization of discounts and issuance costs for the following periods:

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to June 21, 2020
Interest expense on debt	$1,740	$83	$4,933	$83	$83
Liquidity Risks and Uncertainties
The Company’s primary sources of liquidity are cash flows provided by operations, access to existing credit facilities and proceeds from the Merger. Prior to becoming a public company, in the Successor 2020 period, AEI provided an additional source of liquidity to facilitate the purchase of Adcole, DSS and MIS.

Liquidity risk refers to the risk that the Company will be unable to finance its operations due to a loss of access to existing sources of liquidity and the Company’s ability to meet its financial obligations as they become due.

Since its inception, the Company has incurred net losses and negative operating cash flows, in addition to other cash uses associated with capital expenditures, costs associated with the Company’s acquisitions, and costs associated with the Merger, among other uses. While some of these cash outflows have been non-recurring in nature, the Company has continued to experience net cash outflows from operating activities. While the Company believes its continued growth and cash flow management will result in improvements in cash flow usage from operating activities going forward, there can be no assurance these improvements will be achieved.

As of September 30, 2021, total available liquidity was $32,258 thousand, comprised of $27,258 thousand in cash and cash equivalents and $5,000 thousand in available borrowings from our existing credit facilities. The Company believes that existing sources of liquidity will be sufficient to meet its working capital needs and comply with its debt covenants for at least the next twelve months from the date on which the condensed consolidated financial statements were issued. As part of the Company’s debt management strategy, management continuously evaluates opportunities to further strengthen the Company’s financial position including the issuance of additional equity or debt securities, refinance or otherwise restructure the existing credit facilities, or enter into new financing arrangements. In addition, the Company has identified a plan to execute certain cost reduction actions including, among others, integration-related workforce rationalizations, real estate synergies, business unit optimization initiatives, and cost savings associated with certain Corporate level employment costs. There can be no assurances that any of these actions will be sufficient to allow the Company to service its debt obligations, meet its debt covenants, or that such actions will not result in an adverse impact on our business.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note K – Leases
The Company is obligated under certain operating leases for its facilities and office equipment. Certain facility leases contain predetermined fixed escalation of minimum rents at rates ranging from 1.50% to 4.17% per annum and renewal options that could extend certain leases up to an additional five years; the office equipment lease contains a renewal option that could extend the lease to consecutive 60-day terms and a purchase option.
As of September 30, 2021, the future annual minimum lease payments for operating leases are as follows:

Fiscal Year	Total
Remainder of 2021	$645
2022	2,924
2023	3,201
2024	3,232
2025	2,579
Thereafter	5,075
Total future annual minimum lease payments	$17,656
The Company records rent expense on a straight-line basis over the life of the lease.
The table below presents the rent expense under all leases for the following periods:

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to June 21, 2020
Rent expense on leases	$867	$400	$2,452	$518	$228

Note L – Income Taxes
The table below presents the Company’s effective income tax rate on pre-tax income from continuing operations for the following periods:

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to June 21, 2020
Effective tax rate	18.7%	20.7%	14.3%	20.5%	22.4%
The effective tax rate for the Successor 2021 Period differs from the U.S. federal income tax rate of 21.0% primarily due to nondeductible compensation costs on the Class P Unit Incentive plan, contingent earnout payments from the MIS acquisition, and state income tax expense. The effective tax rate for the Successor Q3 2020 Period differs from the U.S. federal income tax rate of 21.0% primarily due to acquisition costs and state income tax expense. The effective tax rate for the Predecessor 2020 Period differs from the U.S. federal income tax rate of 21.0% primarily due to the full valuation allowance of the net deferred tax asset offset by the income tax benefit of the carry back of net operating losses under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The Company assesses the deferred tax assets for recoverability on a quarterly basis. In assessing the realizability of deferred income tax assets, the Company considers whether it is more-likely-than-not that some or all of the deferred income tax assets will not be realized. The ultimate realization of the deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (“NOL”) carryforwards are available. For the periods ended September 30, 2021 and September 30, 2020 the Company has concluded that substantially all of the deferred tax assets are more-likely-than-not realizable. For the period ended June 21, 2020, the Predecessor maintained a full valuation allowance to reduce the net deferred tax asset to nil. The change in the valuation allowance is primarily a result of the recording of deferred tax liabilities for fixed and intangible assets in connection with the 2020 business combinations.

Note M – Employee Benefit Plans
401(k) Plans
The Company maintains five qualified 401(k) plans for its U.S. employees: the Redwire 401(k) plan, the Roccor 401(k) plan, the LoadPath 401(k) plan, the Oakman 401(k) plan, and the DPSS 401(k) plan. During the Successor 2021 Period, the Company matched employee contributions 50% up to 6% for the Redwire 401(k) plan and matched employee contributions 100% up to 4% for the Roccor 401(k) plan, 100% up to 6% for the LoadPath 401(k) plan, 100% up to 3% and then 50% of the next 2% for the Oakman 401(k), and 100% up to 3% and then 50% of the next 2% for the DPSS 401(k) plan. During the Successor 2020 Period, the Company matched employee contributions up to 50% up to 6% for the Redwire 401(k) plan. The Predecessor maintained a qualified 401(k) plan (the “Predecessor 401(k) Plan”) for its U.S. employees.

The table below presents the expense for matching contributions for the following periods:

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to June 21, 2020
Expense for matching contributions	$594	$68	$1,598	$68	$—

Note N – Commitments and Contingencies
Contingencies in the Normal Course of Business
Under certain contracts with the U.S. government and certain governmental entities, contract costs, including indirect costs, are subject to audit by and adjustment through negotiation with governmental representatives. Revenue is recorded in amounts expected to be realized on final settlement of any such audits.
Legal Proceedings
The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s condensed consolidated financial statements.
Business Combinations
The Company has acquired and plans to continue to acquire businesses with prior operating histories. These acquisitions may have unknown or contingent liabilities, which the Company may become responsible for and could have a material impact on the Company’s future operating results and cash flows. In addition, the Company may incur acquisition costs, regardless of whether or not the acquisition is ultimately completed, which may be material to future periods.

Note O – Shareholders’ Equity
The Successor’s 100 issued and outstanding Successor units (“Units”) as of December 31, 2020 were cancelled and exchanged for 37,200,000 shares of common stock as part of the closing of the Merger. Refer to the condensed consolidated statement of changes in shareholders’ equity for further details.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Common Stock
The table below presents the details of the Company’s authorized common stock as of the following period:

September 30, 2021
Common stock:
Authorized shares of common stock	500,000,000
Common stock par value per share	$0.0001
Common stock outstanding at the period end	59,661,273

Dividend Rights
Subject to applicable law and the rights, if any, of the holders of any outstanding series of the Company’s preferred stock or any class or series of stock having a preference over or the right to participate with the Company’s common stock with respect to the payment of dividends, dividends may be declared and paid ratably on the Company’s common stock out of the assets of the Corporation that are legally available for this purpose at such times and in such amounts as the Company’s Board in its discretion shall determine.

Voting Rights
Each outstanding share of the Company’s common stock is entitled to one vote on all matters submitted to a vote of shareholders. Holders of shares of common stock do not have cumulative voting rights.

Conversion or Redemption Rights
The Company’s common stock is neither convertible nor redeemable.

Liquidation Rights
Upon the Company’s liquidation, the holders of the Company’s common stock are entitled to receive prorata the Company’s assets that are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of the Company’s preferred stock then outstanding.

Preferred Stock
The table below presents the details of the Company’s authorized preferred stock as of the following period:

September 30, 2021
Preferred Stock:
Authorized shares of preferred stock	100,000,000
Preferred stock par value per share	$0.0001
Preferred stock outstanding at the period end	—
The Company’s Board may, without further action by the Company’s shareholders, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the designations, powers, preferences, privileges and relative participating, optional or special rights as well as the qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which maybe greater than the rights of the Company’s common stock. Satisfaction of any dividend preferences of outstanding shares of the Company’s preferred stock would reduce the amount of funds available for the payment of dividends on shares of the Company’s common stock. Upon the affirmative vote of a majority of the total number of directors then in office, the Company’s Board may issue shares of the Company’s preferred stock with voting and conversion rights which could adversely affect the holders of shares of the Company’s common stock.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note P - Warrants
Public Warrants
Each public warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of common stock. This means only a whole warrant may be exercised at a given time by a warrant holder. The warrants will expire on September 2, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company may call the public warrants for redemption as follows: (1) in whole and not in part; (2) at a price of $0.01 per warrant; (3) upon a minimum of 30 days prior written notice of redemption; and (4) only if the last reported closing price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the 3rd trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the public warrants for redemption, management will have the option to require all holders that wish to exercise the Company public warrants to do so on a “cashless basis.”

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including a consolidation, combination, reverse stock split or reclassification of shares of the Company’s common stock or other similar event. In no event will the Company be required to net cash settle the warrant shares.

As of September 30, 2021, there were 8,188,811 public warrants issued and outstanding.

Private Warrants
The terms and provisions of the public warrants above also apply to the private warrants. If the private warrants are held by holders other than Sponsor, Jefferies, Holdings or their respective permitted transferees, the private warrants will be redeemable by the Company and exercisable by the holders on the same basis as the public warrants. The Sponsor, Jefferies, Holdings and their respective permitted transferees have the option to exercise the private placement warrants on a cashless basis.

The private warrants were valued at $2.81 and $2.43 per warrant as of September 2, 2021 and September 30, 2021, respectively, under the Black-Scholes OPM using the following assumptions:

	September 2, 2021	September 30, 2021
Exercise price	$11.50	$11.50
Common stock price	$10.50	$9.63
Expected option term (years)	5	4.92
Expected volatility	32.80%	34.40%
Risk-free rate of return	0.78%	0.96%
Expected annual dividend yield	—%	—%

The fair value of the private warrants decreased $2,938 thousand between the initial valuation as of the date the warrants were assumed on September 2, 2021 and September 30, 2021. The fair value decrease is reflected in other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss) for the Successor 2021 Period.

As of September 30, 2021, there were 7,732,168 private warrants issued and outstanding.

Note Q – Equity-Based Compensation
Class P Unit Incentive Plan
Holdings, the Company’s former parent adopted a written compensatory benefit plan (the “Class P Unit Incentive Plan”) to provide incentives to existing or new employees, officers, managers, directors, or other service providers of the Company or its subsidiaries in the form of the Holdings’ Class P Units (“Incentive Units”). Incentive Units have a participation threshold of $1.00 and are divided into three tranches (“Tranche I,” “Tranche II,” and “Tranche III”): Tranche I, Tranche II, and Tranche III Incentive Units were subject to performance-based, service-based, and market-based conditions.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

On March 24, 2021 (“modification date”), Holdings, the Company’s former parent amended the Class P Unit Incentive Plan so that the Tranche I and the Tranche III Incentive Units became fully vested, upon the closing of the Merger. Holdings also amended the Class P Unit Incentive Plan so that the Tranche II Incentive Units would vest on any liquidation event, as defined in the Class P Unit Incentive Plan, rather than only upon consummation of the sale of Holdings, subject to the market-based condition stipulated in the Class P Unit Incentive Plan prior to its amendment.

As a result of the Merger, Tranches I and III Incentive Units vested on September 2, 2021 (“vesting date”) and the performance vesting condition was met for the Tranche II Incentive Units. The fair value determined at the date of the amendment of the Class P Unit Incentive Plan was immediately recognized as compensation expense on the vesting date for Tranches I and III. Compensation expense for the Tranche II Incentive Units is being recognized over the derived service period of twelve months from the modification date, which resulted in approximately fifty percent of the compensation expense for Tranche II being recognized during the three and nine months ended September 30, 2021. The remaining compensation expense for the Tranche II Incentive Units will be recognized over the remaining service period of approximately six months. The total fair value recognized by the Company for Tranches I, II and III Incentive Units was $22,543 thousand. The Company recorded $21,089 thousand of this compensation expense in selling, general and administrative expense and $1,454 thousand in cost of sales during both the three and nine months ended September 30, 2021.

As of September 30, 2021, there was approximately $4,704 thousand of unrecognized compensation costs related to Tranche II Incentive Units.

2021 Omnibus Incentive Plan
On September 2, 2021, the Company adopted the Redwire Corporation 2021 Omnibus Incentive Plan (the “Plan”). The purpose of the Plan is to promote the long-term success of the Company and the creation of stockholder value by providing eligible employees, prospective employees, consultants, and non-employee directors of the Company (the “Grantees”) the opportunity to receive equity- and cash-based incentive awards.

Stock Options
On September 2, 2021, pursuant to the Redwire Corporation 2021 Omnibus Incentive Plan (the “Plan”), the Company’s board of directors granted certain Grantees, options to purchase shares of the Company’s common stock with an exercise price of $10.03 and contractual term of 10 years. The options vest over a three year term as follows: 33.3% on the first anniversary of the grant date, 33.3% on the second anniversary of the grant date, and 33.4% on the third anniversary of the grant date. Vesting is contingent upon continued employment or service to the Company; both the vested and unvested portion of a Grantee’s option will be immediately forfeited and cancelled if the Grantee ceases employment or service to the Company.

As of September 30, 2021, the Company granted 1,548,850 options valued at $3.32 each. The fair value of the options were estimated on the date of grant under the Black-Scholes OPM using the following assumptions:

Expected option term (years)	6
Expected volatility	32.80%
Risk-free rate of return	0.93%
Expected annual dividend yield	—%
The Company recognizes equity-based compensation expense for the options equal to the fair value of the awards on a straight-line basis over the service based vesting period. The Company recorded $167 thousand of equity-based compensation expense for the options in selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss) during both the three and nine months ended September 30, 2021.

Restricted Stock Units
On September 2, 2021 (“the grant date”), the Company’s board of directors authorized and approved the grant of restricted stock units (“RSUs”) under the Plan to certain Grantees. RSUs either follow the same vesting terms and conditions as the options set forth above or vest over one year. As of September 30, 2021, the Company granted 823,700 RSUs valued at $10.50 per share based on the closing stock price on the grant date. The Company recognizes equity-based compensation expense for the RSUs equal to the fair value of the awards on a straight-line basis over the service based vesting period. The Company

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

recorded $209 thousand of equity-based compensation expense for the RSUs in selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss) during both the three and nine months ended September 30, 2021.

Note R – Net Income (Loss) per Share
Prior to the Merger, the membership structure of Cosmos included units which had profit interests. As a result of the Merger, which was accounted for as a reverse recapitalization, the Company has retroactively adjusted the weighted average shares outstanding prior to the Merger to give effect to the exchange ratio used to determine the number of shares of common stock into which they were converted and is reflected in the denominator of basic and diluted net income (loss) per share in the table below.

The numerators and denominators of the basic and diluted net income (loss) per share were computed for the periods presented as follows:

	Successor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 10, 2020 to September 30, 2020
Numerator:
Net income (loss)	$(24,252)	$(2,336)	$(47,827)	$(7,308)
Denominator:
Weighted average shares outstanding – basic and diluted	44,036,040	37,200,000	39,503,720	37,200,000
Basic and diluted net income (loss) per share	$(0.55)	$(0.06)	$(1.21)	$(0.20)
Because the Company had a net loss for all periods presented, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

Note S – Revenue
Based on the specific analysis of its contracts, the Company has determined that its contracts are subject to revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s revenues are derived from the design and sales of components for spacecraft and satellites and the performance of engineering, modeling and simulation services related to spacecraft design and mission execution. Each promised good or service within a contract is accounted for separately under the guidance of ASC 606, if they are distinct. Promised goods or services not meeting the criteria for being a distinct performance obligation are bundled into a single performance obligation with other goods or services that together meet the criteria for being distinct. The appropriate allocation of the transaction price and recognition of revenue is then applied for the bundled performance obligation. The Company has concluded that its service contracts generally contain a single performance obligation given the interrelated nature of the activities within the contract to which the transaction price is assigned and for which revenue is recognized over time.
The Company engages in long-term contracts for production and service activities and recognizes revenue for performance obligations over time. These long-term contracts involve the design, development, manufacture, or modification of components for spacecraft and satellites. Revenue is recognized over time (versus point in time recognition), as the Company’s performance creates an asset with no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date, and the customer receives the benefit as the Company builds the asset. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. These contracts include both fixed-price and cost reimbursable contracts. The Company’s cost reimbursable contracts typically include cost-plus fixed fee and time and material (“T&M”) contracts.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents revenues by customer grouping for the following periods:

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to June 21, 2020
Civil space	$18,166	$7,926	$49,032	$9,469	$15,844
National security	6,896	1,405	22,649	3,028	684
Commercial and other	7,618	3,154	24,845	5,159	123
Total revenues	$32,680	$12,485	$96,526	$17,656	$16,651

Contract Balances
Contract balances result from the timing of revenue recognized, billings and cash collections, and the generation of contract assets and liabilities.

Contract assets represent revenue recognized in excess of amounts invoiced to the customer and the right to payment is not subject to the passage of time. Contract liabilities are presented as deferred revenue on the Company’s condensed consolidated balance sheets and consist of deferred product revenue, billings in excess of revenues, deferred service revenue, and customer advances. Deferred product revenue represents amounts that have been invoiced to customers but are not yet recognizable as revenue because the Company has not satisfied its performance obligations under the contract. Billings in excess of revenues represents milestone billing contracts where the billings of the contract exceed recognized revenues.

The table below presents the contract assets and contract liabilities included on the condensed consolidated balance sheets for the following periods:

	Successor
	September 30, 2021	December 31, 2020
Contract assets	$9,364	$4,172

Contract liabilities	$11,737	$15,665

The increase in contract assets was primarily driven by growth in revenue recognized and timing of billable milestones occurring during the Successor 2021 Period, and also by the acquisitions of Oakman and DPSS compared to December 31, 2020 before they were acquired.

The decrease in contract liabilities was related to timing of billable milestones occurring during the Successor 2021 Period, partially offset by an increase related to the acquisitions of Oakman and DPSS during the Successor 2021 Period, compared to December 31, 2020 before they were acquired. Revenue recognized in the Successor 2021 Period that was included in the contract liability balance as of December 31, 2020 was $14,952 thousand.

The Company evaluates the contract value and cost estimates at completion (“EAC”) for performance obligations at least quarterly and more frequently when circumstances significantly change. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimate of total revenue and cost at completion is complex, subject to many variables and requires significant judgment by management on a contract by contract basis. As part of this process, management reviews information including, but not limited to, labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, volume assumptions, inflationary trends, and schedule and performance delays. Management’s judgment related to these considerations has become increasingly more significant given the current economic environment primarily caused by the COVID-19 pandemic.

When the Company’s estimate of total costs to be incurred to satisfy a performance obligation exceeds the expected revenue, the Company recognizes the loss immediately. When the Company determines that a change in estimate has an impact on the associated profit of a performance obligation, the Company records the cumulative positive or negative adjustment to the

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

statement of operations and comprehensive income (loss). Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results.

The following table summarizes the impact of the net EAC adjustments for the periods presented:

	Successor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 10, 2020 to September 30, 2020
Net EAC adjustments, before income taxes	$(278)	$232	$(1,418)	$486
Net EAC adjustments, net of income taxes	(226)	184	(1,215)	386
Net EAC adjustments, net of income taxes, per diluted share	(0.01)	—	(0.03)	0.01

Remaining Performance Obligations
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes those contracts accounted for under the “right to invoice” practical expedient. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $106,773 thousand. The Company expects to recognize approximately 73% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Geographic Information and Significant Customers
The Company has customers located in the United States, Luxembourg, Germany, Japan, South Korea, Poland, and Taiwan.
The table below presents revenues based on the geographic location of the Company’s customers for the following periods:

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to June 21, 2020
U.S.	$31,367	$11,747	$93,205	$16,750	$15,856
Luxembourg	1,156	509	3,071	560	795
South Korea	68	52	144	84	—
Poland	51	73	51	148	—
Germany	38	—	55	—	—
Japan	—	52	—	62	—
Taiwan	—	52	—	52	—
Total revenues	$32,680	$12,485	$96,526	$17,656	$16,651
The majority of the Company’s revenues are derived from government contracts. Customers comprising 10% or more of revenues were as follows for the periods presented:

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to June 21, 2020
Boeing(1)	$4,446	$—	$13,484	$—	$—
Lockheed Martin(1)	—	—	—	2,310	—
NASA	10,589	7,379	29,604	8,661	15,020
Total	$15,035	$7,379	$43,088	$10,971	$15,020

(1) While revenue was generated in each of the periods presented, amounts are only disclosed for the periods in which revenue represented 10% or more of total revenue.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note T – Related Parties
The table below presents details of the Company’s related party transactions with AEI included on the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

	Successor
	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 10, 2020 to September 30, 2020
Management fees paid to AEI	$153	$150	$477	$350
Transaction fees paid to AEI	119	—	1,019	1,660
Total fees paid to AEI	$272	$150	$1,496	$2,010

All related party fees associated with AEI were incurred prior to the close of the Merger. Additionally, the Company made a $4,874 thousand payment to AEI in October 2020, which was reflected as an intercompany receivable due from AEI on the condensed consolidated balance sheets as of December 31, 2020. This amount was repaid in February 2021.

Note U – Subsequent Events
On November 1, 2021, the Company acquired 100% of the equity interests of Techshot, Inc. (“Techshot”) in exchange for cash and equity of the Company. Techshot is a biotechnology leader in microgravity, bioprinting, and on-orbit manufacturing needed for commercial space-based research and development. Techshot has developed the first American system capable of manufacturing human tissue in microgravity; a platform containing a set of centrifuges for in-space biological and physical-science research; an experiment processor for biological research and small scale manufacturing in space; and an in-orbit X-ray machine for researching new treatments for osteoporosis and muscle wasting diseases. The estimated fair values of the tangible and intangible assets acquired as well as liabilities assumed as of the acquisition date were $20,763 thousand and $6,563 thousand, respectively, for total purchase consideration of $40,721 thousand.

On November 5, 2021, the Company was notified of potential accounting issues with a business unit by an employee in connection with his resignation. Management promptly informed the independent Audit Committee and its independent registered public accounting firm. The timing of the investigation prevented the timely filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. The Audit Committee promptly engaged independent, external legal and accounting firms to complete an independent investigation. After completing its investigation, the Audit Committee concluded that the potential issues raised by the former employee did not require a restatement or adjustment of the Company’s previously issued consolidated financial statements relating to any prior periods. However, the results of the investigation confirmed the existence of previously identified internal control deficiencies as well as identified certain additional internal control deficiencies. The Company self-reported this matter to the Securities and Exchange Commission (“SEC”) on November 8, 2021 and intends to continue to cooperate with any requests from the SEC.

Additionally, on December 17, 2021, the Company, our CEO, Peter Cannito, and our CFO, William Read, were named as defendants in a putative class action complaint filed in the United States District Court for the Middle District of Florida. In the complaint, the plaintiff alleges that the Company and certain of its directors and officers made misleading statements and/or failed to disclose material facts about the Company’s business, operations, and prospects, allegedly in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Securities Exchange Act of 1934. As relief, the plaintiffs are seeking, among other things, compensatory damages. The defendants believe the allegations are without merit and intend to defend the suit vigorously. However, given the early stage of the proceedings, a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

In December 2021, the Company entered into a Consent to Credit Agreement whereby Adams Street Capital agreed to an extension of the delivery of periodic financial statements required under the Adams Street Credit Agreement. The Company continues to monitor compliance with its debt covenant requirements in connection with these events.

On March 25, 2022, Redwire Holdings, LLC, a wholly-owned subsidiary of the Company (the “Lead Borrower”), and certain other subsidiaries of the Company party thereto, entered into a Third Amendment (the “Amendment”) to the Adams Street Capital Credit Agreement to, among other things, increase commitments under the revolving credit facility from $5,000 thousand to $25,000 thousand.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The Amendment also modified certain negative covenants and increased the per annum interest rate (i) with respect to revolving loans in an aggregate principal amount of $5,000 thousand or less, to 6.00% for Eurocurrency rate loans and 5.00% for Base Rate Loans, and (ii) with respect to revolving loans in an aggregate principal amount in excess of $5,000 thousand, to 7.50% for Eurocurrency rate loans and 6.50% for Base Rate Loans.

The Adams Street Capital Credit Agreement, as amended, contains certain customary representations and warranties, affirmative and other covenants and events of default, including among other things, payment defaults, breach of representations and warranties, and covenant defaults.

In connection with the entry into the Amendment, AEI and certain of its affiliates (the “AEI Guarantors”), provided a limited guarantee for the payment of outstanding revolving loans in excess of $10,000 thousand, with a $15,000 thousand cap in the aggregate. In the event that the AEI Guarantors are required to make payments to the lenders under the Adams Street Capital Credit Agreement pursuant to the terms of the limited guarantee, each AEI Guarantor would be subrogated to the rights of the lenders. In connection with the limited guarantee, the Lead Borrower agreed to pay to the AEI Guarantors, a fee equal to 2% of any amount actually paid by such guarantors under the limited guarantee. The fee is waivable by the AEI Guarantors in their discretion.

The Company has evaluated subsequent events after the condensed consolidated balance sheet as of September 30, 2021 through the condensed consolidated financial statements issuance date and there were no additional subsequent events that required disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited annual consolidated financial statements and the accompanying notes for the period ended December 31, 2020. Certain information contained in this discussion and analysis includes forward looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward looking statements as a result of many factors. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, please refer to the “Risk Factors” and the "Cautionary Note Regarding Forward-Looking statements” sections in the proxy statement/prospectus filed with the SEC on August 11, 2021 and the “Information Relating to Forward Looking Statements” section of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references in this section to the “Company,” “Redwire,” “we,” “us” or “our” refer to Redwire Corporation and its consolidated subsidiaries.

The following discussion and analysis of financial condition and results of operations is provided to supplement the condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. We intend for this discussion to provide you with information that will assist you in understanding our financial statements and the accompanying notes, the changes in those financial statements and the accompanying notes from period to period, and the primary factors that accounted for those changes. The discussion and analysis of financial condition and results of operations is organized as follows:

●    Business Overview: This section provides a general description of our business, our priorities and the trends affecting our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

●    Recent Developments: This section provides recent developments that we believe are necessary to understand our financial condition and results of operations.

●    Results of Operations: As further explained below, this section provides a discussion of our results of operations for the three and nine months ended September 30, 2021 and the periods from February 10, 2020 (inception) to September 30, 2020 and from January 1, 2020 to June 21, 2020.

●    Liquidity and Capital Resources: This section provides an analysis of our ability to generate cash and to meet existing or reasonably likely future cash requirements.

●    Critical Accounting Estimates: This section discusses the accounting estimates that we consider important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application. In addition, our significant accounting policies, including critical accounting policies, are summarized in Note B of the accompanying notes to the condensed consolidated financial statements.
Business Overview
We are a leader in mission critical space solutions and high reliability components for the next generation space economy, with valuable intellectual property for solar power generation and in-space 3D printing and manufacturing. With decades of flight heritage combined with the agile and innovative culture of a commercial space platform, we are uniquely positioned to assist our customers in solving the complex challenges of future space missions.

We manufacture and deliver space infrastructure to our customers. We offer a broad array of products and services, many of which have been enabling space missions since the 1960s and have been flight-proven on over 150 satellite missions, including missions such as the GPS constellation, New Horizons and Perseverance. We are also a provider of innovative technologies with the potential to help transform the economics of space and create new markets for its exploration and commercialization. One example of this is our patented suite of in-space manufacturing and robotic assembly technologies (referred to herein as on-orbit servicing, assembly, and manufacturing, or “OSAM”). Other examples of our proprietary technologies include deployable structures, human-rated camera systems and digital engineering.

We have grown organically while also continuing to integrate several acquisitions from a fragmented landscape of space-focused technology companies with innovative capabilities and deep flight heritage. Many of our technologies are flight-proven and have been adopted by a broad range of customers across national security, civil and commercial space. Combining heritage and innovation has enabled us to accelerate the delivery of disruptive technologies.

We believe the space economy is at an inflection point. The reduction of launch costs over the last decade has eliminated the single largest economic barrier to entry for the expanded utilization of space, and the increasing cadence of launches provides more flexible, reliable access. This lower cost access has resulted in both the expansion and modernization of traditional national security and civil uses of space and has enticed new commercial entrants to invest substantial capital to develop new space-based business models. Our goal is to provide a full suite of infrastructure solutions, including mission-critical components, services and systems that will contribute to a dramatic expansion of the space-based economy. We believe that our products and services are essential to the growth of space as a strategic military and commercial domain, as well as a frontier for science and exploration.
Recent Developments
Executive Summary
In the third quarter of 2021, we drove strong order volume and won significant new business mandates, demonstrating the strength and breadth of our suite of breakout space infrastructure solutions, including critical avionics, navigation systems, advanced payloads, digital engineering, and deployable systems. However, uncertainty around the timing of U.S. government funding, and program execution delays related to COVID-19, impacted our customers and programs. In planning 2021, we anticipated making several significant contributions to the development of the Artemis Human Landing System (HLS). However, the single award to SpaceX of the first HLS lander, protest by Blue Origin and Dynetics, and the subsequent voluntary stay of work by NASA have significantly delayed any work that would have been available to Redwire on that program. This delay and subsequent reaffirmation of the single award to SpaceX, together with increasing costs associated with transitioning to operating as a publicly listed company, impacted our second half performance.

Business Highlights
•Installed the first of three pairs of patented Roll Out Solar Arrays (“ROSA”) on the International Space Station (“ISS”), which we expect will increase aggregate power on the ISS by more than 30%. Deployment of ROSA and rigid panel solar array technology, with more than 200 kilowatts power, will be utilized for the Double Asteroid Redirection Test (“DART”) NASA planetary defense mission, the Lunar Gateway, and future commercial and Department of Defense satellite projects.

•Partnered with leading space companies on the new Orbital Reef project, a proposed dynamic commercial ecosystem in low Earth orbit (“LEO”). This next-generation space station could leverage Redwire’s capabilities including our ROSA technology, digital engineering, and microgravity manufacturing expertise.

•Completed a successful merger with Genesis Park Acquisition Corp. and began trading on the New York Stock Exchange (“NYSE”) on September 3, 2021.

•Demonstrated the feasibility of manufacturing space-enhanced products such as KDP crystals and ceramics via payloads designed and built by Redwire. These technical milestones further demonstrate the potential for developing terrestrial markets for goods manufactured in space.

•Completed a large-scale 3D printing test for the approximately $73.8 million Archinaut One satellite mission, also known as OSAM-2. Archinaut One was established to demonstrate first of its kind in-space 3D printing and robotic assembly of satellites, revolutionizing the approximately $23 billion satellite manufacturing market (according to Research and Markets), by enabling significant capability expansion and launch cost reduction compared to traditional satellites.

•Under contract with NASA, completed preliminary design work on Optimast SCI, a novel in-space manufactured telescope using Archinaut technology, which can spot more asteroids at greater resolutions than the Hubble Telescope.

•Delivered the first two of five contracted navigational and inspection cameras for the Orion Spacecraft production line on NASA’s Artemis program, which is expected to carry the first woman, next man, and other explorers to sustainably explore the Moon’s surface.

•Awarded Firefly Blue Ghost Lunar Lander contract to provide avionics and critical Terrain Relative Navigation systems for NASA’s Artemis program to explore the Moon’s surface.

•Designed and built deployable Link 16 antennas for Tranche 0 of the Space Development Agency’s proliferated LEO satellite constellation, which is expected to deploy over 1,000 satellites over the next decade, ensuring constant world-wide global coverage.

•Selected to provide Virgin Orbit state-of-the-art digital engineering solutions that will support multi-mission planning through systematic analysis and advanced modeling and dynamic mission simulation.

Acquisition Activity
On March 2, 2020, the Company acquired the business unit of Adcole Corporation, Adcole Maryland Aerospace, LLC, which was subsequently renamed Adcole Space, LLC (“Adcole”). Adcole Maryland Aerospace, LLC was established in 2017 after a merger between a division of Adcole Corporation (founded in 1957) and Maryland Aerospace Incorporated and has been at the forefront of space exploration since its early history, providing satellite components that are integral to the mission success of hundreds of LEO, geosynchronous and interplanetary spacecraft. The Company’s core capabilities include the design and manufacture of mission-critical, high reliability optical sensors for satellites providing guidance, navigation, situational awareness and control capabilities. Key products include sun sensors, star trackers and star cameras.

On June 1, 2020, the Company acquired Deep Space Systems, Inc. (“DSS”), which was established in 2001. DSS provides systems engineering that supports the design, development, integration, testing and operations of science and exploration spacecraft. DSS provides critical systems engineering support to next generation space exploration programs such as Dream Chaser and Orion. The Company is a prime contractor on NASA’s Commercial Lunar Payload Services (CLPS) contract.

On June 22, 2020, the Company acquired In Space Group, Inc. and its subsidiaries (collectively, “MIS” or “Predecessor”). MIS was established in 2010 and is the industry leader for space manufacturing technologies, delivering next-generation capabilities in orbit to support exploration objectives and national security priorities. As the first commercial company to additively manufacture in space, MIS’s vision is to sustainably develop off-Earth manufacturing capabilities to enable the future of space exploration. With a focus on industrializing the space environment, MIS specializes in on-orbit manufacturing, space-enabled materials development, and exploration manufacturing technology. On August 31, 2020, the Company entered into the Original Silicon Valley Bank (“SVB”) Loan Agreement for $45.4 million, proceeds of which were primarily used to repay AE for financing the MIS acquisition.

On October 28, 2020, the Company acquired Roccor, LLC (“Roccor”), which was established in 2012. Roccor specializes in deployable structure systems, thermal management systems, and advanced manufacturing in the aerospace industry. Roccor develops a variety of products including solar arrays, antennas and thermal management solutions. Roccor was selected by NASA to develop a first-of-its-kind deployable structure for a nearly 18,000 square foot solar sail that will allow solar scientists to view the sun from different perspectives and stay in orbit longer than ever before. On October 28, 2020, the Company entered into the Adams Street Credit Agreement for a $31.0 million term loan to finance the Roccor acquisition.

On December 11, 2020, the Company acquired LoadPath, LLC (“LoadPath”), which was established in 2009. LoadPath specializes in the development and delivery of aerospace structures, mechanisms, and thermal control solutions, and performs design, analysis, testing and fabrication to advanced technologies through the complete concept-to-flight development cycle. Specific products and services include multiple payload adapters, deployable structures and booms, thermal management technology, spacecraft mechanisms, CubeSat components and launch accommodations, Veritrek, ground support equipment and testing services.

On January 15, 2021, the Company acquired Oakman Aerospace, Inc. (“Oakman”), which was established in 2012. Oakman specializes in the development of Modular Open System Architecture, rapid spacecraft design and development, and custom missions, payloads and applications. Oakman’s proprietary digital engineering modular, open systems software environment, Advanced Configurable Open-system Research Network, ACORN, enables the next generation of digitally engineered spacecraft that helps to optimize the balance between cost and tailor ability in spacecraft design and development. On January 15, 2021, the Company drew $15.0 million on its Adams Street Delayed Draw Term Loan (as defined below) under the Adams Street Credit Agreement to finance the Oakman acquisition.

On February 17, 2021, the Company acquired Deployable Space Systems, Inc. (“DPSS”), which was established in 2008. DPSS’s mission is to develop new and enabling deployable technologies for space applications, transition emerging technologies to industry for infusion into future Department of Defense (“DoD”), NASA and/or commercial programs and design, analyze, build, test and deliver on-time among the deployable solar arrays, deployable structures and space system products. DPSS has developed a one-of-a-kind, patented Roll Out Solar Array (“ROSA”) technology which is a new and innovative mission-enabling rolled flexible blanket solar array system that offers greatly improved performance over state-of-

the-art rigid panel solar arrays. On February 17, 2021, the Company amended the Adams Street Credit Agreement to increase the principal amount of the Adams Street Term Loan by an additional $32.0 million to finance the DPSS acquisition.
Subsequent to the balance sheet date, on November 1, 2021, the Company acquired 100% of the equity interests of Techshot, Inc. (“Techshot”) in exchange for cash and shares of common stock of the Company. Techshot is a biotechnology leader in microgravity, bioprinting, and on-orbit manufacturing needed for commercial space-based research and development. Techshot has developed the first American system capable of manufacturing human tissue in microgravity; a platform containing a set of centrifuges for in-space biological and physical-science research; an experiment processor for biological research and small scale manufacturing in space; and an in-orbit X-ray machine for researching new treatments for osteoporosis and muscle wasting diseases.

Merger with Genesis Park Acquisition Corp. (“GPAC”)
On March 25, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among GPAC, Shepard Merger Sub Corporation, a Delaware corporation and direct, wholly owned subsidiary of GPAC (“Merger Sub”), Cosmos Intermediate, LLC (“Cosmos”) and AE Red Holdings, LLC formerly known as Redwire, LLC (“Holdings”).

Pursuant to the Merger Agreement, the parties completed a business combination transaction by which, (i) GPAC domesticated as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and the Companies Act of the Cayman Islands (the “Domestication”), (ii) Merger Sub merged with and into Cosmos, with Cosmos being the surviving entity in the merger (the “First Merger”), and (iii) immediately following the First Merger, Cosmos merged with and into GPAC, with GPAC being the surviving entity in the merger (the “Second Merger” and, together with the First Merger, the “Mergers” or the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). In this Quarterly Report on Form 10-Q, we refer to the Domestication and the Transactions, collectively, as the “Merger”.

On September 2, 2021, the Company consummated the Merger. Upon the closing of the Merger, GPAC was renamed to Redwire Corporation. The Merger was accounted for as a reverse recapitalization in which GPAC was treated as the acquired company. A reverse recapitalization does not result in a new basis of accounting, and the consolidated financial statements of the combined entity represent the continuation of the consolidated financial statements of the Company in many respects. MIS was deemed the accounting predecessor and the combined entity is the successor SEC registrant, Redwire.

The aggregate consideration paid to Holdings consisted of a combination of cash and stock. The cash consideration was comprised of $75.0 million (such amount, the “Closing Cash Consideration”). The remainder of the consideration was comprised of (i) 37,200,000 shares of common stock, par value $0.0001 per share, of GPAC (the “Closing Share Consideration”) and (ii) 2,000,000 warrants to purchase one share of common stock per warrant (the “Closing Warrant Consideration”), with such amount of warrants corresponding to the forfeiture of certain warrants acquired by GPAC’s Sponsor, Genesis Park Holdings, a Cayman Islands limited liability company and Jefferies LLC in connection with GPAC’s initial public offering. At the effective time of the First Merger, the units of Cosmos were cancelled and automatically deemed for all purposes to represent the right to receive, in the aggregate, the Closing Cash Consideration, the Closing Share Consideration and the Closing Warrant Consideration.

COVID-19 Operational Posture and Impact
We continue to evaluate the ongoing impact of the pandemic. As aerospace manufacturing, communications and defense are federal critical infrastructure sectors, we continue to keep some of our workforce onsite to maintain critical operations. As such, our operations continue to expose our workforce to risks associated with the COVID-19 pandemic.

In response to this exposure, our pandemic crisis response plan remains activated to protect the health and safety of our team members, families, customers, and communities, while continuing to meet our commitments to customers. Our mitigation strategies cover employee preparation, travel, security, supply chain, the ability to work virtually offsite, facility preparation and communications. In doing so, we continue to diligently follow safety protocols, including social distancing, alternating shifts, temperature checks, deep cleaning facilities and employee isolation strategies for essential personnel working at our sites. Additionally, we are encouraging employees to receive COVID-19 vaccinations.

Given the ongoing nature of the outbreak and consequences on the economy, at this time we cannot reasonably estimate the magnitude of the ultimate impact that COVID-19 will have on our business, financial performance, and operating results. The pandemic has caused program execution delays as a result of variant resurgences. Therefore, the near and long-term impacts of the pandemic on the cost and schedule of the numerous programs in our existing backlog and the timing of new awards remains uncertain. We are also observing stress in our supplier base inside and outside the U.S., which is tied to global supply chain constraints, labor shortages and inflationary pressures globally. We will continue to monitor and assess the actual and potential COVID-19 impacts on employees, customers, suppliers and the productivity of the work being done, all of which, to some extent, has and will continue to impact revenues, estimated costs to complete projects, earnings and cash flow.

Results of Operations
The following periods are presented in the results of operations:
•the three months ended September 30, 2021 (the “Successor Q3 2021 Period”), which includes the results of Adcole, DSS, MIS, Roccor, LoadPath, Oakman and DPSS from the beginning of the period.
•the three months ended September 30, 2020 (the “Successor Q3 2020 Period”), which includes the results of Adcole, DSS and MIS from the beginning of the period.
•the nine months ended September 30, 2021 (the “Successor 2021 Period”), which includes the results of Adcole, DSS, MIS, Roccor and LoadPath from the beginning of the period as well as 2021 acquisitions Oakman and DPSS from their respective acquisition dates.
•the period from February 10, 2020 (inception) to September 30, 2020 (the “Successor 2020 Period”), which includes the results of Adcole, DSS and MIS from their respective acquisition dates.
•the period from January 1, 2020 to June 21, 2020 (the “Predecessor 2020 Period”), which only includes the results of MIS.
MIS was identified as the Predecessor through an analysis of various factors, including the size, financial characteristics, ongoing management, and order in which the acquired entities were acquired. As a result, financial information of the Predecessor and Successor periods have been prepared under two different bases of accounting and therefore are not comparable.

Results of operations for the three months ended September 30, 2021 compared to the three months ended September 30, 2020

The following table presents our results of operations for the three months ended September 30, 2021 and September 30, 2020, along with the percentage of revenues and the dollar and percent change compared to the prior period:

	Successor
(in thousands, except percentages)	Three Months Ended September 30, 2021	% of revenues	Three Months Ended September 30, 2020	% of revenues	$ Change from prior year period	% Change from prior year period
Revenues	$32,680	100%	$12,485	100%	$20,195	162%
Cost of sales	26,786	82	10,546	84	16,240	154
Gross margin	5,894	18	1,939	16	3,955	204
Operating expenses:
Selling, general and administrative	34,333	105	3,520	28	30,813	875
Contingent earnout expense	113	—	—	—	113	100
Transaction expenses	1,128	3	500	4	628	126
Research and development	1,371	5	776	6	595	77
Operating income (loss)	(31,051)	(95)	(2,857)	(22)	(28,194)	987
Interest expense, net	1,740	5	82	1	1,658	2022
Other (income) expense, net	(2,957)	(9)	8	—	(2,965)	(37,063)
Income (loss) before income taxes	(29,834)	(91)	(2,947)	(23)	(26,887)	912
Income tax expense (benefit)	(5,582)	(17)	(611)	(5)	(4,971)	814
Net income (loss)	$(24,252)	(74)%	$(2,336)	(18)%	$(21,916)	938%

Revenues
Revenues increased 162% to $32.7 million for the Successor Q3 2021 Period, as compared to $12.5 million for the Successor Q3 2020 Period. The acquisitions of Roccor, LoadPath, Oakman, and DPSS contributed $16.9 million representing 135% of the increase in revenue following the Successor Q3 2020 Period. The remaining $3.3 million representing 27% of the increase relates to organic revenue growth from new contracts and modifications to expand existing contracts awarded at Adcole, DSS, and MIS.

Cost of Sales
Cost of sales as a percentage of net revenues for the Successor Q3 2021 Period was 82%, as compared to 84% for the Successor Q3 2020 Period. Of the 154% increase in cost of sales in the Successor Q3 2021 Period compared to the Successor Q3 2020 Period, the acquisitions of Roccor, LoadPath, Oakman, and DPSS contributed $13.4 million representing 127% of the increase in cost of sales following the Successor Q3 2020 Period. Equity-based compensation expense in the Successor Q3 2021 Period relating to the vesting of the Class P Units Incentive Plan contributed $1.5 million representing 14% of the cost of sales organic increase. The remaining $1.3 million representing 13% of the cost of sales organic increase primarily relates to costs incurred for new contracts and modifications to expand existing contracts awarded at Adcole, DSS, and MIS.

Selling, General and Administrative
SG&A expenses as a percentage of revenues for the Successor Q3 2021 Period were 105%, as compared to 28% for the Successor Q3 2020 Period. Of the 875% increase in SG&A in the Successor Q3 2021 Period compared to the Successor Q3 2020 Period, the acquisitions of Roccor, LoadPath, Oakman, and DPSS contributed $4.3 million representing 123% of the increase in SG&A following the Successor Q3 2020 Period. Equity-based compensation expense in the Successor Q3 2021 Period relating to the vesting of the Class P Units Incentive Plan contributed $21.1 million representing 598% of the SG&A increase. In addition, higher expenses related to the capital market and advisory fees incurred for public company readiness contributed $2.3 million representing 66% of the SG&A increase. The remaining $3.1 thousand of the SG&A representing 88% of the increase primarily relates to increased payroll costs from expanding the workforce and increased professional fees.

Contingent Earnout Expense
Contingent earnout expenses as a percentage of revenues was less than 1% for both the Successor Q3 2021 Period and Successor Q3 2020 Period. Earnout expense in the Successor Q3 2021 Period related to a Roccor contingent earnout payment. Refer to Note C of the accompanying notes to the condensed consolidated financial statements for further discussion.

Transaction Expenses
Transaction expenses as a percentage of revenues for the Successor Q3 2021 Period were 3%, as compared to 4% for the Successor Q3 2020 Period. Transaction expenses in the Successor Q3 2020 Period were primarily driven by transaction accruals related to Roccor, while transaction expenses in the Successor Q3 2021 Period were primarily driven by transaction accruals related to upcoming possible transactions.

Research and Development
Research and development expenses as a percentage of revenues for the Successor Q3 2021 Period were 5%, as compared to 6% for the Successor Q3 2020 Period. This decrease was related to varying spending in research and development projects. The primary research and development projects related to the next generation star tracker, camera systems, and software applications.

Interest Expense, net
Interest expense, net as a percentage of revenues for the Successor Q3 2021 Period was 5%, as compared to 1% for the Successor Q3 2020 Period. The increase in interest expense, net was related to debt outstanding under the Silicon Valley Bank Loan Agreement and Adams Street Credit Capital Credit Agreement.

Other (Income) Expense, net
Other (income) expense, net as a percentage of revenues was 9% for the Successor Q3 2021 Period compared to less than 1% for the Successor Q3 2020 Period. The increase was primarily related to the private warrant liability valuation decreasing by $2.9 million. Refer to Note P of the accompanying notes to the condensed consolidated financial statements for further discussion.

Income Tax Expense (Benefit)
Income tax expense (benefit) as a percentage of revenues for the Successor Q3 2021 Period was 17%, as compared to 5% for the Successor Q3 2020 Period.

The table below provides information regarding our income tax expense (benefit) for the following periods:

	Successor
(in thousands, except percent)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Income tax expense (benefit)	$(5,582)	$(611)
Effective tax rate	18.7%	20.7%
The decrease in our effective tax rate for the Successor Q3 2021 Period compared to the Successor Q3 2020 is primarily due to the impact of nondeductible transaction costs. Refer to Note L of the accompanying notes to the condensed consolidated financial statements for further discussion.

Results of operations for the nine months ended September 30, 2021 compared to the Successor period from February 10, 2020 to September 30, 2020 compared to the Predecessor period from January 1, 2020 to June 21, 2020

The following table presents our results of operations for the nine months ended September 30, 2021 compared to the Successor Period February 10, 2020 to September 30, 2020 and the Predecessor period from January 1, 2020 to June 21, 2020, along with the percentage of revenues and the dollar and percent change compared to the Successor 2020 Period:

	Successor						Predecessor
(in thousands, except percentages)	Nine Months Ended September 30, 2021	% of revenues	Period from February 10, 2020 to September 30, 2020	% of revenues	$ Change from prior year period	% Change from prior year period	Period from January 1, 2020 to June 21, 2020	% of revenues
Revenues	$96,526	100%	$17,656	100%	$78,870	447%	$16,651	100%
Cost of sales	74,418	77	14,027	79	60,391	431	12,623	76
Gross margin	22,108	23	3,629	21	18,479	509	4,028	24
Operating expenses:
Selling, general and administrative	57,855	60	5,461	31	52,394	959	5,260	32
Contingent earnout expense	11,227	12	—	—	11,227	100	—	—
Transaction expenses	3,547	4	5,959	34	(2,412)	(40)	—	—
Research and development	3,326	3	1,303	7	2,023	155	387	2
Operating income (loss)	(53,847)	(56)	(9,094)	(51)	(44,753)	492	(1,619)	(10)
Interest expense, net	4,931	5	82	—	4,849	5,913	76	—
Other (income) expense, net	(2,980)	(3)	21	—	(3,001)	(14,290)	23	—
Income (loss) before income taxes	(55,798)	(58)	(9,197)	(51)	(46,601)	507	(1,718)	(10)
Income tax expense (benefit)	(7,971)	(8)	(1,889)	(11)	(6,082)	322	(384)	(2)
Net income (loss)	$(47,827)	(50)%	$(7,308)	(40)%	$(40,519)	554%	$(1,334)	(8)%

Revenues
Revenues increased 447% to $96.5 million in the Successor 2021 Period compared to $17.7 million for the Successor 2020 Period and compared to $16.7 million for the Predecessor 2020 Period. The increase in revenues for the Successor 2021 Period is primarily driven by the acquisitions of Roccor, LoadPath, Oakman, and DPSS, which contributed $49.9 million representing 283% of the increase in revenue compared to the Successor 2020 Period, which only included revenues of Adcole, DSS and MIS after their respective acquisition dates, and compared to the Predecessor 2020 Period which only included revenues of MIS. The remaining $29.0 million representing 164% of the increase in revenue compared to the Successor 2020 Period relates to organic revenue growth from new contracts and modifications to expand existing contracts awarded at Adcole, DSS, and MIS.

Cost of Sales
Cost of sales as a percentage of revenues for the Successor 2021 Period was 77%, as compared to 79% for the Successor 2020 Period and 76% for the Predecessor 2020 Period. Of the 431% increase in cost of sales in the Successor 2021 Period compared to the Successor 2020 Period, the acquisitions of Roccor, LoadPath, Oakman, and DPSS contributed $37.2 million representing 266% of the increase in cost of sales compared to the Successor 2020 Period, which only included cost of sales of Adcole, DSS and MIS after their respective acquisition dates, and compared to the Predecessor 2020 Period which only included revenues of MIS. Equity-based compensation expense in the Successor 2021 Period relating to the vesting of the Class P Units Incentive Plan contributed $1.5 million representing 10% of the cost of sales organic increase compared to the Successor 2020 Period.

The remaining $21.7 million representing 155% of the cost of sales organic increase primarily relates to costs incurred for new contracts and modifications to expand existing contracts awarded at Adcole, DSS, and MIS compared to the Successor 2020 Period. We expect cost of sales as a percentage of revenues to decline for the remainder of 2021 due to a product mix that is expected to generate a higher gross profit margin. In the Predecessor 2020 Period, the high costs incurred for our largest contract during the period, the Archinaut One contract, contributed to a higher gross profit margin than usual, compared to historical margins for the product mix at this business unit.

Selling, General and Administrative
SG&A expenses as a percentage of revenues for the Successor 2021 Period were 60%, as compared to 31% for the Successor 2020 Period and 32% for the Predecessor 2020 Period. Of the 959% increase in SG&A in the Successor 2021 Period compared to the Successor 2020 Period, equity-based compensation expense in the Successor 2021 Period relating to the vesting of the Class P Units Incentive Plan contributed $21.1 million representing 386% of the SG&A increase. The acquisitions of Roccor, LoadPath, Oakman, and DPSS contributed $12.8 million representing 234% of the increase in SG&A following the Successor Q3 2020 Period. In the Successor 2021 Period, higher spending for human capital and systems as we invested in our business development and centralized corporate functions at the beginning of the year to support near and long-term growth contributed $1.0 million representing 18% of the SG&A increase compared to the Successor 2020 Period. As a result, we do not expect material incremental investment for the remainder of 2021, helping drive operating leverage as the business grows. In addition, higher expenses related to the capital market and advisory fees incurred for public company readiness contributed $8.1 million representing 149% of the SG&A increase compared to the Successor 2020 Period. The remaining $9.4 million representing 172% of the SG&A increase primarily relates to increased payroll costs from expanding the workforce and increased professional fees.

Contingent Earnout Expense
Earnout expenses as a percentage of revenues for the Successor 2021 Period were 12%, as compared to 0% for the Successor 2020 Period and Predecessor 2020 Period. Earnout expense in the Successor 2021 Period related to a settlement agreement we executed with the sellers of MIS regarding the contingent earnout payment set forth in the purchase agreement and the Roccor contingent earnout payment. Refer to Note C of the accompanying notes to the condensed consolidated financial statements for further discussion.

Transaction Expenses
Transaction expenses as a percentage of revenues for the Successor 2021 Period were 4%, as compared to 34% for the Successor 2020 Period and 0% for the Predecessor 2020 Period. The transaction expenses incurred in the Successor 2021 Period were related to the acquisition of Oakman and DPSS. The transaction expenses incurred in the Successor 2020 Period were related to the acquisitions of Adcole, DSS and MIS, as well as costs associated with our evaluation of other acquisition opportunities. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities. Transaction costs incurred by the acquired entities prior to the consummation of an acquisition are not reflected in our historical results of operations.

Research and Development
Research and development expenses as a percentage of revenues for the Successor 2021 Period were 3%, as compared to 7% for the Successor 2020 Period and 2% for the Predecessor 2020 Period. The decrease was related to varying spending in research and development projects. Our primary research and development projects relate to the next generation star tracker, camera systems, and software applications.

Interest Expense, net
Interest expense, net as a percentage of revenues for the Successor 2021 Period was 5%, as compared to less than 1% for the Successor 2020 Period and the Predecessor 2020 Period. The interest expense, net incurred for the Successor 2021 Period was primarily related to us entering into the September 2, 2021 amendment to the Adams Street Capital Credit Agreement to increase the principal amount of the Adams Street Term Loan, as further discussed in the “Liquidity and Capital Resources” section. The interest expense, net incurred for the Predecessor 2020 Period related to credit agreements with outstanding balances repaid prior to the acquisition of MIS.

Other (Income) Expense, net
Other (income) expense, net as a percentage of revenues was 3% for the Successor 2021 Period, while the Successor 2020 Period and Predecessor 2020 Period were both less than 1%. The increase in other (income) expense, net is primarily related to a gain recognized as a result of a decrease in the private warrant liability valuation of $2.9 million during the Successor 2021 Period. Refer to Note P of the accompanying notes to the condensed consolidated financial statements for further discussion.

Income Tax Expense (Benefit)
Income tax expense (benefit) as a percentage of revenues for the Successor 2021 Period was 8%, as compared to 11% for the Successor 2020 Period and 2% for the Predecessor 2020 Period.

The table below provides information regarding our income tax expense (benefit) for the following periods:

	Successor		Predecessor
(in thousands, except percent)	Nine Months Ended September 30, 2021	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to June 21, 2020
Income tax expense (benefit)	$(7,971)	$(1,889)	$(384)
Effective tax rate	14.3%	20.5%	22.4%
The decrease in our effective tax rate for the Successor 2021 Period compared to the Successor 2020 and the Predecessor 2020 Period is primarily due to the impact of nondeductible transaction costs and earnout expense. Refer to Note L of the accompanying notes to the condensed consolidated financial statements for further discussion.

Supplemental Non-GAAP Information
We use certain financial measures to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources which are not calculated in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and are considered to be Non-GAAP financial performance measures. These Non-GAAP financial performance measures are used to supplement the financial information presented on a U.S. GAAP basis and should not be considered in isolation or as a substitute for the relevant U.S. GAAP measures and should be read in conjunction with information presented on a U.S. GAAP basis. Because not all companies use identical calculations, our presentation of Non-GAAP measures may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA and Pro Forma Adjusted EBITDA are two such Non-GAAP financial measures that we use. Adjusted EBITDA is defined as net income (loss) adjusted for interest expense (income), net, income tax (benefit) expense, depreciation and amortization, acquisition costs, acquisition integration costs, purchase accounting fair value adjustment related to deferred revenue, capital market and advisory fees, write-off of long-lived assets, and equity-based compensation. Pro Forma Adjusted EBITDA is computed to give effect to the business combinations as if they occurred on January 1 of the year in which they were acquired.

The table below presents a reconciliation of Adjusted EBITDA and Pro Forma Adjusted EBITDA to net income (loss), computed in accordance with U.S. GAAP for the following periods:

	Successor				Predecessor
(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to June 21, 2020
Net income (loss)	$(24,252)	$(2,336)	$(47,827)	$(7,308)	$(1,334)
Interest expense	1,740	83	4,933	83	83
Income tax expense (benefit)	(5,582)	(611)	(7,971)	(1,889)	(384)
Depreciation and amortization	2,606	1,227	7,508	1,646	59
Acquisition deal cost (i)	1,274	500	3,693	5,959	—
Acquisition integration cost (i)	768	450	1,573	573	—
Acquisition earnout cost (ii)	113	—	11,227	—	—
Purchase accounting fair value adjustment related to deferred revenue (iii)	81	234	248	254	—
Capital market and advisory fees (iv)	2,458	150	8,462	350	—
Write-off of long-lived assets (v)	—	—	—	227	—
Equity-based compensation (vi)	22,919	—	22,919	—	997
Warrant liability change in fair value adjustment (vii)	(2,938)	—	(2,938)	—	—
Adjusted EBITDA	(813)	(303)	1,827	(105)	(579)
Pro forma impact on EBITDA (viii)	—	—	299	(941)	—
Pro forma adjusted EBITDA	$(813)	$(303)	$2,126	$(1,046)	$(579)
iRedwire incurred acquisition costs including due diligence and integration costs.
iiRedwire incurred acquisition costs related to the Roccor and MIS contingent earnout payments.
iiiRedwire incurred purchase accounting fair value adjustments to unwind deferred revenue for Adcole, MIS, Roccor, and DPSS.
ivRedwire incurred capital market and advisory fees related to advisors assisting with preparation for the Merger.
vRedwire incurred write-off costs for long-lived assets at Adcole related to the write-off of leasehold improvements when Adcole moved office locations.
viRedwire incurred expenses related to equity-based compensation under Redwire’s equity-based compensation plan.
viiRedwire adjusted the fair value of the private warrants between the initial valuation as of September 2, 2021, the date the warrants were assumed, and September 30, 2021.
viiiPro forma impact represents the incremental results of a full period of operations assuming the entities acquired during the periods presented were acquired from January 1 of the year in which they occurred. For the three months ended September 30, 2021 and September 30, 2020, there was no pro forma impact, for the nine months ended September 30, 2021, the pro forma impact included Oakman from January 1, 2021 to January 15, 2021 and DPSS from January 1, 2021 to February 17, 2021, for the nine months ended September 30, 2020, the pro forma impact includes Adcole from January 1, 2020 to March 2, 2020 and DSS from January 1, 2020 to June 1, 2020.

Key Performance Indicators
Book-to-bill Ratio
Book-to-bill is the ratio of total contract awarded to revenues recorded in the same period. The contracts awarded balance includes firm contract orders including time and material contracts which were awarded during the period and does not include unexercised contract options or potential orders under indefinite delivery/indefinite quantity contracts. Although the contracts awarded balance reflects firm contract orders, terminations, amendments, or contract cancellations may occur which could result in a reduction to the contracts awarded balance.

We view book-to-bill as an indicator of future revenue growth potential. To drive future revenue growth, our goal is for the level of contract awarded in a given period to exceed the revenue recorded, thus yielding a book-to-bill ratio greater than 1.0.

Our book-to-bill ratio was as follows for the periods presented:

	Successor				Predecessor
(in thousands, except ratio)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to June 21, 2020
Contracts awarded	$18,650	$5,025	$95,621	$23,702	$8,209
Revenues	32,680	12,485	96,526	17,656	16,651
Book-to-bill ratio	0.57	0.40	0.99	1.34	0.49

Our book-to-bill ratio was 0.57 for the Successor Q3 2021 Period, as compared to 0.40 for the Successor Q3 2020 Period. In the Successor Q3 2021 Period and Successor Q3 2020 Period, none of the contracts awarded balance related to acquired contract value.

The increase in contract awarded value in the Successor Q3 2021 Period, compared to the Successor Q3 2020 Period (which includes only Adcole, DSS and MIS) is due to inclusion of contracts awarded to Roccor, LoadPath, Oakman and DPSS.

Our book-to-bill ratio was 0.99 for the Successor 2021 Period, as compared to 1.34 for the Successor 2020 Period and 0.49 for the Predecessor 2020 Period. In the Successor 2021 Period, $33.5 million of the contracts awarded balance related to acquired contract value from the Oakman and DPSS acquisitions. In the Successor 2020 Period, $18.2 million of the contracts awarded balance related to acquired contract value from the Adcole, DSS and MIS acquisitions.

The increase in contract awarded value in the Successor 2021 Period, compared to the Successor 2020 Period (which includes only Adcole, DSS and MIS), and the Predecessor 2020 Period, is due to inclusion of contracts awarded to Adcole, DSS, MIS, Roccor, LoadPath, Oakman and DPSS.

Backlog
We view growth in backlog as a key measure of our business growth. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Our contracted backlog includes $18.5 million and $4.3 million in remaining contract value from time and materials contracts as of September 30, 2021 and as of December 31, 2020, respectively.

Organic contracted backlog change excludes backlog activity from acquisitions for the first four full quarters since the entities’ acquisition date. Contracted backlog activity for the first four full quarters since the entities’ acquisition date is included in acquisition-related contracted backlog change. After the completion of four fiscal quarters, acquired entities are treated as organic for current and comparable historical periods.

Organic contract value includes the remaining contract value as of January 1 not yet recognized as revenue and additional orders awarded during the period for those entities treated as organic. Acquisition-related contract value includes remaining contract value as of the acquisition date not yet recognized as revenue and additional orders awarded during the period for entities not treated as organic. Similarly, organic revenue includes revenue earned during the period presented for those entities treated as organic, while acquisition-related revenue includes the same for all other entities, excluding any pre-acquisition revenue earned during the period. The Predecessor 2020 Period is treated as organic below to ensure comparability of acquisition-related contracted backlog for future reporting periods.

	Successor
(in thousands)	September 30, 2021	December 31, 2020
Organic backlog as of January 1	$52,599	$77,663
Organic additions during the period	7,232	13,648
Organic revenue recognized during the period	(27,256)	(38,712)
Organic backlog at end of period	32,575	52,599

Acquisition-related contract value beginning of period	69,674	71,169
Acquisition-related additions during the period	88,389	17,229
Acquisition-related revenue recognized during the period	(69,270)	(18,724)
Acquisition-related backlog at end of period	88,793	69,674

Contracted backlog at end of period	$121,368	$122,273

The acquisition-related contracted backlog activity in the Successor 2021 Period includes contracted backlog activity from Adcole, DSS, Roccor, LoadPath, Oakman, and DPSS. The organic contracted backlog activity in the Successor 2021 Period includes contracted backlog activity from MIS only. Contracted backlog increased during the Successor 2021 period primarily due to the acquisitions of Oakman and DPSS, offset by a decrease in organic contracted backlog related to higher organic revenue than organic additions during the period.

The organic contracted backlog activity for the year ended December 31, 2020 includes the contracted backlog activity of MIS during the Predecessor 2020 Period and the Successor 2020 period. The acquisition-related contracted backlog activity for the year ended December 31, 2020 includes contracted backlog activity from Adcole, DSS, Roccor, and LoadPath.

Although contracted backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog. In addition, some of our multi-year contracts are subject to annual funding. Management fully expects all amounts reflected in contracted backlog to ultimately be fully funded. Contracted backlog related to contracts from MIS operations in Luxembourg of $6.0 million as of September 30, 2021 and $8.6 million as of December 31, 2020 is subject to foreign exchange rate conversions from euros to U.S. dollars that could cause the remaining backlog balance to fluctuate with the foreign exchange rate at the time of measurement.

Our total backlog as of September 30, 2021, which includes both contracted and uncontracted backlog, is $284.6 million. Uncontracted backlog represents the anticipated contract value, or portion thereof, of goods and services to be delivered under existing contracts which have not been appropriated or otherwise authorized. Our uncontracted backlog as of September 30, 2021 was $163.3 million. Uncontracted backlog includes $85.3 million of contract extensions under negotiation that are priced, fully scoped, verbally awarded, and expected to be executed shortly.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows provided by our operations, access to existing credit facilities and proceeds from the Merger. Prior to becoming a public company, in the Successor 2020 period, AE Industrial Partners provided an additional source of liquidity to facilitate the purchase of Adcole, DSS and MIS.

Since its inception, the Company has incurred net losses and negative operating cash flow, and has used its cash to fund capital expenditures, costs associated with the Company’s acquisitions, and costs associated with the Merger, among other uses. While some of these cash outflows have been non-recurring in nature, the Company has continued to experience net cash outflows from operating activities. While the Company believes its continued growth and cash flow management will result in improvements in cash from operating activities going forward, there can be no assurance these improvements will be achieved.

Our primary short-term cash requirements are to fund working capital, operating lease obligations, and short-term debt, including current maturities of long-term debt. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term contracts. Significant fluctuations in working capital could adversely impact the Company’s cash position and short-term liquidity needs.

Our medium-term to long-term cash requirements are to service and repay debt, expand our breadth and footprint through acquisitions as well as invest in facilities, equipment, technologies, and research and development for our growth initiatives. To support these initiatives, we expect to continue to make significant investments in our business, including hiring additional staff, implementing processes and procedures to address public company requirements and other customary practices as well as evaluating strategic acquisitions. As a result, we will likely incur additional operating expenses and capital expenditures.

Our ability to fund our cash needs is dependent upon the successful execution of our business strategy and future operating results. Our future operating results are subject to, among others, general economic conditions, including as a result of the COVID-19 pandemic, competitive dynamics in our target markets as well as legislative and regulatory factors that may be outside of our control. As part of our business and debt management strategy, we continuously evaluate opportunities to further strengthen our financial and liquidity position including the issuance of additional equity or debt securities, refinance or otherwise restructure our existing credit facilities, or enter into new financing arrangements. In addition, the Company has identified a plan to execute certain cost reduction actions including, among others, integration-related workforce rationalizations, real estate synergies, business unit optimization initiatives, and cost savings associated with certain Corporate level employment costs. There can be no assurances that any of these actions will be sufficient to allow us to service our debt obligations, meet our debt covenants, or that such actions will not result in an adverse impact on our business.

As of September 30, 2021, our available liquidity totaled $32.3 million, which was comprised of $27.3 million in cash and cash equivalents, and $5.0 million in available borrowings from our existing credit facilities. We believe that our existing sources of liquidity will be sufficient to meet our working capital needs and comply with our debt covenants for at least the next twelve months from the date on which our consolidated financial statements were issued. However, the Company’s current liquidity may not be sufficient to meet the required long-term liquidity needs associated with continued use of cash from operating activities at historical levels, in addition to its other liquidity needs associated with its capital expenditures, debt payments, and other investing and financing requirements.

The table below summarizes our outstanding debt as of the following periods:

	Successor
(in thousands)	September 30, 2021	December 31, 2020
Adams Street Term Loan	$30,768	$31,000
Adams Street Revolving Credit Facility	—	—
Adams Street Delayed Draw Term Loan	14,888	—
Adams Street Incremental Term Loan	31,840	—
Silicon Valley Bank Loan	—	46,500
DSS PPP Loan	—	1,058
D&O Financing Loan	3,046	—
Total debt	80,542	78,558
Less: unamortized discounts and issuance costs	1,726	842
Total debt, net	78,816	77,716
Less: Short-term debt, including current portion of long-term debt	3,827	1,074
Total long-term debt, net	$74,989	$76,642

Adams Street Credit Agreement
On October 28, 2020, we entered into the Adams Street Credit Agreement, which included the following:
i.$31.0 million term loan (the “Adams Street Term Loan”). Proceeds from the Adams Street Term Loan were used to finance the acquisition of Roccor, pay acquisition-related costs, fund working capital needs (including the payment of any working capital adjustment pursuant to the Roccor acquisition agreement) and other general corporate purposes;
ii.$5.0 million revolving credit facility (the “Adams Street Revolving Credit Facility”); and
iii.$15.0 million delayed draw term loan (the “Adams Street Delayed Draw Term Loan”).

On January 15, 2021, we drew $15.0 million on the delayed draw term loan to finance the Oakman acquisition. On February 17, 2021, we amended the Adams Street Credit Agreement to increase the principal amount of the Adams Street Term Loan by an additional $32.0 million to finance the DPSS acquisition. On July 30, 2021, we drew $3.0 million on the revolving credit facility and repaid the $3.0 million draw down on September 23, 2021.

On September 2, 2021, the Adams Street Credit Agreement was amended to provide that the consolidated total net leverage ratio not exceed 6.50:1.00 on the last day of any quarter (“the Financial Covenant”), to remove the cap on the amount of unrestricted cash which may be netted for purposes of the Financial Covenant, to redefine “Consolidated EBITDA”, and to reset the call protection terms.

The Adams Street Credit Agreement has a maturity date of October 28, 2026. The Adams Street Credit Agreement is secured by a first lien security interest in all right, title or interest in or to certain assets and properties owned by us and the guarantors included in the Adams Street Credit Agreement. The Adams Street Credit Agreement requires us to meet customary affirmative and negative covenants, default provisions, representations and warranties and other terms and conditions. We are required to make mandatory prepayments of the outstanding principal and accrued interest under the Adams Street Credit Agreement (i) upon the occurrence of certain events and (ii) to the extent a specified net leverage ratio is exceeded as evaluated on any test period ending date. The test period ending dates are March 31, June 30, September 30 and December 31 each year, starting on March 31, 2021, through the maturity of the agreement.

As of September 30, 2021, we were in compliance with our debt covenants under the Adams Street Credit Agreement.

In December 2021, the Company entered into a Consent to Credit Agreement whereby Adams Street Capital agreed to an extension of the delivery of periodic financials required under the Adams Street Credit Agreement. The Company continues to monitor compliance with its debt covenant requirements in connection with these events.

On March 25, 2022, Redwire Holdings, LLC, a wholly-owned subsidiary of the Company (the “Lead Borrower”), and certain other subsidiaries of the Company party thereto, entered into a Third Amendment (the “Amendment”) to the Adams Street Capital Credit Agreement to, among other things, increase commitments under the revolving credit facility from $5.0 million to $25.0 million.

The Amendment also modified certain negative covenants and increased the per annum interest rate (i) with respect to revolving loans in an aggregate principal amount of $5.0 million or less, to 6.00% for Eurocurrency rate loans and 5.00% for Base Rate Loans, and (ii) with respect to revolving loans in an aggregate principal amount in excess of $5.0 million, to 7.50% for Eurocurrency rate loans and 6.50% for Base Rate Loans.

The Adams Street Capital Credit Agreement, as amended, contains certain customary representations and warranties, affirmative and other covenants and events of default, including among other things, payment defaults, breach of representations and warranties, and covenant defaults.

In connection with the entry into the Amendment, AEI and certain of its affiliates (the “AEI Guarantors”), provided a limited guarantee for the payment of outstanding revolving loans in excess of $10.0 million, with a $15.0 million cap in the aggregate. In the event that the AEI Guarantors are required to make payments to the lenders under the Adams Street Capital Credit Agreement pursuant to the terms of the limited guarantee, each AEI Guarantor would be subrogated to the rights of the lenders. In connection with the limited guarantee, the Lead Borrower agreed to pay to the AEI Guarantors, a fee equal to 2% of any amount actually paid by such guarantors under the limited guarantee. The fee is waivable by the AEI Guarantors in their discretion.

SVB Loan Agreement
On August 31, 2020, we entered into a $45.4 million loan agreement with Silicon Valley Bank (the “Original SVB Loan Agreement”) maturing on August 31, 2021, which was subsequently modified on October 28, 2020 to (i) increase the available commitment by $5.7 million and (ii) pay $0.6 million toward the outstanding principal under the Original SVB Loan Agreement. This resulted in a modified loan (the “SVB Loan Agreement”) for $50.5 million. On October 30, 2020, we made a $4.0 million principal payment. On April 2, 2021, we extended the maturity date to September 30, 2022.

On September 2, 2021, we repaid the full outstanding principal and interest of $41.6 million on the SVB Loan.

DSS Paycheck Protection Program Loan
On May 1, 2020, prior to the DSS Acquisition, DSS received a Paycheck Protection Program (“PPP”) loan for $1.1 million (the “DSS PPP Loan”), with a maturity date of May 1, 2022. Under the terms of the DSS PPP Loan, DSS could apply for forgiveness under the PPP regulations if DSS used the proceeds of the loan for its payroll costs and other expenses in accordance with the requirements of the PPP. As the funds were disbursed to DSS prior to the acquisition, the Company intended to repay any unforgiven balance with funds held in a DSS savings account as of the date of the DSS acquisition. On

June 18, 2021, $0.6 million of the DSS PPP Loan was forgiven and as a result reclassified as a note payable to the seller of DSS. During the Successor 2021 Period, we repaid the $0.6 million note payable to the seller of DSS and the remaining outstanding principal and interest of $0.5 million on the DSS PPP loan.

D&O Financing Loan
On September 3, 2021, we entered into a $3.0 million loan with BankDirect Capital Finance (the “D&O Financing Loan”) to finance our directors and officers insurance premium. The D&O Financing Loan has an interest rate of 1.74% per annum, an effective interest rate of 1.75%, and a maturity date of May 3, 2022.
Contractual Obligations

The following table presents our contractual obligations as of September 30, 2021:

(in thousands)	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Adams Street Term Loan	$78	$310	$310	$310	$310	$29,450	$30,768
Adams Street Delayed Draw Term Loan	38	150	150	150	150	14,250	14,888
Adams Street Incremental Term Loan	80	320	320	320	320	30,480	31,840
D&O Financing Loan	1,142	1,904	—	—	—	—	3,046
Total long-term debt maturities	1,338	2,684	780	780	780	74,180	80,542
Future minimum lease payments	645	2,924	3,201	3,232	2,579	5,075	17,656
Total contractual obligations	$1,983	$5,608	$3,981	$4,012	$3,359	$79,255	$98,198

Cash Flows
The table below summarizes certain information from the condensed consolidated statements of cash flows for the following periods:

	Successor		Predecessor
(in thousands)	Nine Months Ended September 30, 2021	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to June 21, 2020
Net cash provided by (used in) operating activities	$(34,325)	$(5,671)	$3,162
Net cash provided by (used in) investing activities	(36,090)	(64,336)	(250)
Net cash provided by (used in) financing activities	75,538	86,995	1,361
Effect of foreign currency rate changes on cash and cash equivalents	59	4	(6)
Net increase (decrease) in cash and cash equivalents	5,182	16,992	4,267
Cash and cash equivalents at end of period	$27,258	$16,992	$13,559
Operating activities
For the Successor 2021 Period, net cash used in operating activities was $34.3 million. Net loss before deducting depreciation, amortization and other non-cash items generated a cash outflow of $18.5 million and was further impacted by an unfavorable change in net working capital of $15.8 million during this period. The unfavorable change in net working capital was largely driven by increase in accounts receivable of $1.2 million, contract assets of $3.5 million, prepaid insurance of $3.8 million, and decrease in deferred revenue of $7.6 million and notes payable of $0.6 million, offset by the increase in accounts payable and accrued expenses of $1.0 million. The change in prepaid insurance relates to the Company’s directors and officers insurance policy purchased and prepaid during the Successor 2021 Period, and the changes in contract assets and deferred revenue relates to the timing of billable milestones occurring during the Successor 2021 Period.

For the Successor 2020 Period, net cash used by operating activities was $5.7 million. Net loss before deducting depreciation, amortization and other non-cash items generated a cash outflow of $7.3 million while favorable changes in net working capital of $1.7 million contributed to operating cash flows during this period. The favorable change in net working capital was largely driven by the increase in deferred revenue of $5.5 million, offset by the increase in contract assets of $0.1 million, and decrease in accounts payable and accrued expenses of $0.4 million, and other liabilities of $3.4 million. The changes in contract assets and deferred revenue relates to the timing of billable milestones occurring during the Successor 2021 Period.

For the Predecessor 2020 Period, net cash provided by operating activities was $3.2 million. Net loss before deducting depreciation, amortization and other non-cash items generated a cash outflow of $0.1 million while favorable changes in net working capital of $3.3 million contributed to operating cash flows during this period. The favorable change in net working capital was largely driven by the increase in accounts payable and accrued expenses of $4.6 million.

Investing activities
For the Successor 2021 Period, net cash used in investing activities was $36.1 million, thousand, consisting of $38.7 million thousand used for the acquisitions of Oakman and DPSS, as well as $1.8 million used for the purchase of property, plant and equipment.

For the Successor 2020 Period, net cash used in investing activities was $64.3 million, consisting of $64.0 million used for the acquisition of Adcole, DSS and MIS as well as $0.4 million used for the purchase of property, plant and equipment.

For the Predecessor 2020 Period, net cash used in investing activities was $0.3 million, consisting of the purchase of property, plant and equipment.

Financing activities
For the Successor 2021 Period, net cash provided by financing activities was $75.5 million, consisting of proceeds from debt of $49.0 million and proceeds from the Merger of $110.6 million offset by repayment of debt of $47.5 million and Merger costs of $35.9 million.

For the Successor 2020 Period, net cash provided by financing activities was $87.0 million, consisting of proceeds from debt of $45.4 million and Holdings’ contribution of $42.2 million.

For the Predecessor 2020 Period, net cash provided by financing activities was $1.4 million, consisting of proceeds from long-term debt of $1.5 million offset by repayment of long-term debt of $0.1 million.

Foreign Currency Exposures
There were no material changes to our foreign currency exposures that occurred in the periods covered by this report from those disclosed in the annual consolidated financial statements for the period ended December 31, 2020.

Critical Accounting Estimates
For the critical accounting estimates used in preparing our condensed consolidated financial statements, we make assumptions and judgments that can have a significant impact on net revenues, cost and expenses, and other expense (income), net, in our condensed consolidated statements of operations and comprehensive income (loss), as well as, on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.
In accordance with the Company’s policies, we regularly evaluate estimates, assumptions, and judgments; our estimates, assumptions, and judgments are based on historical experience and on factors we believe are reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results the Company reports may differ from these estimates.

Except for the following, there were no other material changes to our critical accounting policies, estimates or judgments, that occurred in the periods covered by this report from those disclosed in the annual consolidated financial statements for the period ended December 31, 2020, included in the proxy statement/prospectus filed with the SEC on August 11, 2021.

Warrants
As part of the Merger, public warrants were established as equity and private warrants were established as a liability. Classification of the public warrants as equity instruments and the private warrants as liability instruments is based on management’s analysis of the guidance in Accounting Standards Codification (“ASC”) 815 Derivatives and Hedging and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” Management determined that while the public warrants meet the definition of a derivative, they meet the equity scope exception in ASC 815-10-15-74(a) to be classified in stockholders’ equity and are not subject to remeasurement provided that the Company continues to meet the criteria for equity classification. Management considered whether the private warrants display the three characteristics of a derivative under ASC 815, and concluded that the private warrants meet the definition of a derivative. However, the private warrants fail to meet the equity scope exception in ASC 815-10-15-74(a) and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. The Company measures the private warrant liability at fair value each reporting period with the change in fair value recorded as other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss). The Company measures public warrants at the fair value of the equity instruments issued as of the warrant issuance date in accordance with the terms of the warrant agreement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is a smaller reporting company and is not required to provide the information required under this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, which are designed to ensure that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were not effective as of September 30, 2021 due to the following material weaknesses in internal control over financial reporting.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We did not maintain an effective control environment, as certain members of senior management failed to consistently message and set certain aspects of an appropriate tone at the top. Specifically, certain members of senior management failed to reinforce the need for compliance with certain of the Company’s accounting and finance policies and procedures, including reinforcement of appropriate communication. We also identified that we had an insufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements to appropriately analyze, record and disclose accounting matters timely and accurately, and establish effective processes and internal controls. The limited personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. These material weaknesses contributed to the following additional material weaknesses:

●    We did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement in the consolidated financial statements. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting.
●    We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of business performance reviews, account reconciliations, journal entries and contract estimates used in determining the recognition of revenue.
●    We did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP to such transactions. Specifically, we did not design and maintain effective controls to account for purchase business combinations, including the appropriate review of the assumptions, data and models used in the forecasted cash flows, used to determine the fair value of the acquired assets and liabilities.

The material weakness related to certain aspects of tone at the top did not result in a misstatement to the consolidated financial statements for either the Successor or Predecessor periods. Each of the other material weaknesses resulted in material audit adjustments to substantially all accounts and disclosures in the Successor consolidated financial statements as of December 31, 2020 and for the period from February 10, 2020 to December 31, 2020, as well as the Predecessor consolidated financial statements for the period from January 1, 2020 to June 21, 2020 as of and for the year ended December 31, 2019.

In addition, we did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain:

●    program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately;
●    user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel;
●    computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored; and
●    testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

The IT deficiencies noted above did not result in a misstatement to the consolidated financial statements for either the Successor or Predecessor; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.

Additionally, these material weaknesses could result in misstatements of substantially all accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plans
We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the deficiencies that led to the material weaknesses, including tone at the top and other communications training, hiring additional finance and accounting personnel, designing and implementing new control activities, and enhancing existing control activities.

●    We reviewed the personnel structure and identified new positions to enhance our accounting and financial reporting team. Some of these individuals were onboarded during 2021 while others are expected to be onboarded during 2022. We have and expect to continue to align our personnel to specific areas and responsibilities to alleviate the numerous competing responsibilities currently faced.
●    We have commenced developing and formalizing a risk assessment process across the organization to identify risks and design new controls or enhance existing controls responsive to such risks to ensure timely and accurate financial reporting.
●    We are in the process of designing and implementing additional review and communications training procedures within our accounting, finance and program management functions to provide more robust knowledge and understanding of internal control over financial reporting.
●    We are in the process of implementing a comprehensive financial closing process checklist with additional layers of reviews as well as controls around non-routine, unusual or complex transactions, including controls over the accounting for purchase business combinations.
●    We will continue to conduct training, document our processes and procedures, including accounting policies, across the Company to ensure consistent application including controls over the preparation and review of business performance reviews, account reconciliations, journal entries and contract estimates used in determining the recognition of revenue.

●    We are in the process of performing an assessment of all information technology systems which provide data for financial reporting purposes. As part of this assessment, we will be designing, implementing and documenting IT general controls.

We are working to remediate the material weaknesses as efficiently and effectively as possible and expect full remediation will likely go beyond December 31, 2022. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in the Company incurring additional costs, and will place additional demands on our financial and operational resources.

If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; investors may lose confidence in our financial reporting; we could become subject to litigation or investigations by the New York Stock Exchange (“NYSE”), the SEC or other regulatory authorities.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously. Excluding pending matters referenced below, the outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s condensed consolidated financial statements.

For additional information on pending matters, please refer to Note U of the accompanying notes to the condensed consolidated financial statements. For further information on the risks associated with existing and future investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, please refer to Item 1A. “Risk Factors.”

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our financial position, results of operations and cash flows, please refer to the risk factors discussion provided in the Company’s proxy statement/prospectus filed with the SEC on August 11, 2021. Refer also to “Part I. Information Relating to Forward Looking Statements.”

As of September 30, 2021, there have been no material changes from the risk factors previously disclosed, except as described below:

Risks Relating to the Company’s Business and Industry

Matters relating to or arising from our Audit Committee investigation, including regulatory investigations and proceedings, litigation matters, and potential additional expenses, may adversely affect our business and results of operations. We may also become involved in litigation from time to time that may materially adversely affect us.
On November 5, 2021, the Company was notified of potential accounting issues with a business unit by an employee in connection with his resignation. Management promptly informed the independent Audit Committee and its independent registered public accounting firm. The timing of the investigation prevented the timely filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. The Audit Committee promptly engaged independent, external legal and accounting firms to complete an independent investigation. After completing its investigation, the Audit Committee concluded that the potential issues raised by the former employee did not require a restatement or adjustment of the Company’s previously issued consolidated financial statements relating to any prior periods. Additionally, there were no modifications to any previously announced non-GAAP financial information previously disclosed by the Company. However, the results of the investigation confirmed the existence of previously identified internal control matters as well as identified certain additional internal control matters. Please refer to Item 4, Controls and Procedures for additional information related to matters that were determined to represent material weaknesses in internal control over financial reporting. The Company self-reported this matter to the Securities and Exchange Commission (“SEC”) on November 8, 2021 and intends to continue to cooperate with any requests from the SEC.

Additionally, on December 17, 2021, the Company, our CEO, Peter Cannito, and our CFO, William Read, were named as defendants in a putative class action complaint filed in the United States District Court for the Middle District of Florida. In the complaint, the plaintiff alleges that the Company and certain of its directors and officers made misleading statements and/or failed to disclose material facts about the Company’s business, operations, and prospects, allegedly in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Securities Exchange Act of 1934. As relief, the plaintiffs are seeking, among other things, compensatory damages. The defendants believe the allegations are without merit and intend to defend the suit vigorously. However, given the early stage of the proceedings, a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

From time to time, we have also become and may in the future be involved in legal proceedings relating to various matters, including intellectual property, commercial, employment, class action, whistleblower and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Litigation and governmental and regulatory investigations and proceedings are time-consuming, and may divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation and governmental and regulatory investigations and proceedings are inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

Risks Related to Us Being a Public Company

We identified material weaknesses in internal control over financial reporting. Until we remediate these material weaknesses or if we identify additional material weaknesses, we may not be able to accurately and timely report our financial results, in which case our business may be harmed and investors may lose confidence in the accuracy and completeness of our financial reports.
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Material Weaknesses in Internal Control over Financial Reporting

We did not maintain an effective control environment, as certain members of senior management failed to consistently message and set certain aspects of an appropriate tone at the top. Specifically, certain members of senior management failed to reinforce the need for compliance with certain of the Company’s accounting and finance policies and procedures, including reinforcement of appropriate communication. We also identified that we had an insufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements to appropriately analyze, record and disclose accounting matters timely and accurately, and establish effective processes and internal controls. The limited personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. These material weaknesses contributed to the following additional material weaknesses:

●    We did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement in the consolidated financial statements. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting.
●    We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of business performance reviews, account reconciliations, journal entries and contract estimates used in determining the recognition of revenue.
●    We did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP to such transactions.

Specifically, we did not design and maintain effective controls to account for purchase business combinations, including the appropriate review of the assumptions, data and models used in the forecasted cash flows, used to determine the fair value of the acquired assets and liabilities.

The material weakness related to certain aspects of tone at the top did not result in a misstatement to the consolidated financial statements for either the Successor or Predecessor periods. Each of the other material weaknesses resulted in material audit adjustments to substantially all accounts and disclosures in the Successor consolidated financial statements as of December 31, 2020 and for the period from February 10, 2020 to December 31, 2020, as well as the Predecessor consolidated financial statements for the period from January 1, 2020 to June 21, 2020 as of and for the year ended December 31, 2019.

In addition, we did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain:

●    program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately;
●    user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel;
●    computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored; and
●    testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

The IT deficiencies noted above did not result in a misstatement to the consolidated financial statements for either the Successor or Predecessor; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.

Additionally, these material weaknesses could result in misstatements of substantially all accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plans
We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the deficiencies that led to the material weaknesses, including tone at the top and other communications training, hiring additional finance and accounting personnel, designing and implementing new control activities, and enhancing existing control activities.

●    We reviewed the personnel structure and identified new positions to enhance our accounting and financial reporting team. Some of these individuals were onboarded during 2021 while others are expected to be onboarded during 2022. We have and expect to continue to align our personnel to specific areas and responsibilities to alleviate the numerous competing responsibilities currently faced.
●    We have commenced developing and formalizing a risk assessment process across the organization to identify risks and design new controls or enhance existing controls responsive to such risks to ensure timely and accurate financial reporting.
●    We are in the process of designing and implementing additional review and communications training procedures within our accounting, finance and program management functions to provide more robust knowledge and understanding of internal control over financial reporting.
●    We are in the process of implementing a comprehensive financial closing process checklist with additional layers of reviews as well as controls around non-routine, unusual or complex transactions, including controls over the accounting for purchase business combinations.

●    We will continue to conduct training, document our processes and procedures, including accounting policies, across the Company to ensure consistent application including controls over the preparation and review of business performance reviews, account reconciliations, journal entries and contract estimates used in determining the recognition of revenue.
●    We are in the process of performing an assessment of all information technology systems which provide data for financial reporting purposes. As part of this assessment, we will be designing, implementing and documenting IT general controls.

We are working to remediate the material weaknesses as efficiently and effectively as possible and expect full remediation will likely go beyond December 31, 2022. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in the Company incurring additional costs, and will place additional demands on our financial and operational resources.

If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; investors may lose confidence in our financial reporting; we could become subject to litigation or investigations by the New York Stock Exchange (“NYSE”), the SEC or other regulatory authorities.
We may not be able to remain in compliance with the continued listing requirements of the NYSE, and if the NYSE delists our common stock, it would have an adverse impact on the trading, liquidity and market price of our common stock.
On November 23, 2021, we received written notification from the NYSE that we were not in compliance with an NYSE continued listing standard in Rule 802.01E of the NYSE Listed Company Manual because we failed to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2021.

Any failure to remain in compliance with the NYSE's continued listing standards, and any subsequent failure to timely resume compliance with the NYSE's continued listing standards within the applicable cure period, could have adverse consequences including, among others, reducing the number of investors willing to hold or acquire our common stock, reducing the liquidity and market price of our common stock, adverse publicity and a reduced interest in us from investors, analysts and other market participants. In addition, a suspension or delisting could impair our ability to raise additional capital through the public markets and our ability to attract and retain employees by means of equity compensation.
The price of our common stock has and may continue to fluctuate substantially.
The market price for our common stock has and may continue to be volatile. Factors affecting the trading price of our common stock may include:
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to it;
•changes in the market’s expectations about our operating results;
•success of competitors;
•our operating results failing to meet market expectations in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us or the payments industry and market in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•our ability to market new and enhanced products on a timely basis;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving us;
•changes in its capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of common stock available for public sale;
•any significant change in our board or management;
•sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may depress the market price of our common stock irrespective of our operating performance. The stock market in general and NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A decline in the market price of our common stock also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this Item 2 related to the transactions contemplated by the PIPE financing in connection with the Merger is contained in our Current Report on Form 8-K filed on September 10, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1
Certificate of Incorporation of Redwire Corporation, filed with the Secretary of State of the State of Delaware on September 2, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on September 10, 2021).

3.2	Bylaws of Redwire Corporation (incorporated by reference Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on September 10, 2021).
3.3
Certificate of Corporate Domestication of Genesis Park Acquisition Corp., filed with the Secretary of State of the State of Delaware on September 2, 2021 (incorporated by reference Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed on September 10, 2021).

10.1	Redwire Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference Exhibit 10.1 to the Registrant's Current Report on Form S-8 filed on November 1, 2021).
10.2	Redwire Corporation 2021 Employee Stock Purchase Plan (incorporated by reference Exhibit 10.2 to the Registrant's Current Report on Form S-8 filed on November 1, 2021)
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on September 10, 2021).
10.4	Form of Subscription Agreement (included as Annex F to the Proxy Statement/Prospectus filed by Genesis Park Acquisition Corp. on August 11, 2021).
10.5	Amendment No. 1 to the Redwire Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on September 10, 2021).
31.1
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Redwire Corporation

Date:	April 1, 2022	By:	/s/ Peter Cannito
		Name:	Peter Cannito
		Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	April 1, 2022	By:	/s/ William Read
		Name:	William Read
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)