Form 10-K
period 2021-12-31
Redwire Corp
filed 2022-04-11
CIK 1819810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The aggregate market value of the Class A ordinary shares held by non-affiliates of the registrant, previously known as Genesis Park Acquisition Corp., as of June 30, 2021 was approximately $132.2 million based on the closing price of $10.31 for the shares of the registrant’s Class A ordinary shares, as reported by the New York Stock Exchange. Class A ordinary shares beneficially owned by each executive officer, director, and each person who may be deemed an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 62,690,869 shares of common stock as of April 4, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2022 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K.

REDWIRE CORPORATION
Annual Report on Form 10-K
December 31, 2021

PART I

Each of the terms the “Company,” “Redwire,” “we,” “our,” “us” and similar terms used herein refer collectively to Redwire Corporation, a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.
INFORMATION RELATING TO FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning us and other matters. Words such as “will,” “expect,” “anticipate,” “intend,” “may,” “could,” “should,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “trends,” “goals,” “contemplate,” “continue,” “might,” “possible,” “potential,” “predict,” “would” and similar expressions generally identify these forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows, and our projects and related timelines. Forward looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these forward looking statements include, but are not limited to, those identified in this Annual Report on Form 10-K, particularly in Part I, Item 1A “Risk Factors” and other important factors disclosed from time to time in our other filings with the SEC.

Undue reliance should not be placed on these forward looking statements. The forward looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. We do not undertake any obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Item 1. Business

Redwire is a leader in mission critical space solutions and high reliability components for the next generation space economy, with valuable intellectual property for solar power generation, in-space 3D printing and manufacturing, avionics, critical components, sensors, digital engineering and space-based biotechnology. We combine decades of flight heritage with the agile and innovative culture. Our “Heritage plus Innovation” strategy enables us to combine proven performance with new, innovative capabilities to provide our customers with the building blocks for the present and future of space infrastructure.

Our mission is to accelerate humanity’s expansion into space by delivering reliable, economical and sustainable infrastructure for future generations. We offer a broad array of foundational products and services, many of which have been enabling space missions since the 1960s and have been flight-proven on over 160 satellite missions, including high-priority missions and constellations such as the GPS constellation, the International Space Station (ISS) and Mars Perseverance. We are a leading provider of innovative technologies with the potential to help transform the economics of space and create new markets for its exploration, commercialization and security. One example of this is our patented suite of in-space manufacturing and robotic assembly technologies (referred to herein as on-orbit servicing, assembly and manufacturing, or “OSAM”), which is revolutionizing the approximately $23 billion satellite manufacturing market in the same way that reusable launch vehicles revolutionized the approximately $10 billion launch market, per Research and Markets and Allied Market Research, respectively. Other examples of our proprietary technologies include deployable structures, roll out solar array (ROSA) systems, human-rated camera systems and advanced payload adapters. Of particular note, our ROSA arrays are being installed on the ISS to efficiently augment its power generation capabilities as the ISS enters its next decade of operations. ROSA systems are experiencing significant market adoption, being utilized not only on the ISS but also launching on NASA’s Double Asteroid Redirect Test mission. Other ROSA systems are being developed or delivered for the OVZON-3 telecommunications satellite, the Power and Propulsion Element for the NASA Lunar Gateway, and other programs. Many Redwire products and services are experiencing similar adoption.

We are a pure-play space infrastructure company with mission solutions for civil, commercial and national security space customers. We have grown organically as well as through several acquisitions from a fragmented landscape of space-focused technology companies. Our proven track record of successful growth through mergers and acquisitions is a major differentiator in our market.

We believe the space economy is at an inflection point. The reduction of launch costs by approximately 95% over the last decade has eliminated the single largest economic barrier to entry for the expanded utilization of space, and the increasing cadence of launches provides more flexible, reliable access. This lower cost access has resulted in both the expansion and modernization of traditional national security and civil uses of space and has enticed new commercial entrants to invest substantial capital to develop new space-based business models. Our goal is to provide a full suite of infrastructure solutions, including mission-critical components, services and systems that will contribute to a dramatic expansion of the space-based economy. We believe that our products and services are the foundational building blocks essential to the growth of the space civil, commercial and national security ecosystem now and into the future.

History
Redwire was formed to fill a void in the middle market for a pure play, public space infrastructure company with scale. We are achieving this goal by combining proven space technology providers with next generation space disruptors into a single, integrated platform. The Company, in its current form, was founded in 2020 by private equity firm AE Industrial Partners Fund II, LP (“AEI”), but the heritage of the various businesses that were brought together to form Redwire stretch back decades.

AEI formed a series of acquisition vehicles on February 10, 2020, which included Cosmos Parent, LLC, Cosmos Intermediate, LLC (“Cosmos” or the “Successor”), Cosmos Finance, LLC and Cosmos Acquisition, LLC, with Cosmos Parent, LLC being the top holding company. Upon the formation of these acquisition vehicles, Cosmos effected a number of acquisitions through its wholly owned subsidiary, Cosmos Acquisition, LLC. Following the acquisitions, the Successor is a wholly owned subsidiary of AE Red Holdings, LLC formerly known as Redwire, LLC (“Holdings”).

The Company has grown organically while also continuing to integrate several acquisitions from a fragmented landscape of space-focused technology companies with innovative capabilities and deep flight heritage. Strategic acquisitions that augment our technology and product offerings are a key part of our growth strategy. We have completed eight acquisitions since March 2020, which collectively have provided us with a wide variety of complementary technologies and solutions to serve our target markets and customers. These acquisitions include:
•March 2020 – Acquired Adcole Space, LLC (“Adcole”), based in Marlborough, MA was a leading provider of space-capable navigational components. Adcole brought to Redwire 50 years of proven flight heritage providing a foundational set of critical navigation components to some of the most successful missions in the history of space infrastructure development such as the GPS constellation.

•June 2020 – Acquired Deep Space Systems, Inc. (“DSS”), in Littleton, CO, a space-systems engineering company that supports the design, development, integration, testing, and operations of spacecraft and spacecraft systems supporting science, technology, and exploration missions. DSS contributed to Redwire a strong history of spacecraft development and expertise. They are an original prime contractor awardee on NASA’s Commercial Lunar Payload Services (CLPS) contract and continue as part of Redwire to provide mission critical sensors and services to notable spacecrafts such as Orion and Dream Chaser.

•June 2020 – Acquired In Space Group, Inc. and its subsidiaries such as Made In Space (collectively “MIS” or “Predecessor”), was a leader in space manufacturing technologies, delivering next-generation capabilities on-orbit to support exploration objectives and national security priorities. MIS is the first commercial company to additively manufacture in space, and specializes in OSAM technologies, the development of space-enabled materials and exploration manufacturing technologies. They contributed to Redwire the scale necessary to form a platform and a portfolio of disruptive intellectual property with the potential to change the economics of space infrastructure. MIS facility in Jacksonville, FL became Redwire’s headquarters.

•October 2020 – Acquired Roccor, LLC (“Roccor”), in Littleton, CO, a provider of advanced aerospace structures, including solar arrays, antennas, boom products, deorbit devices and thermal products. Roccor’s novel designs address cost and performance limitations to meet customer mission requirements. Roccor contributed to Redwire a solid foundation in the National Security space markets and one-of-a-kind deployable programs such as providing the solar sail for NASA’s upcoming Solar Cruiser mission.

•December 2020 – Acquired LoadPath, LLC (“LoadPath”), which specializes in the development and delivery of aerospace structures, mechanisms, and thermal control solutions. LoadPath brought to Redwire a long history of strong relationships and contracts with the Air Force Research Lab at Kirkland Air Force base in Albuquerque, New Mexico. They were a key entry point to this critical location and customer.

•January 2021 – Acquired Oakman Aerospace, Inc. (“Oakman”), in Littleton, CO, which specializes in the development of modular open system architecture, rapid spacecraft design and development, and custom missions, payloads, and data distribution services. Oakman added to Redwire a critical software development and digital engineering capability to include an enterprise level digital engineering software system called ACORN which is capable of digitally modeling space capabilities from single components to satellites to full constellations.

•February 2021 – Acquired Deployable Space Systems, Inc. (“DPSS”), in Goleta, CA, whose mission is to develop new and enabling deployable technologies for space applications, transition emerging technologies to industry for infusion into future Department of Defense (“DoD”), National Aeronautics and Space Administration (“NASA”), and/or commercial programs and design, analyze, build, test and deliver on-time the deployable solar arrays, deployable structures and space system products. DPSS’s product portfolio includes the award-winning and patented ROSA (Roll-Out Solar Array), Integrated Modular Blanket Assembly; Rigid- Panel and Functional Advanced Concentrator Technology solar array technologies; a multitude of elastically and articulated deployable structures and booms, open-lattice booms, telescopic booms; and a variety of mission-enabling mechanisms for space applications. DPSS brought to Redwire the iROSA program to upgrade the International Space Station with a next generation power solution and a unique facility for the manufacture and test of large solar array capabilities.

•November 2021 – Acquired Techshot, Inc. (“Techshot”), in Greenville, IN, a leader in on-orbit manufacturing, biotechnology in microgravity, and bioprinting needed for commercial space-based biotechnology and pharmaceutical research and development. Techshot enhances the Redwire civil and commercial space capabilities by adding additional in-space manufacturing and biotechnology capabilities to an already premier portfolio of space research, development and commercialization payloads.

On September 2, 2021, the previously announced merger (the “Merger”) with Genesis Park Acquisition Corp. (“GPAC”) was consummated pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated March 25, 2021 by and among GPAC, Shepard Merger Sub Corporation (“Merger Sub”), a Delaware corporation and direct, wholly owned subsidiary of GPAC, Cosmos Intermediate, LLC and AE Red Holdings, LLC.

Pursuant to the Merger Agreement, the parties completed a business combination transaction by which, (i) GPAC domesticated as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and the Companies Act of the Cayman Islands (the “Domestication”), (ii) Merger Sub merged with and into Cosmos, with Cosmos being the surviving entity in the merger (the “First Merger”), and (iii) immediately following the First Merger, Cosmos merged with and into GPAC, with GPAC being the surviving entity in the merger (the “Second Merger” and, together with the First Merger, the “Mergers” or the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). In this Annual Report on Form 10-K, we refer to the Domestication and the Transactions, collectively, as the “Merger”.

Upon the closing of the Merger, GPAC was renamed to Redwire Corporation. The Merger is accounted for as a reverse recapitalization in which GPAC is treated as the acquired company. A reverse recapitalization does not result in a new basis of accounting, and the consolidated financial statements of the combined entity represent the continuation of the consolidated financial statements of the Company in many respects. The Company was deemed the accounting predecessor and the combined entity is the successor SEC registrant, Redwire.

From time to time, the Company will acquire or dispose of businesses and realign contracts, programs or businesses among and within our organization. These realignments are typically designed to leverage existing capabilities more fully and to enhance efficient development and delivery of products and services. As of December 31, 2021, the Company operated in one operating segment and one reportable segment: space infrastructure. Refer to Note B of the accompanying notes to the consolidated financial statements for additional information regarding this conclusion.

Business Strategy
With decades of flight heritage combined with the agile and innovative culture of a commercial space platform, we are uniquely positioned to assist our customers in solving the complex challenges of future space missions. Redwire is providing core technologies that form the foundational building blocks for the future of space infrastructure. Our technology innovation is centered on the following key strategic focus areas:

On-Orbit Servicing, Assembly & Manufacturing
We anticipate that one of the most dramatic disruptions in the space industry will come from on-orbit servicing, assembly and manufacturing (“OSAM”) of satellites and other spacecraft. The ability to manufacture in space significantly expands a satellite’s capabilities and reduces costs relative to the conventional method of manufacturing and assembling prior to launch. Space infrastructure such as satellite assets manufactured on Earth are designed to survive the acoustic vibrations and acceleration forces that accompany launch and are inherently limited by these design requirements. Space infrastructure manufactured in space may be optimized for the operational environment in orbit and are never exposed to launch conditions. Design optimization for in-space operation allows for improved performance, such as increased power generation via larger solar arrays or higher gain via large-scale antennas than those that can be economically deployed using conventional manufacturing methods.

By mitigating spacecraft volume limitations imposed by launch vehicles, manufacturing in space can also help to significantly reduce the costs of launch. Launch costs depend in part on the mass and volume of the spacecraft. The manufacturing and assembly of large spacecraft structures in orbit reduces spacecraft volume at launch, resulting in decreased launch costs and increased flexibility in launch provider selection, including utilization of smaller launch providers and rideshare programs.

Current OSAM applications include government-funded programs to enable increased small satellite power generation via large deployable solar arrays attached to booms that are 3D printed on-orbit. Commercial adoption of this technology could be a significant catalyst for growth in the overall space economy, enabling users to put more capability on orbit than state of the art approaches. We believe that OSAM represents a technological sea change that has the potential to upend traditional space operations. With sustainable in-space solutions, we believe OSAM will enable the next generation of growth in the space industry. Redwire’s additive manufacturing intellectual property that is critical to our OSAM solution has been proven in operation on the ISS since 2014 and is protected by our numerous patents.

Additionally, Redwire is developing a robotic arm for space applications. This scalable robotic arm system is expected to meet growing demand for space-capable robotic solutions in mission profiles ranging from lunar surface activities to on-orbit satellite servicing and beyond.

Advanced Sensors & Components
Our technology has been at the forefront of space exploration for decades, providing satellite components that are integral to the mission success of hundreds of low Earth orbit (“LEO”), geosynchronous (“GEO”) and interplanetary spacecraft. These are foundational components that are critical to almost every spacecraft deployment. We are combining our new and innovative space technologies with our proven spaceflight heritage to meet the complexity and demands of today’s growing and evolving space industry. Our sensor and component capabilities include the design and manufacture of mission-critical, high reliability technologies serving a wide variety of functions on the spacecraft. Our offerings include:

Solar Arrays: We offer a variety of solar array solutions for spacecraft spanning the entire spectrum of satellite size, power needs, and orbital location. We possess proprietary technologies, technical knowhow, and the facilities to design, build, and deliver competitive power generation solutions tailored to customer need. Of particular note, our patented and award-winning ROSA (Roll-Out Solar Array) technology features an innovative “roll-out” design which uses composite booms to serve as both the primary structural elements and the deployment actuator, and a modular photovoltaic blanket assembly that can be configured into a variety of solar array architectures. When configured for launch, ROSA stows into a compact cylindrical volume yielding efficient space utilization. The unique ROSA stowed configuration allows extremely large solar arrays to be stowed compactly within launch vehicles.

Composite Booms: We develop cost-effective, furlable composite boom products that deploy antennas and instruments from small satellites. We develop very long lightweight composite booms for applications including solar sails, dipole antennas and deployable tethers. The efficient packaging scheme of our Triangular Rollable and Collapsible (“TRAC”) Boom enables our customers to deploy extremely large systems from very small volumes.

RF Antennas: We are a supplier of high strain composite (“HSC”) antennas that have much simpler mechanical designs than larger, conventional satellite antennas. HSC structural elements can provide deployment actuation, damping, deployed stiffness and integrated electrical / RF functionality in one multifunctional part, enabling a variety of antenna architectures and structural designs.

Payload Adapters: We are a supplier of integrated structural systems that support multiple satellites of different sizes across multiple launch vehicle platforms. Our payload interface solutions are tailored to launch vehicle/payload requirements to achieve optimal performance, and efficient allocation of mass to support on-orbit function rather than launch vehicle interfaces.

Space-Qualified Camera Systems: We supply customers with low size, weight and power, flight-proven cameras for a variety of use cases. Our camera solutions are used for vehicle docking and near- and far-field cameras are used for space situational awareness and satellite navigation.

Star Trackers and Sun Sensors: Our star tracker solution provides superior guidance, navigation and control as it takes an image of the stars, measures its apparent position in the reference frame of the spacecraft and identifies the stars so its position can be compared with its known absolute position from a star catalog.

Over 1,000 of our sun sensors have been deployed on hundreds of spacecraft since the 1960s and we remain a leader in attitude control, solar array pointing, gyro updating and fail-safe recovery solutions.

Space Domain Awareness & Resiliency
The U.S. national security community is increasingly viewing space as a warfighting domain, as evidenced by significant space-based military infrastructure investment such as the National Defense Space Architecture (“NDSA”) and the creation of the U.S. Space Force. Advances in potentially adversarial capabilities in space have highlighted the need to improve both the physical and cyber resiliency of U.S. and allied space assets, as well as monitoring of all assets, friendly and potentially hostile, on orbit. In our Space Domain Awareness and Resiliency (“SDA&R”) strategic focus area, our core competencies and products support the national security community’s space resiliency and situational awareness missions.

Our key offerings in this area include sensor systems for on-orbit monitoring, advanced modeling & simulation, cyber resiliency, asset hardening, robotics, and full satellite solutions leveraging our OSAM capabilities. Our SDA&R portfolio contains a variety of optical instruments that perform situational awareness functions and can be adapted to act as space situational awareness cameras as a primary or secondary payload.

Digitally-Engineered Spacecraft
Digitally-engineered spacecraft are systems that are designed, developed and manufactured on a digital foundation. Model-based engineering and high fidelity digital engineering tools reduce assembly hours by utilizing an end-to-end virtual environment that is capable of producing a near perfect virtual replica of a physical space system, before a physical instance is created. This capability significantly reduces the cost and schedule required to design, develop and deploy spacecraft while also reducing the risk of deployment and the cost of operations and maintenance. Additionally, “digital twins” of individual components, spacecraft and constellations are used to improve cyber resiliency, health and monitoring, operations and maintenance of deployed space assets.

We believe that the DoD and U.S. Space Force have embraced digital engineering as a foundational technology for the rapid, cost-effective development of their future space architectures. Digital engineering enables the modeling and simulation of future space architectures to provide high fidelity trade analysis, operational concepts and testing. Cyber resiliency is an increasing challenge for deployed space assets. This capability is critical to ensuring future civil, commercial and national security space assets are protected from cyber-based attacks.

Redwire has a proprietary enterprise software suite that enables advanced digital engineering and generation of high fidelity, interactive modeling and simulations of individual components, entire spacecraft and full constellations in a cloud-based Software as a Service (SaaS) business model.

Low-Earth Orbit Commercialization
Our LEO commercialization strategic focus area is developing next-generation capabilities with a goal of developing efficient, commercial services for the ISS and other current and future human spaceflight programs. This focus area includes in-space additive manufacturing, space-based biotechnology applications, space plant and animal science, in-space advanced material manufacturing and support of human exploration, habitation and commercial activities in space.

We created the first permanent commercial manufacturing platform to operate in LEO, the Additive Manufacturing Facility (“AMF”). AMF was developed based on a desire for on-demand local manufacturing that is expected to become a mainstay for mission planning to address critical needs in space. This technology increases the reliability of long-duration missions and makes human spaceflight missions safer by providing crews with additional flexibility in responding to situations that may threaten a mission. The ability for tools to be manufactured on-site, on-demand, allows mission planners to reduce the amount of specialized equipment that must be included during launch, providing maximum flexibility and contingency while reducing costs. Beginning with a small ratchet created on the International Space Station, we have now manufactured 200+ parts in-space over the past six years and are the only company currently providing commercial 3D printing on the ISS.

Additionally, our in-space manufacturing capabilities and space biotechnology solutions provide the building blocks for a robust commercial space economy building products and solutions for use on Earth. Production of advanced industrial materials and biological materials in microgravity offer performance advantages over comparable products manufactured on Earth. The microgravity environment enables certain space-based products to be created with properties superior to their terrestrial analogue. By identifying advanced manufacturing processes, product development and biotechnology research and development which can leverage the microgravity environment to manufacture high performance materials and groundbreaking biomedical solutions that meet specific industrial and commercial use cases, we believe our approach to space commercialization advances the creation of a space-Earth value chain to spur economic development. We have demonstrated the ability to 3D print biological materials, to manufacture advanced ceramics, fiber optics, crystals and other industrial materials in microgravity.
Products and Solutions
Antennas
Our antenna systems enable space-to-space and space-to-Earth communications. Some form of communications antenna is required for nearly all satellites that are put into orbit. We offer a wide variety of antennas to meet a range of satellite mission requirements. Our Link-16 antenna can be used to facilitate the exchange of tactical imagery from space in near-real time between military aircraft, ships and ground forces. Our antennas also enable the exchange of encrypted messages, imagery data and multiple channels of digital voice communication. We believe this will enable reliable and efficient space-based tactical communications in environments in which it has historically been difficult to conduct communications-intensive operations.

Space-Qualified Sensors
We have a deep heritage in manufacturing space-qualified sensors. Every satellite that goes into orbit requires at least one star tracker, sun sensor and avionics package and we have developed advanced capabilities in these critical subsectors of the space supply chain. We also provide narrow and wide-field-of-view camera systems, in addition to camera systems that are rated for human space flight, to our customers across civil, national security and commercial space.

Structures & Deployables
We provide a variety of deployable space structure offerings to help meet our customers’ mission requirements. We believe that our instrument booms are instrumental to the DoD’s goal of achieving space domain awareness. Our composite instrument booms can allow small satellites (“Smallsats”) to deploy high-power solar arrays, large antennas for high data rate communications and large drag augmentation devices for rapid end-of-life deorbiting. We have provided our ROSA technology to NASA to upgrade the International Space Station’s solar arrays since 2021. We have also developed rigid solar panels that we expect PlanetIQ to use for its HD GPS-RO weather satellite constellation. We also develop cost- effective composite booms that deploy antennas and instruments from small satellites, enabling a new generation of satellite constellations to provide science measurements and communications from space.

Space-enabled Manufacturing Payloads
Space-enabled manufacturing is a form of in-space manufacturing that leverages microgravity to produce materials with superior performance and broader applications when compared to comparable terrestrial materials. We have a suite of space-enabled manufacturing payloads configured for installation and operation aboard the ISS for demonstrating a variety of advanced manufacturing techniques and facilities with broad applications. We offer payloads capable of additive manufacturing, optical fiber manufacturing, ceramic turbine blisk manufacturing, industrial crystal manufacturing, hybrid metal / polymer manufacturing and more. These techniques may one day have the potential to transform the LEO commercial environment by providing solutions in space for space and in space for Earth.

Space-enabled Biotechnology Payloads
Redwire develops advanced space biotechnology payloads for the purpose of pharmaceutical and medical research and development and human space flight operations and sustainment. For example, the 3D BioFabrication Facility (BFF) and the ADvanced Space Experiment Processor (ADSEP), together comprise the first-ever system capable of manufacturing human tissue in the microgravity condition of space. Utilizing adult human cells (such as pluripotent or stem cells), the system can create viable tissue in space through technology that enables it to precisely place and build ultra-fine layers of bioink – layers that may be several times smaller than the width of a human hair – involving the smallest print tips in existence. Additionally, we have developed critical biotechnology payloads for the research of musculoskeletal disease, osteoarthritis, regenerative medicine, and space plant/food production.

Cloud-enabled Digital Engineering Enterprise Software Platform
Redwire sells a proprietary enterprise software suite that enables advanced digital engineering and generation of high fidelity, interactive modeling and simulations of individual components, entire spacecraft and full constellations in a cloud-based Software as a Service (SaaS) business model. This software suite supports spacecraft and constellation developers in the design, development, deployment, management, maintenance and cyber protection of their space assets.

Engineering, Support Services, Testing and Operation Solutions
We are a one-stop-shop for mechanism design and manufacturing, power supply design and analysis, project planning and management, control processes, structural and thermal analysis, and system engineering solutions for space-based products and applications. We provide our engineering services at any stage of the design process for our customers, whether it be final testing or initial project schematics. This service offering allows us to introduce customers to our capabilities and demonstrate our ability to help optimize and enable the success of their missions.

Backlog
We view growth in backlog as a key measure of our business growth. As of December 31, 2021, our total backlog was $271.6 million, which includes contracted and uncontracted backlog of $139.7 million and $131.9 million, respectively. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Uncontracted backlog represents the anticipated contract value, or portion thereof, of goods and services to be delivered under existing contracts which have not been appropriated or otherwise authorized. For further information, refer to “Backlog” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

Seasonality
No material portion of our business is considered to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of contract awards and the timing and availability of U.S. Government funding, as well as the timing of product deliveries and customer acceptance.

Customers and Strategic Partnerships / Relationships
Our product and solution offerings are designed to meet the needs of a wide variety of public and private entities operating in space. We have formalized contracts and strategic partnerships with numerous customers, and we plan to continue pursuing additional agreements and partnerships.

Civil Space Community Relationships
Civilian space agencies currently make up the largest portion of our current revenue base. Projects for these customers are typically meant to gather data for the public’s use, advance research objectives, further the exploration and utilization of space, and/or develop new scientific and commercial applications and uses of the space domain. Contracts are primarily fielded by governmental entities that are not funded by defense budgets. Many of these contracts will have a research and demonstration phase which may later convert to full-scale production contracts or commercial opportunities.

NASA
NASA is one of our largest and most long-standing customers. We participate in numerous large, high-profile contracts, our largest by revenue currently being the Archinaut One program, also known as OSAM-2. Our Archinaut One program includes the design, manufacture, test, integration and operation of the first satellite to construct a portion of its own structure on-orbit. The Archinaut One satellite combines our additive manufacturing and robotic assembly capabilities for the construction of large, complex structures in space. We have provided services and products supporting a number of other NASA missions, including sun sensors and star trackers for exploration missions like Perseverance, thermal control solutions for technology demonstrators, camera systems for upcoming human spaceflight missions, and development of various additive manufacturing methods on the ISS.

Luxembourg Space Agency and European Space Agency
We are working with the Luxembourg Space Agency and the European Space Agency to develop a robotic arm for space applications. This scalable robotic arm system is expected to meet growing demand for space-capable robotic solutions in mission profiles ranging from lunar surface activities to on-orbit satellite servicing and beyond.

National Security Community Relationships
We supply a wide variety of technologies and solutions supporting the U.S. and allied countries’ national security objectives in space. As space becomes an increasingly contested domain and near peer threats continue to emerge, the DoD has articulated a need for significant investment in both improving the resiliency of existing space assets and the deployment of new, next-generation capabilities.

Commercial Community Relationships
Through our numerous strategic partnerships with large and high-profile commercial customers, we believe that our technologies are enabling the commercialization of LEO and potentially beyond. We view the commercial market opportunity as one with significant growth possibilities as launch costs continue to decrease, making industrial and other commercial pursuits increasingly viable and prolific.

Customer Concentration
The majority of the Company’s revenues are derived from government contracts. Refer to Note S of the accompanying notes to the consolidated financial statements for further information on sales by major customers and location.
Space Economy Overview
Prior to the 1990’s, access to the global space industry was largely limited to federal governments and a few select telecommunications providers, providing little incentive to lower launch costs or innovate. Over the past three decades, the advent of lower-cost launch technology has driven a paradigm shift and democratized access to space. This has created a vibrant commercial landscape that is driving innovation across major terrestrial industries on Earth. The entrepreneurial energy dedicated to space is disrupting industries including telecommunications, internet infrastructure, weather, aviation, agriculture, advanced materials science, insurance and Earth observation. The military and scientific communities have continued to pursue and fund technological advancement, bolstering a myriad of technologies that have both national security and commercial applications.

We believe that the space industry is at the dawn of a new economic era driven by significant investment. In addition to government contracting, private capital entering the space market has accelerated its growth. Over the last 10 years, there has been approximately $253 billion of equity investment across 1,694 space companies per Space Capital (2021 Q4 Analysis). This has led to a wave of new companies reimagining parts of the traditional space industry.

Today’s space market is primarily driven by satellite technologies and applications but is quickly expanding to include tangential capabilities such as space tourism, in-space manufacturing, LEO commercialization, deep space exploration and space-based resource extraction. The global space economy generated approximately $420 billion of total revenue in 2019 and is expected to grow to an estimated $2 trillion by 2040, per the Space Report (2020 Q2 Analysis). The rapid deployment of satellite constellations coinciding with an increasingly competitive landscape in the launch industry is creating unprecedented access to space.

Government agencies have realized the value of the private commercial space industry and have become increasingly supportive and reliant on private companies to catalyze innovation and advance national space objectives. In the U.S., this has been evidenced by notable policy initiatives and commercial contractors’ growing share of federally funded space activity.

Launch Costs and Small Satellite Proliferation
The emergence of large reusable rockets, such as the SpaceX’s Falcon 9 and Blue Origin’s upcoming New Glenn rocket, has brought launch costs down by as much as approximately 95% over the past decade according to a July 2018 report by NASA. Additionally, small launch providers have been actively pursuing the market for delivering smaller satellites into LEO. The competition among launch providers is creating a unique opportunity for new space entrants to grow quickly and take advantage of the fact that the per-kilogram cost of launching satellites to LEO is as low as approximately $2,700/kg. Improving launch economics have driven an increase in assets sent to orbit, with both commercial providers and governments participating.

The satellite market has gone through a paradigm shift over the past 10 years, with larger numbers of Smallsats, defined as any satellite under 600 kg, replacing large, exquisite satellites that have traditionally been placed into geosynchronous Earth orbit, or GEO. Smallsat adoption has increased as satellite technology has miniaturized. In LEO, more capability can be offered without the need for redundancy and radiation tolerance that is expected for the harsher GEO environment. The annual number of Smallsats launched has increased almost eightfold since 2012. In 2021, 94% of all launches included a smallsat, up from 24% in 2012, per Bryce Space and Technology. We anticipate continued growth in the satellite constellation market given the relatively short lifespan, need for larger constellations to provide global coverage and continued technological advancements.

In the U.S., the Space Development Agency is planning to launch thousands of small satellites in support of the National Defense Space Architecture. The advent of the Space Force and interest in Smallsats from the intelligence community has established the DoD as a significant stakeholder in the space economy as space becomes a contested domain. Missile defense capabilities and hardened, low-latency military communications networks are critical for the U.S. to counter aggression from near-peer threats. Additionally, hundreds of commercial providers of internet broadband, imagery and other value-added services have applied to launch over 50,000 small satellites in the next decade as they seek to secure market share in the new space economy. This compares to just 6,000 satellites in orbit as of April 2020.

LEO Commercialization & On-Orbit Servicing, Assembly and Manufacturing
A major growth opportunity for the global space economy is the increased commercialization of LEO. Increased accessibility to space has given rise to a growing number of start-up technology companies that aim to serve diverse end-markets including energy, telecommunications, tourism and Internet-of-things connectivity. There are increasingly attractive economics for manufacturing advanced materials in space for industrial use on Earth, including ZBLAN optical fiber and advanced ceramic materials. Ceramic parts manufactured in microgravity have a myriad of applications on Earth, including components for turbines and nuclear plants. Other fast currents in LEO include space tourism and sustainable human space habitats. The International Space Station has served as a breeding ground for the commercialization of space and many well-funded operators have announced a vision to enable millions of humans visiting and living in space.

We anticipate that the most dramatic disruption in the space industry will come from capabilities surrounding on-orbit servicing, assembly and manufacturing of spacecraft. With sustainable in-space solutions, we believe OSAM will be instrumental in enabling the next generation of growth in the space industry.

Competition
We operate in highly competitive markets that are sensitive to technological advances and generally encounter intense competition to win contracts from many other firms, including lower and mid-tier federal contractors with specialized capabilities, large defense contractors and the federal government. Some of our competitors in each of our markets are larger than we are and can maintain higher levels of expenditures for research and development. In each of our markets, we concentrate on the opportunities that we believe are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors in these markets are product quality and reliability; technological capabilities, including reliable, resilient and innovative space infrastructure technologies; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; and cost-effectiveness. We believe that we compete favorably on the basis of these factors.

We frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs. We compete domestically and internationally against (i) non-traditional aerospace and defense contractors, principally Blue Canyon Technologies, Inc. (a subsidiary of Raytheon Technologies), York Space Systems and Tyvak

Nano-Satellite Systems, Inc., Space Micro Inc., Amergient Technologies, Sodern, and (ii) occasionally large aerospace and defense companies, principally, Northrop Grumman Corporation, L3Harris, Moog, Ball Aerospace, and Maxar Technologies. Our defense prime contractor customers could decide to pursue one or more of our product development areas as a core competency and insource that technology development and production rather than purchase that capability from us as a supplier. This competition could result in fewer customer orders and a loss of market share.

In addition, some of our foreign competitors currently benefit from, and others may benefit in the future from, protective measures by their home countries where governments are providing financial support, including significant investments in the development of new technologies. Government support of this nature greatly reduces the commercial risks associated with aerospace technology development activities for these competitors. This market environment may result in increased pressures on our pricing and other competitive factors.
Resources

Research and Development
Our research and product development programs are intended to advance the future of space infrastructure. We have both internally and externally funded research and development projects. Our business strategy is dependent on technological advancements that support our existing and future products and solutions. Our focus for research and development aligns with our strategic focus areas outlined above with particular emphasis on areas of significant growth and long-term opportunity. Looking forward, we expect to continue our investment in fields that we believe offer the greatest opportunities for long-term growth and profitability.

We conduct research and development principally in the United States and Luxembourg. Research and development expenses were $4.5 million for the year ended December 31, 2021.
Intellectual Property
We own a substantial intellectual property portfolio that includes many U.S. and foreign patents, as well as many U.S. trademarks, domain names and copyrights. We actively pursue internal development of intellectual property. In addition to our patent portfolio, we own other intellectual property such as unpatented trade secrets, know-how, data and software. Additionally, we rely on licenses of certain intellectual property to conduct our business operations, including certain proprietary rights licensed to and from third parties. While our intellectual property rights in the aggregate are important to our operations, we do not believe that any particular trade secret, patent, trademark, copyright, license or other intellectual property right is of such importance that its loss, expiration or termination would have a material effect on our business.
Raw Materials and Suppliers
We are generally engaged in light manufacturing activities and have limited exposure to fluctuations in the supply of raw materials. When we manufacture and sell products and systems, most of the value that we provide is labor oriented, such as design, engineering, assembly and test activities. In manufacturing our products, we use our own production capabilities as well as a base of third-party suppliers and subcontractors. Certain aspects of our manufacturing activities require relatively scarce raw materials; occasionally, we have experienced difficulty in our ability to procure raw materials, components, sub-assemblies and other supplies required in our manufacturing process.
Regulatory

Federal Communications Commission
The regulations, policies and guidance issued by the Federal Communications Commission (“FCC”) apply to the operation of our spacecraft. When we communicate with our spacecraft using any part of the electromagnetic spectrum, we are operating a space station to which FCC regulations apply. Operators of regulated space stations are required to hold and maintain compliance with proper licenses throughout the duration of any given mission. We are currently preparing an FCC license application in connection with the Archinaut One program.

The FCC recently enacted a new set of licensing guidelines for small satellites and related systems that may apply to future spacecraft. As a result, we may face a transition to the small satellite licensing guidelines. Additionally, the FCC is currently considering additional rules which could change the operational, technical and financial requirements for commercial space operators subject to U.S. jurisdiction. If these, proposed rules become final, they could change system design and financial costs in order to comply with or secure new Redwire spectrum licensure.

National Oceanic and Atmospheric Administration
Redwire spacecraft will operate with space-qualified photographic equipment installed. While primarily intended to function as mission assurance tools, these cameras may be capable of capturing incidental Earth imagery while in orbit. As such, these cameras may be subject to the licensing requirements and regulations of National Oceanic and Atmospheric Association’s (“NOAA") Commercial Report Sensing Regulatory Affairs (“CRSRA”) office. We are currently assessing the applicability of NOAA’s licensing requirements and exclusions in connection with the Archinaut One program.

The Federal Aviation Administration
As a participant in launch activities, we are indirectly subject to the license requirements of the Federal Aviation Administration’s (“FAA”) Office of Commercial Space Transportation (“AST”). The FAA regulates the airspace of the United States, through which launch vehicles must fly during launch to orbit. The AST office predominantly processes launch license requests submitted by launch vehicle operators, which include information on the constituent payloads flying on any given mission. As a result, reviews of our payloads by AST will occur during, for example, the processing of a launch vehicle provider launch license.

International Traffic in Arms Regulations and Export Controls
Our orbital infrastructure business is subject to, and we must comply with, stringent U.S. import and export control laws, including the International Traffic in Arms Regulations (“ITAR”) and Export Administration Regulations (“EAR”) of the Bureau of Industry and Security of the U.S. Department of Commerce. The ITAR generally restricts the export of hardware, software, technical data and services that have defense or strategic applications. The EAR similarly regulates the export of hardware, software and technology that has commercial or “dual-use” applications (i.e., for both military and commercial applications) or that have less sensitive military or space-related applications that are not subject to the ITAR. The regulations exist to advance the national security and foreign policy interests of the United States.
Human Capital
We are committed to technical excellence and mission success which is reinforced by our core values:
•Integrity: We stand for honesty, fairness, and commitment in all that we do, and an uncompromising adherence to ethical behavior.
•Innovation: We are change agents. We find new ways to solve our customers’ most challenging problems. Our thought leadership will create new opportunities for better ways to accomplish our goals.
•Impact: We will have a positive impact on our industry, community, nation and humanity. We focus on solving important problems that will shape future outcomes in a positive way.
•Inclusion: We believe in the value of diverse perspectives. Individuals from all backgrounds, experiences and skill sets are needed to make Redwire successful. We value each other.
•Excellence: We are focused professionals who are committed to delivering results.

We strive to be the employer of choice in the space community. As of December 31, 2021, we had 606 employees, all of whom are based in the United States and Luxembourg.

We have established and experienced human resources team that is leading this effort. Most of our employees fall into one or more of the following categories: (a) graduates from well-regarded engineering universities with a desire to make a long-term impact, (b) experienced engineers from other aerospace companies who are excited about the ongoing innovation and industry transformations that we believe we are driving, and (c) founders and employees from companies we have acquired. Many of these employees are highly accomplished in their fields and earned advanced degrees in concentrations such as aerospace engineering, mechanical engineering, physics, chemistry, robotics and astronomy.

Recruitment
Based on existing programs, we are planning to increase the size of our workforce by approximately one third to support already contracted work. We have established an experienced talent acquisition team and anticipate that we will be able to achieve this goal based on our past record. Our recruitment efforts have been successful over the past year leading to approximately 34% of our current employees having been hired in the previous twelve months.

As we continue to grow, we are increasing our recruiting capacity by expanding our talent acquisition team of professionals and enhancing internal incentives for recruitment. In addition, we are continuing to develop our compensation and benefits programs to compete for talent in a tight labor market. One particular recruitment advantage the Company has is the ability to offer equity participation through the Redwire Corporation 2021 Omnibus Incentive Plan. This program encourages the “founder mentality” we hope all of our employees maintain.

Diversity and Inclusion
Redwire is committed to recruiting, retaining and promoting a diverse workforce. We support several organizations supporting diversity in the aerospace field, such as: the Brooke Owens Fellowship, the Matthew Isakowitz Fellowship, and the ZED Factor Fellowship program. At Redwire, Inclusion is a core value. We are implementing programs that celebrate the diversity of our workforce and highlight the contributions of under-represented communities. Through our leadership communications, community sponsorships and policy development, we are committed to a culture that promotes diversity and inclusion throughout the company and our industry.

Compensation and Benefits
We strive to offer competitive salaries and benefits. Management monitors the changing labor conditions at a national and local level and adjusts compensation packages in order to attract and retain high performing individuals. The Company offers short- and long-term incentive programs, a defined contribution plan, healthcare benefits, flexible paid time off as well as employee assistance programs. The Company’s incentives programs are intended to motivate and reward strong performance.

Support for Our Employees During the COVID-19 Pandemic
The Company has been actively engaged in promoting the health and welfare of our employees during the COVID-19 pandemic. A COVID-19 task force was created and met regularly to implement COVID-19 health protocols in compliance with federal, state and local recommendations. During the height of the pandemic, employees were permitted to work remotely when possible. Management also implemented changes to physical office layouts and work schedules as well as encouraged masking, vaccination and social distancing to ensure our employees remained protected from illness. Management continues to monitor cases of exposure and contagion on a weekly basis to respond quickly to COVID-19 incidents as they occur.
Available Information
Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.redwirespace.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. The information contained on the Company’s website is not included in, nor incorporated by reference into, this Annual Report on Form 10-K.

Item 1A. Risk Factors

Readers should carefully consider the following risk factors, together with all of the other information included in this Annual Report on Form 10-K. The risks and uncertainties described herein may not be the only ones facing the Company and are not organized in order of priority. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also adversely affect the Company’s business. If any of the following risks and uncertainties develop into actual events, it could affect the Company’s business, financial condition, or results of operations, cause the trading price of the Company’s common stock to decline, or cause actual results to differ materially from those expected.

Risk Factors Summary

Some of the principal risks that may impact our business and results of operations are listed below:

Business and Industry Risks
•our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter;
•our ability to grow our business depends on the successful development and continued refinement of many of our proprietary technologies, products, and service offerings;
•competition with existing or new companies could cause downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share;
•if we are unable to successfully integrate our recently completed and pending acquisitions or successfully select, execute or integrate future acquisitions into the business, our operations and financial condition could be materially and adversely affected;
•matters relating to or arising from our Audit Committee investigation, including regulatory investigations and proceedings, litigation matters, and potential additional expenses, may adversely affect our business and results of operations;
•the COVID-19 pandemic could continue to adversely affect our business;
•unsatisfactory performance of our products and services could have a material adverse effect on our business, financial condition and results of operations;
•the market for in-space infrastructure services has not been established with precision, is still emerging and may not achieve the growth potential that we expect or may grow more slowly than expected;
•we may in the future invest significant resources in developing new offerings and exploring the application of our technologies for other uses and those opportunities may never materialize;
•we may not be able to convert our orders in backlog into revenue;
•a portion of our business model is related to the in-space manufacture and robotic assembly of space structures, a technology that is still in development and has not been fully validated through in-space deployment and testing;
•our reliance on third-party launch vehicles to launch our spacecraft and customer payloads into space;

Government Contract Risks
•we are subject to the requirements of the National Industrial Security Program Operating Manual (“NISPOM”) for our facility security clearance, which is a prerequisite to our ability to perform on classified contracts for the U.S. government;
•the U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year and consequently having to shut down or operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution,” could have an adverse impact on our business, financial condition, results of operations and cash flows;

•we depend significantly on U.S. government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited;

Regulatory Risks
•we are subject to stringent U.S. economic sanctions, and trade control laws and regulations;
•we have government customers, which subjects us to risks including early termination, audits, investigations, sanctions and penalties;
•if we fail to adequately protect our intellectual property rights, our competitive position could be impaired and our intellectual property applications for registration may not be issued or registered;

Public Company Risks
•our management team has limited experience managing a public company;
•if we were to identify additional material weaknesses or other deficiencies, or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately and timely report our financial results, in which case our business may be harmed and investors may lose confidence in the accuracy and completeness of our financial reports;

Debt Related Risks
•our level of indebtedness and the potential need for substantial funding to finance our operations, which may not be available when we need it, on acceptable terms or at all;
•we may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all;

General Risks
•our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Risks Relating to the Company’s Business and Industry

Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter. Risks and challenges we have faced or expect to face include our ability to:
•forecast our revenue and budget for and manage our expenses;
•attract new customers and retain existing customers;
•effectively manage our growth and business operations, including planning for and managing capital expenditures for our current and future space and space-related systems and services, managing our supply chain and supplier relationships related to our current and future product and service offerings, and integrating acquisitions;
•comply with existing and new or modified laws and regulations applicable to our business, including the impact of Small Business Innovation Research (“SBIR”) and other small business set aside ineligibility of newly acquired entities;
•anticipate and respond to macroeconomic changes and changes in the markets in which we operate;
•maintain and enhance the value of our reputation and brand;
•develop and protect intellectual property; and
•hire, integrate and retain talented people at all levels of our organization.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more developed market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, is incorrect or changes or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.
Our ability to grow our business depends on the successful development and continued refinement of many of our proprietary technologies, products, and service offerings, which are subject to many uncertainties, some of which are beyond our control.
The market for our products and services is characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments would result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from providing innovative products, engineering services and manufacturing and technical solutions that are based upon today’s leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to develop and market product and service offerings that respond in a timely manner to the technological advances of our customers, evolving industry standards and changing customer preferences. We may not be successful in identifying, developing and marketing products or systems that respond to rapid technological change, evolving technical standards and systems developed by others.
We believe that, in order to remain competitive in the future, we will need to continue to invest significant financial resources to develop new offerings and technologies or to adapt or modify our existing offerings and technologies, including through internal research and development, acquisitions and joint ventures or other teaming arrangements. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new offerings and technologies or identification of and expansion into new markets. Due to the design complexity of our products, we may, in the future, experience delays in completing the development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our products will develop or continue to expand or that we will be successful in newly identified markets as we currently anticipate. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business or fund other liquidity needs and our business prospects, financial condition and results of operations could be materially and adversely affected. Furthermore, we cannot be sure that our competitors will not develop competing technologies that gain market acceptance in advance of our products.
We also rely on our customers to fund/co-fund development of new offerings and technologies. If our customers reduce their investments, that may impact our ability to bring new products and services to market and/or increase the investment that is necessary for the Company to make in order to remain competitive, either of which could have a material adverse effect on our business, results of operations and financial condition.
Additionally, the possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. If we fail in our new product development efforts or our products or services fail to achieve market acceptance more rapidly as compared to our competitors, our ability to procure new contracts could be negatively impacted, which could negatively impact our results of operations and financial condition.
Competition from existing or new companies could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share.
We operate in highly competitive markets and generally encounter intense competition to win contracts from many other firms, including lower and mid-tier federal contractors with specialized capabilities, large defense contractors and the federal government. Additionally, our markets are facing increasing industry consolidation, resulting in larger competitors who have more market share putting more downward pressure on prices and offering a more robust portfolio of products and services. We are subject to competition based upon product design, performance, pricing, quality, and services. Our product performance, engineering expertise, and product quality have been important factors in our growth. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products. Many of our customers and potential customers have the capacity to design and internally manufacture products that are similar to our products. We face competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research, product development, and manufacturing versus outsourcing. Our defense prime contractor customers could decide to pursue one or more of our product development areas as a core competency and insource that technology development and production rather than purchase that capability from us as a supplier. This competition could result in fewer customer orders and a loss of market share.
Our primary competitors for satellite manufacturing contracts include Blue Canyon Technologies, Inc., York Space Systems and Tyvak Nano-Satellite Systems, Inc. We may also face competition in the future from emerging low-cost competitors in Europe, India, Russia and China. Competition in our guidance, navigation and control business is highly diverse, and while our competitors offer different products, there is often competition for contracts that are part of governmental budgets. Our major existing and potential competitors for our guidance, navigation and control business include Ball Aerospace & Technologies Corp., Space Micro Inc. and

Bradford Space Inc. Our major existing competitor for our deployables business is Northrop Grumman Corporation and M.M.A. Design, LLC and our major and existing competitors for in-space manufacturing are Amergint Technologies and Maxar Technologies.
In addition, some of our foreign competitors currently benefit from, and others may benefit in the future from, protective measures by their home countries where governments are providing financial support, including significant investments in the development of new technologies. Government support of this nature greatly reduces the commercial risks associated with aerospace technology development activities for these competitors. This market environment may result in increased pressures on our pricing and other competitive factors.
We believe our ability to compete successfully in designing, engineering and manufacturing our products and services at significantly reduced cost to customers does and will depend on a number of factors, which may change in the future due to increased competition, our ability to meet our customers’ needs and the frequency and availability of our offerings. If we are unable to compete successfully, our business, financial condition and results of operations would be adversely affected.
As part of growing our business, we have and may make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business, results of operations and financial condition could be materially adversely affected, and our stock price could decline.
Since our inception in 2020, we have made a number of acquisitions and, to date, we have limited experience operating such acquisitions, having begun the integration of acquired technology and personnel only recently. Failure to successfully identify, complete, manage and integrate acquisitions, including the acquisitions that we have made since our inception could materially and adversely affect our business, financial condition and results of operations and could cause the Company’s stock price to decline.
From time to time, we may undertake acquisitions to add new products and technologies, acquire talent, gain new sales channels or enter into new markets or sales territories. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, and a failure to obtain such approvals and licenses could result in delays and increased costs, and may disrupt our business strategy. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key personnel, customers, vendors and suppliers require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.
Any acquisitions, partnerships or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
From time to time, we may evaluate potential strategic acquisitions of businesses, including partnerships or joint ventures with third parties. We may not be successful in identifying acquisition, partnership and joint venture candidates. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. Further, depending on market conditions, investor perceptions of the Company and other factors, we might not be able to obtain financing on acceptable terms, or at all, to implement any such transaction. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.
We may not be able to maintain or increase profitability or positive cash flow.
We expect our operating expenses to increase over the next several years as we scale our operations, increase research and development efforts relating to new offerings and technologies, and hire more employees. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or increasing profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

Matters relating to or arising from our Audit Committee investigation, including regulatory investigations and proceedings, litigation matters, and potential additional expenses, may adversely affect our business and results of operations. We may also become involved in litigation from time to time that may materially adversely affect us.
On November 5, 2021, the Company was notified of potential accounting issues with a business unit by an employee in connection with his resignation. Management promptly informed the independent Audit Committee and its independent registered public accounting firm. The timing of the investigation prevented the timely filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. The Audit Committee promptly engaged independent, external legal and accounting firms to complete an independent investigation. After completing its investigation, the Audit Committee concluded that the potential issues raised by the former employee did not require a restatement or adjustment of the Company’s previously issued consolidated financial statements relating to any prior periods. Additionally, there were no modifications to any previously announced non-GAAP financial information previously disclosed by the Company. However, the results of the investigation confirmed the existence of previously identified internal control deficiencies as well as identified certain additional internal control deficiencies. Please refer to Item 9A, Controls and Procedures for additional information related to matters that were determined to represent material weaknesses in internal control over financial reporting. The Company self-reported this matter to the Securities and Exchange Commission (“SEC”) on November 8, 2021 and intends to continue to cooperate with any requests from the SEC.

Additionally, on December 17, 2021, the Company, our CEO, Peter Cannito, and, our CFO, William Read, were named as defendants in a putative class action complaint filed in the United States District Court for the Middle District of Florida. In the complaint, the plaintiff alleges that the Company and certain of its directors and officers made misleading statements and/or failed to disclose material facts about the Company’s business, operations, and prospects, allegedly in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Securities Exchange Act of 1934. As relief, the plaintiffs are seeking, among other things, compensatory damages. The defendants believe the allegations are without merit and intend to defend the suit vigorously. However, given the early stage of the proceedings, a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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
The COVID-19 pandemic, has and may continue to adversely affect our business.
The global spread of COVID-19 has disrupted certain aspects of our operations and may adversely impact our business operations and financial results, including our ability to execute on our business strategy and goals. Specifically, the continued spread of COVID-19 and related precautionary measures have resulted in delays or disruptions in our supply chain; delays in the launch or execution of certain of our customers’ projects; and a decrease of our operational efficiency in the development of our systems, products, technologies and services. We continue to take measures within our facilities to ensure the health and safety of our employees, which include the creation of a task force to implement COVID-19 protocols in compliance with federal, state and local recommendations, encouraging masking and vaccination, rearranging facilities and work schedules to follow social distancing protocols and undertaking regular and thorough disinfecting of surfaces and tools. However, there can be no assurances that these measures will prevent disruptions due to COVID-19 within our workforce. These measures have also resulted in the reduction of operational efficiency within our impacted workforce, and we expect they will continue to do so.
The pandemic has also resulted in, and may continue to result in, significant disruption and volatility of global financial markets. This disruption and volatility may adversely impact our ability to access capital, which could in the future negatively affect our liquidity and capital resources. Given the rapid and evolving nature of the impact of the virus, responsive measures taken by governmental authorities and the continued uncertainty about its impact on society and the global economy, we cannot predict the extent to which it will affect our operations, particularly if these impacts persist or worsen over an extended period of time. To the extent COVID-19 adversely affects our business operations and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Adverse publicity stemming from any incident involving us, our customers, users of our products and services, other operators in the space sector or our competitors could have a material adverse effect on our business, financial condition and results of operations.
We are at risk of adverse publicity stemming from any public incident involving our company, our customers, users of our products and services, other operators in the space sector, our competitors, our people or our brand. If certain of our products and services are sold to customers, and such customers were to be involved in a public incident, accident or catastrophe this could create an adverse public perception of spaceflight and result in decreased customer demand for spaceflight experiences, which could cause a material adverse effect on our business, financial conditions and results of operations. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident or catastrophe. In the event that our insurance is inapplicable or not adequate, we may be forced to bear substantial losses from any such incident, accident or catastrophe.
If we are unable to adapt to and satisfy customer demands in a timely and cost-effective manner, our ability to grow our business may suffer.
The success of our business depends in part on effectively designing, producing and engineering developmental technologies related to satellites and space structures, testing of sensors and cameras/trackers used in space and satellite applications, providing engineering services and aerospace product development and developing products for deployable structure systems, thermal management systems and advanced manufacturing in the aerospace industry. If for any reason we are unable to continue to manufacture, design and develop technologies as planned or provide the services and products that our customers expect from us, this could have a material adverse effect on our business, financial condition and results of operations. If our current or future product and service offerings do not meet expected performance or quality standards, including with respect to customer safety and satisfaction, this could cause operational delays. In addition, any delay in manufacturing new products as planned could increase costs and cause our products and services to be less attractive to potential new customers. Further, certain government bodies may have priority with respect to the use of our products and services for national defense reasons, which may impact our cadence of producing and selling products and services to other customers. Any production, operational or manufacturing delays or other unplanned changes to our ability to design, develop and manufacture our products or offer our services could have a material adverse effect on our business, financial condition and results of operations.
Our business involves significant risks and uncertainties that may not be covered by insurance or indemnity.
A significant portion of our business relates to designing, developing, engineering and manufacturing advanced space technology products and systems. New technologies may be untested or unproven. Failure of some of these products and services could result in extensive property damage. Accordingly, we may incur liabilities that are unique to our products and services.
We endeavor to obtain insurance coverage from established insurance carriers to cover these risks and liabilities consistent with industry norms. However, the amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities. Existing coverage may be canceled while we remain exposed to the risk and it is not possible to obtain insurance to protect against all operational risks, natural hazards and liabilities.
We have historically insured certain of our products to the extent that insurance was available on acceptable premiums and other terms. The insurance proceeds received in connection with a partial or total loss of the functional capacity of certain of our products would not be sufficient to cover the replacement cost, if we choose to do so, of such products. In addition, this insurance will not protect us against all losses to our products due to specified exclusions, deductibles and material change limitations and it may be difficult to insure against certain risks, including on orbit performance of an overall system or portion of such a system. In addition, problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions or materials and components could prevent us from achieving contractual requirements. In many circumstances, we may receive indemnification from the U.S. government. We generally do not receive indemnification from foreign governments.
The price and availability of insurance fluctuate significantly. Although we have historically been able to obtain insurance coverage, we cannot guarantee that we will be able to do so in the future. Any determination we make as to whether to obtain insurance coverage will depend on a variety of factors, including the availability of insurance in the market, the cost of available insurance and other factors. Insurance market conditions or factors outside our control at the time we are in the market for the required insurance, such as unrelated launch failures and on-orbit failures, could cause premiums to be significantly higher than current estimates and could reduce amounts of available coverage. The cost of our insurance has been increasing and may continue to increase. Higher premiums on insurance policies will reduce our operating income by the amount of such increased premiums. If the terms become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain or we may not be able to obtain insurance at all.
In addition, any accident or incident for which we are liable, even if fully insured, could negatively affect our standing with our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future. Any disruption of our ability to operate our business could result in a material decrease in our revenues or significant additional costs to replace, repair or insure our assets, which could have a material adverse impact on our financial condition and results of operations.

If we fail to respond to commercial industry cycles in terms of our cost structure, manufacturing capacity, and/or personnel needs, our business could be seriously harmed.
The timing, length, and severity of the up-and-down cycles in the commercial space, defense, space and space related industries are difficult to predict. The cyclical nature of the industries in which we operate affects our ability to accurately predict future revenue, and in some cases, future expense levels. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in orders but also a weakening of their financial condition that could impair our ability to recognize revenue or to collect on outstanding receivables. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. We must be in a position to adjust our cost and expense structure to reflect prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, then our business could be seriously harmed. In addition, during periods of rapid growth, we must be able to increase engineering and manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.
Any delays in the development, design, engineering and manufacturing of our products and services may adversely impact our business, financial condition and results of operations.
We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture, production, delivery and servicing ramp of our systems, products, technologies, services, and related technology, including on account of the global COVID-19 health crisis. If delays like this arise or recur, if our remediation measures and process changes do not continue to be successful or if we experience issues with planned manufacturing improvements or design and safety, we could experience issues or delays in increasing production further.
If we encounter difficulties in scaling our delivery or servicing capabilities, if we fail to develop and successfully commercialize our products and services, if we fail to develop such technologies before our competitors, or if such technologies fail to perform as expected, are inferior to those of our competitors or are perceived to offer less mission assurance than those of our competitors, our business, financial condition and results of operations could be materially and adversely impacted.
Unsatisfactory performance of our products and services could have a material adverse effect on our business, financial condition and results of operation.
We manufacture, design and engineer highly sophisticated systems, products, technologies and services and offer onsite engineering services and aerospace product development that depends on complex technology. While we have built operational processes to ensure that the design, manufacture, performance and servicing meet rigorous performance goals, there can be no assurance that we will not experience operational or process failures and other problems, including through manufacturing or design defects, operator error, cyber-attacks or other intentional acts, that could result in potential safety risks. Any actual or perceived safety or mission assurance issue may result in significant reputational harm to our businesses, in addition to tort liability, maintenance, increased mission assurance infrastructure and other costs that may arise. Such issues with our products and services could result in our customers’ delaying or cancelling planned missions, increased regulation or other systemic consequences. Our inability to meet our mission assurance standards or adverse publicity affecting our reputation as a result of accidents, mechanical failures, damages to customer property could have a material adverse effect on our business, financial condition and results of operation.
Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts. Our profits may decrease and/or we may incur significant unanticipated costs if we do not accurately estimate the costs of these engagements.
We generate revenue through various fixed-price, cost-plus and time-and-material contracts. A significant number of our arrangements with our customers are on fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials or other basis. These fixed-price contracts allow us to benefit from cost savings, but subject us to the risk of potential cost overruns, particularly for firm fixed-price contracts because we assume all of the cost burden. If our initial estimates are incorrect, we can lose money on these contracts. U.S. government contracts can expose us to potentially large losses because the U.S. government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, a significant increase in inflation in the U.S. or other countries, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition, and results of operations. We are consistently entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has occasionally resulted in losses on those contracts. We could experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition, and results of operations.
Our cash flow and profitability could be reduced if expenditures are incurred prior to the final receipt of a contract.
We provide various professional services, specialized products, and sometimes procure equipment and materials on behalf of our customers under various contractual arrangements. From time to time, in order to ensure that we satisfy our customers’ delivery requirements and schedules, we may elect to initiate procurement in advance of receiving final authorization from the government customer or a prime contractor. In addition, from time to time, we may build production units in advance of receiving an anticipated contract award. If our government or prime contractor customer’s requirements should change or if the government or the prime contractor should direct the anticipated procurement to another contractor, or if the anticipated contract award does not materialize, or if the equipment or materials become obsolete or require modification before we are under contract for the procurement, our investment in the equipment or materials might be at risk if we cannot efficiently resell them. This could reduce anticipated earnings or result in a loss, negatively affecting our cash flow and profitability.
Our products are complex, and undetected defects may increase our costs, harm our reputation with customers or lead to costly litigation.
Our products are extremely complex and must operate successfully with complex products of our customers and their other vendors. Our products may contain undetected errors when first introduced or as we introduce product upgrades. The pressures we face to be the first to market new products or functionality and the elapsed time before our products are integrated into our customers’ systems increases the possibility that we will offer products in which we or our customers later discover problems. We have experienced new product and product upgrade errors in the past and expect similar problems in the future. These problems may cause us to incur significant warranty costs and costs to support our service contracts and divert the attention of personnel from our product development efforts. Also, hostile third parties or nation states may try to install malicious code or devices into our products or software. Undetected errors may adversely affect our product’s ease of use and may create customer satisfaction issues. If we are unable to repair these problems in a timely manner, we may experience a loss of or delay in revenue and significant damage to our reputation and business prospects. Many of our customers rely upon our products for mission-critical applications. Because of this reliance, errors, defects, or other performance problems in our products could result in significant financial and other damage to our customers. Our customers could attempt to recover those losses by pursuing products liability claims against us which, even if unsuccessful, would likely be time-consuming and costly to defend and could adversely affect our reputation.
The market for in-space infrastructure services has not been established with precision, is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.
A substantial portion of our business involves in-space infrastructure services, the market for which has not been established with precision as the commercialization of space is a relatively new development and is rapidly evolving. Our estimates for the total addressable markets for in-space infrastructure services are based on a number of internal and third-party estimates, including our current backlog, assumed prices at which we can offer services, assumed frequency of service, our ability to leverage our current manufacturing and operational processes and general market conditions. While we believe our assumptions and the data underlying our estimates of the total addressable markets for in-space infrastructure services are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable markets for in-space infrastructure services, as well as the expected growth rate for the total addressable market for those products and services, may prove to be incorrect, which could have a material adverse effect on our business, financial condition and results of operation.
We may in the future invest significant resources in developing new offerings and exploring the application of our technologies for other uses and those opportunities may never materialize.
While our primary focus for the foreseeable future will be on our satellite design/manufacturing, satellite component and subsystem design/manufacturing, guidance, navigation and control, and deployables businesses, we may invest significant resources in developing new technologies, services, products and offerings. However, we may not realize the expected benefits of these investments. In addition, we expect to explore the application of our proprietary technologies for other commercial and government uses, including those that are Earth-based. These anticipated technologies, however, are unproven and these products or technologies may never materialize or be commercialized in a way that would allow us to generate ancillary revenue streams. Relatedly, if such technologies become viable offerings in the future, we may be subject to competition from our competitors within the space-infrastructure industry, some of which may have substantially greater monetary and knowledge resources than we have and expect to have in the future to devote to the development of these technologies. Such competition or any limitations on our ability to take advantage of such technologies could impact our market share, which could have a material adverse effect on our business, financial condition and results of operations.
Such research and development initiatives may also have a high degree of risk and involve unproven business strategies and technologies with which we have limited operating or development experience. They may involve claims and liabilities (including, but not limited to, personal injury claims), expenses, regulatory challenges and other risks that we may not be able to anticipate. There can be no assurance that consumer demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. Further, any such research and development efforts could distract management from current operations, and would divert capital and other resources from our more established offerings and technologies. Even if we were to be successful in developing new products, services, offerings or technologies, regulatory authorities may subject us to new rules or restrictions in response to our innovations that may increase our expenses or prevent us from successfully commercializing new products, services, offerings or technologies.
We may not be able to convert our orders in backlog into revenue.
As of December 31, 2021, our backlog consisted of $139.7 million in customer contracts. However, many of these contracts are cancellable by customers for convenience. In the event of a cancellation for convenience, we are generally entitled to be compensated for the work performed up to the date of cancellation. The remaining amounts may not be collected in this situation.
In addition, backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenues. Furthermore, some contracts comprising the backlog are for services scheduled many years in the future, and the economic viability of customers with whom we have contracted is not guaranteed over time. As a result, the contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenues, if any, on projects included in backlog could change because many factors affect the scheduling of missions and adjustments to contracts may also occur. The failure to realize some portion of our backlog could adversely affect our revenues and gross margins. Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition and changes in estimates are likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.
A portion of our business model is related to the in-space manufacture and robotic assembly of space structures. The technology for these processes is still in development and has not been fully validated through in-space deployment and testing. If we are unable to develop and validate such technology or technology for other planned services, our operating results and business will be materially adversely affected.
While we plan to initially develop technologies related to additive manufacturing of on-orbit satellites and structures at costs significantly lower than our competitors, the success of our business is in large part dependent on our ability to develop more powerful and efficient in-space manufacturing technology and space-capable robotics. This technology is currently under development and may take longer than anticipated to materialize, if at all, and may never be commercialized in a way that would allow us to generate revenue from the sale of these services and offerings. Relatedly, if such technologies become viable in the future, we may be subject to increased competition, and some competitors may have substantially greater monetary and knowledge resources than we have and expect to have in the future to devote to the development of these technologies. If we fail to successfully complete the development and validate this technology through actual deployment and testing of such technology, experience any delays or setbacks in the development of this technology, or encounter difficulties in scaling our manufacturing or assembly capabilities, we may not be able to fully realize our business model and our financial results and prospects would be materially adversely affected.
We are dependent on third-party launch vehicles to launch our spacecraft and customer payloads into space.
Currently there are only a handful of companies who offer launch services, and if this sector of the space industry does not grow or there is consolidation among these companies, we may not be able to secure space on a launch vehicle or such space may be more costly.
We are dependent on third-party launch vehicles to deliver our systems, products and technologies into space. If the number of companies offering launch services or the number of launches does not grow in the future or there is a consolidation among companies who offer these services, this could result in a shortage of space on these launch vehicles, which may cause delays in our ability to meet our customers’ needs. Additionally, a shortage of space available on launch vehicles may cause prices to increase or cause delays in our ability to meet our customers’ needs. Either of these situations could have a material adverse effect on our results of operations and financial condition.

Further, in the event that a launch is delayed, our timing for recognition of revenue may be impacted depending on the length of the delay and the nature of the contract with the customers with payloads on such delayed flight.
Such a delay in recognizing revenue could materially impact our financial statements or result in negative impacts to our earnings during a specified time period, which could have a material effect on our results of operations and financial condition.
We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
If our operations continue to grow as planned, of which there can be no assurance, we will need to expand our sales and marketing, research and development, customer and commercial strategy, products and services, supply, and manufacturing functions. We will also need to continue to leverage our manufacturing and operational systems and processes, and there is no guarantee that we will be able to scale the business and the manufacture of systems, products, technologies and services as currently planned or within the planned timeframe. The continued expansion of our business may also require additional manufacturing, design and operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations for the manufacture, design and testing of our systems, products, technologies and services.
Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring and training employees, finding manufacturing capacity to design, test and produce our vehicles, spaceflight technology and related equipment, and delays in production. These difficulties may divert the attention of management and key employees and impact financial and operational results. If we are unable to drive commensurate growth, these costs, which include lease commitments, headcount and capital assets, could result in decreased margins, which could have a material adverse effect on our business, financial condition and results of operations.
We may experience a total loss of our technology and products and our customers’ payloads if there is an accident on launch or during the journey into space, and any insurance we have may not be adequate to cover our loss.
Although there have been and will continue to be technological advances in spaceflight, it is still an inherently dangerous activity. Explosions and other accidents on launch or during the flight have occurred and will likely occur in the future. If such incident should occur, we will likely experience a total loss of our systems, products, technologies and services and our customers’ payloads. The total or partial loss of one or more of our products or customer payloads could have a material adverse effect on our results of operations and financial condition. For some missions, we can elect to buy launch insurance, which can reduce our monetary losses from the launch failure, but even in this case we will have losses associated with our inability to test our technology in space and delays with further technology development.
Our financial results may vary significantly from quarter to quarter.
We expect our revenue and operating results to vary from quarter to quarter. Reductions in revenue in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of our expenses are fixed in the short-term. We may incur significant operating expenses during the start-up and early stages of large contracts and may not be able to recognize corresponding revenue in that same quarter. We may also incur additional expenses when contracts are terminated or expire and are not renewed. We may also incur additional expenses when companies are newly acquired.
In addition, payments due to us from our customers may be delayed due to billing cycles or as a result of failures of government budgets to gain congressional and administration approval in a timely manner. The U.S. government’s fiscal year ends September 30. If a federal budget for the next federal fiscal year has not been approved by that date in each year, our customers may have to suspend engagements that we are working on until a budget has been approved. Any such suspensions may reduce our revenue in the fourth quarter of the federal fiscal year or the first quarter of the subsequent federal fiscal year. The U.S. government’s fiscal year end can also trigger increased purchase requests from customers for equipment and materials. Any increased purchase requests we receive as a result of the U.S. government’s fiscal year end would serve to increase our third or fourth quarter revenue, but will generally decrease profit margins for that quarter, as these activities generally are not as profitable as our typical offerings.
Additional factors that may cause our financial results to fluctuate from quarter to quarter include those addressed elsewhere in this “Risk Factors” section and the following factors, among others:
•the terms of customer contracts that affect the timing of revenue recognition;
•variability in demand for our services and solutions;
•commencement, completion or termination of contracts during any particular quarter;
•timing of shipments and product deliveries;

•timing of award or performance incentive fee notices;
•timing of significant bid and proposal costs;
•the costs of remediating unknown defects, errors or performance problems of our product offerings;
•variable purchasing patterns under blanket purchase agreements and other indefinite delivery/indefinite quantity (“IDIQ”) contracts;
•restrictions on and delays related to the export of defense articles and services;
•costs related to government inquiries;
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;
•strategic investments or changes in business strategy;
•changes in the extent to which we use subcontractors;
•seasonal fluctuations in our staff utilization rates;
•changes in our effective tax rate, including changes in our judgment as to the necessity of the valuation allowance recorded against our deferred tax assets; and
•the length of sales cycles.
Significant fluctuations in our operating results for a particular quarter could cause us to fall out of compliance with the financial covenants related to our debt, which if not waived, could restrict our access to capital and cause us to take extreme measures to pay down the debt, if any, under the Adams Street Credit Agreement.
Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed-price contracts in our total contract mix.
Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings and operating efficiencies. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins and generally are the least profitable of our contract types. Our U.S. Government customers typically determine what type of contract we enter into. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer. Our operating results may also suffer to the extent we have a contract mix that is focused on developmental projects, which are typically at lower profit margins as compared to margins on production projects.
Our systems, products, technologies and services and related equipment may have shorter useful lives than we anticipate.
Our growth strategy depends in part on developing systems, products, technologies and services. These reusable systems, products, technologies and services and other space related technology and systems will have a limited useful life. While we intend to design our products and technologies for a certain lifespan, which corresponds to a number of cycles, there can be no assurance as to the actual operational life of a product or that the operational life of individual components will be consistent with its design life. A number of factors will impact the useful lives of our products and systems, including, among other things, the quality of their design and construction, the durability of their component parts and availability of any replacement components, and the occurrence of any anomaly or series of anomalies or other risks affecting the technology during launch and in orbit. In addition, any improvements in technology may make our existing products, designs or any component of our products prior to the end of its life obsolete. If our systems, products, technologies and services and related equipment have shorter useful lives than we currently anticipate, this may lead to delays in increasing the rate of our follow on work and new business, which would have a material adverse effect on our business, financial condition and results of operations. In addition, we are continually learning, and as our engineering and manufacturing expertise and efficiency increases, we aim to leverage this learning to be able to manufacture our products and equipment using less of our currently installed equipment, which could render our existing inventory obsolete. Any continued improvements in spaceflight technology and space related technology may make our existing products or any component of our products obsolete prior to the end of its life. If the space related equipment have shorter useful lives than we currently anticipate, this may lead to delays in the manufacturing and design of space and spaceflight components and may also lead to a delay in commencing additional operations or increasing the rate of our operations, or greater maintenance costs than previously anticipated such that the cost to maintain the products and related equipment may exceed their value, which would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Government Contracts

We are subject to the requirements of the National Industrial Security Program Operating Manual (“NISPOM”) for our facility security clearance, which is a prerequisite to our ability to perform on classified contracts for the U.S. government.
A facility security clearance is required in order to be awarded and perform on classified contracts for the U.S. Department of Defense (“DoD”) and certain other agencies of the U.S. government. As a cleared entity, we must comply with the requirements of NISPOM, and any other applicable U.S. government industrial security regulations.
Certain of our facilities maintain a facility security clearance and many of our employees maintain a personal security clearance in order to access sensitive information necessary to the performance of our work on certain U.S. Government contracts and subcontracts. Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of access to sensitive information, loss of a U.S. Government contract or subcontract, or potentially debarment as a government contractor. Therefore, any failure to comply with U.S. Government security protocols could adversely affect our ability to operate.
If we were to violate the terms and requirements of the NISPOM, or any other applicable U.S. government industrial security regulations (which may apply to us under the terms of classified contracts), we could lose our security clearance. Even if we implement centralized compliance policies, we cannot be certain that we will be able to maintain our security clearance if a breach or violation occurs. If for some reason our security clearance is invalidated or terminated, we may not be able to continue to perform on classified contracts and would not be able to enter into new classified contracts, which could materially adversely affect our business, financial condition, and results of operations.
Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise, or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our profitability and future prospects. Early termination of client contracts or contract penalties could adversely affect our results of operations.
We design, develop, and manufacture technologically advanced and innovative products and services, which are applied by our customers in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and intellectual property rights, labor, inability to achieve learning curve assumptions, manufacturing materials or components could prevent us from meeting requirements. Either we or the customer may generally terminate a contract as a result of a material uncured breach by the other. If we breach a contract or fail to perform in accordance with contractual service levels, delivery schedules, performance specifications, or other contractual requirements set forth therein, the other party thereto may terminate such contract for default, and we may be required to refund money previously paid to us by the customer or to pay penalties or other damages. Even if we have not breached, we may deal with various situations from time to time that may result in the amendment or termination of a contract. These steps can result in significant current period charges and/or reductions in current or future revenue, and/or delays in collection of outstanding receivables and costs incurred on the contract. Other factors that may affect revenue and profitability include inaccurate cost estimates, design issues, unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, and loss of follow-on work.
We rely on a limited number of suppliers for certain raw materials and supplied components. We may not be able to obtain sufficient raw materials or supplied components to meet our manufacturing, design and operating needs, or obtain such materials on favorable terms or at all, which could impair our ability to fulfill our orders in a timely manner or increase our costs of design and production.
Our ability to produce our current and future systems, products, technologies and services and other components of operation is dependent upon sufficient availability of raw materials and supplied components, which we secure from a limited number of suppliers. Global supply chains have recently experienced disruption as a result of industry capacity constraints, material availability and global logistics delays arising from transportation capacity of ocean shipping containers and a prolonged delay in resumption of operations by one or more key suppliers as a result of COVID-19. Our reliance on suppliers to secure raw materials and supplied components exposes us to volatility in the prices and availability of these materials. We may not be able to obtain sufficient supplies of raw materials or supplied components on favorable terms or at all, which could result in delays in the manufacture of our systems, products, technologies and services or increased costs.
In addition, we may in the future experience delays in manufacturing or operation as we go through the requalification process with any replacement third-party supplier, as well as the limitations imposed by the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”), or other restrictions on transfer of sensitive technologies. Moreover, the imposition of tariffs on such raw materials or supplied components could have a material adverse effect on our operations. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost-efficient, timely manner and could cause us to experience cancellations or delays of scheduled missions, customer cancellations or reductions in our prices and margins, any of which could harm our business, financial condition and results of operations.
We use estimates when accounting for certain contracts and changes in these estimates may have a significant impact on our financial results.
Our quarterly and annual sales are affected by a variety of factors that may lead to significant variability in our operating results. We evaluate the contract value and cost estimates for performance obligations at least quarterly, and more frequently when circumstances change significantly. Changes in estimates and assumptions related to the status of certain long-term contracts which could have a material adverse effect on our operating results, financial condition, and/or cash flows.
The U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year and consequently having to shut down or operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution,” could have an adverse impact on our business, financial condition, results of operations and cash flows.
Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the U.S. government, what challenges budget reductions will present for the defense industry and whether annual appropriations bills for all agencies will be enacted for U.S. government fiscal 2022 and thereafter due to many factors, including but not limited to, changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding. The U.S. government’s budget deficit and the national debt could have an adverse impact on our business, financial condition, results of operations and cash flows in a number of ways, including the following:
•The U.S. government could reduce or delay its spending on, reprioritize its spending away from, or decline to provide funding for the government programs in which we participate;
•U.S. government spending could be impacted by alternate arrangements to sequestration, which increases the uncertainty as to, and the difficulty in predicting, U.S. government spending priorities and levels; and
•We may experience declines in revenue, profitability and cash flows as a result of reduced or delayed orders or payments or other factors caused by economic difficulties of our customers and prospective customers, including U.S. federal, state and local governments.
Furthermore, we believe continued budget pressures could have serious negative consequences for the security of the U.S., the defense industrial base and the customers, employees, suppliers, investors and communities that rely on companies in the defense industrial base. Budget and program decisions made in this environment would have long-term implications for the Company and the entire defense industry.
We depend significantly on U.S. government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on our business, financial condition, results of operations and cash flows.
Over its lifetime, a U.S. government program may be implemented by the award of many different individual contracts and subcontracts. The funding of U.S. government programs is subject to U.S. Congressional appropriations. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. Although multi-year contracts may be authorized and appropriated in connection with major procurements, the U.S. Congress generally appropriates funds on a government fiscal year basis. Procurement funds are typically made available for obligation over the course of one to three years. Consequently, programs often initially receive only partial funding, and additional funds are obligated only as the U.S. Congress authorizes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual appropriations process ultimately approved by U.S. Congress and the President of the United States or in separate supplemental appropriations or continuing resolutions, as applicable. The termination of funding for a U.S. government program would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue and increase our overall costs of doing business.
Generally, U.S. government contracts are subject to oversight audits by U.S. government representatives. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenue based on costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments, and we may be required to materially reduce our revenue or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines or suspension or debarment from U.S. Government contracting or subcontracting for a period of time.
In addition, U.S. government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. government’s convenience upon payment only for work done and commitments made at the time of termination. For some contracts, we are a subcontractor and not the prime contractor, and in those arrangements, the U.S. Government could terminate the prime contractor for convenience without regard for our performance as a subcontractor. We can give no assurance that one or more of our U.S. government contracts will not be terminated under those circumstances. Also, we can give no assurance that we would be able to procure new contracts to offset the revenue or backlog lost as a result of any termination of our U.S. government contracts. Because a significant portion of our revenue is dependent on our performance and payment under our U.S. government contracts, the loss of one or more large contracts could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Our U.S. government business also is subject to specific procurement regulations and a variety of socioeconomic and other requirements. These requirements, although customary in U.S. government contracts, increase our performance and compliance costs. These costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, the U.S. government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth and other changes to its procurement practices. These initiatives and changes to procurement practices may change the way U.S. government contracts are solicited, negotiated and managed, which may affect whether and how we pursue opportunities to provide our products and services to the U.S. government, including the terms and conditions under which we do so, which may have an adverse impact on our business, financial condition, results of operations and cash flows. For example, contracts awarded under the DoD’s Other Transaction Authority for research and prototypes generally require cost-sharing and may not follow, or may follow only in part, standard U.S. government contracting practices and terms, such as the Federal Acquisition Regulation (“FAR”) and Cost Accounting Standards.
Failure to comply with applicable regulations and requirements could lead to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment from U.S. government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various laws and regulations, including those related to procurement integrity, export control (including ITAR), U.S. government security, employment practices, protection of the environment, accuracy of records, proper recording of costs and foreign corruption. The termination of a U.S. government contract or relationship as a result of any of these acts would have an adverse impact on our operations and could have an adverse effect on our standing and eligibility for future U.S. government contracts.
The terms of certain of our current and likely future contracts are highly sensitive and we are limited in our ability to disclose such terms.
Our success, in large part, depends on our ability to maintain protection over the terms of certain of our current and likely future contracts and agreements, each of which is a highly negotiated agreement with sensitive information that, if publicly disclosed, would be beneficial for our and our partners’ competitors to learn and harmful to our and our partners’ commercial interests. We are limited in our ability to disclose the terms of these agreements, including terms that may affect our expected cash flows or the value of any collateral, and have taken precautions to protect the disclosure of the sensitive information in such agreements. Therefore, we have not allowed third parties to review the terms of these agreements. If the terms of these agreements were to be disclosed, our ability to compete could be hindered and our relationships with our partners could be damaged, both of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our relationships with our partners could also be damaged, and they may take legal action against us, if they believe that we have disclosed any terms of these agreements without their prior consent.
Disputes with our subcontractors or the inability of our subcontractors to perform, or our key suppliers to timely deliver our components, parts or services, could cause our products, systems or services to be produced or delivered in an untimely or unsatisfactory manner.
We engage subcontractors on many of our contracts. We may have disputes with our subcontractors, including regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract or subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of the personnel of a subcontractor or vice versa or the subcontractor’s failure to comply with applicable law. In addition, there are certain parts, components and services for many of our products, systems, technologies and services that we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impact their ability to supply the materials, components, subsystems and services that we require. Tariffs recently imposed on certain materials and other trade issues may create or exacerbate existing materials shortages and may result in further supplier business closures. Our supply chain could also be disrupted by external events, such as natural disasters or other significant disruptions (including extreme weather conditions, medical epidemics, acts of terrorism, cyber-attacks and labor disputes), governmental actions and legislative or regulatory changes, including product certification or stewardship requirements, sourcing restrictions, product authenticity and climate change or greenhouse gas emission standards, or availability constraints from increased demand from customers. In addition, the ongoing COVID-19 pandemic has resulted in increased travel restrictions and extended shutdown of certain businesses across the globe. These or any further political or governmental developments or health concerns could result in social, economic and labor instability. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products, systems and services to our customers. We can give no assurances that we will be free from disputes with our subcontractors; material supply constraints or problems; or component, subsystems or services problems in the future. Also, our subcontractors and other suppliers may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, which may result in greater product returns, service problems and warranty claims and could harm our business, financial condition, results of operations and cash flows. In addition, in connection with our government contracts, we are required to procure certain materials, components and parts from supply sources approved by the U.S. government and we rely on our subcontractors and suppliers to comply with applicable laws, regulations and other requirements regarding procurement of counterfeit, unauthorized or otherwise non-compliant parts or materials, including parts or materials they supply to us, and in some circumstances, we rely on their certifications as to their compliance. From time to time, there are components for which there may be only one supplier, which may be unable to meet our needs. Each of these subcontractor and supplier risks could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Regulatory Risk Factors

Investments in us may be subject to U.S. foreign investment regulations which may impose conditions on or limit certain investors’ ability to purchase our common stock, potentially making our common stock less attractive to investors. Our investments in U.S. companies may also be subject to U.S. foreign investment regulations.
Under the “Exon-Florio Amendment” to the U.S. Defense Production Act of 1950, as amended (the “DPA”), the U.S. President has the power to disrupt or block certain foreign investments in U.S. businesses if he determines that such a transaction threatens U.S. national security. The Committee on Foreign Investment in the United States (“CFIUS”) has the authority to conduct national security reviews of certain foreign investments. CFIUS may impose mitigation conditions to grant clearance of a transaction. The Foreign Investment Risk Review Modernization Act (“FIRRMA”), enacted in 2018, amended the DPA to, among other things, expand CFIUS’s jurisdiction beyond acquisitions of control of U.S. businesses. Now, CFIUS also has jurisdiction over certain foreign non-controlling investments in U.S. businesses that involve critical technology or critical infrastructure, or that collect and maintain sensitive personal data of U.S. citizens (“TID U.S. Businesses”), if the foreign investor receives specified triggering rights or access in connection with its investment. We are a TID U.S. Business because we develop and design technologies that would be considered critical technologies. Certain foreign investments in TID U.S. Businesses are subject to mandatory filing with CFIUS. The enhanced scrutiny and potential restrictions on the ability of foreign persons to invest in us could limit our ability to engage in strategic transactions that could benefit our shareholders, including a change of control, and could also affect the price that an investor may be willing to pay for our common stock.
We are subject to stringent U.S. economic sanctions, and trade control laws and regulations. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to secure timely U.S. government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operation.
Our business is subject to stringent U.S. trade control laws and regulations as well as economic sanctions laws and regulations. We are required to comply with U.S. export control laws and regulations, including ITAR administered by the U.S. Department of State, the EAR administered by the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”), and economic sanctions administered by the Treasury Department’s Office of Foreign Assets Control (“OFAC”). Similar laws that impact our business exist in other jurisdictions. These foreign trade controls prohibit, restrict, or regulate our ability to, directly or indirectly, export, deemed export, re-export, deemed re-export or transfer certain hardware, technical data, technology, software, or services to certain countries and territories, entities, and individuals, and for end uses. Violations of applicable export control laws, sanctions, and related regulations could result in criminal and administrative penalties, including fines, possible denial of export privileges, and debarment, which could have a material adverse impact on our business, including our ability to enter into contracts or subcontracts for U.S. government customers.
Pursuant to these foreign trade control laws and regulations, we are required, among other things, to (i) maintain a registration under ITAR, (ii) determine the proper licensing jurisdiction and export classification of products, software, and technology, and (iii) obtain licenses or other forms of U.S. government authorization to engage in the conduct of our space-focused business. The authorization requirement includes the need to get permission to release controlled technology to foreign person employees and other foreign persons. In order to comply with these requirements, we must develop and implement centralized sanctions and export control policies that can be quickly adopted by all the Company’s Subsidiaries.
The inability to secure and maintain necessary licenses and other authorizations could negatively impact our ability to compete successfully or to operate our spaceflight business as planned. Any changes in sanctions and export control regulations or U.S. government licensing policy, such as those necessary to implement U.S. government commitments to multilateral control regimes, may restrict our operations. Given the significant discretion the government has in issuing, denying or conditioning such authorizations to advance U.S. national security and foreign policy interests, there can be no assurance we will be successful in our current and future efforts to secure and maintain necessary licenses, registrations, or other U.S. government regulatory approvals. In addition, changes in U.S. foreign trade control laws and regulations, U.S. foreign policy, or reclassifications of our products or technologies, may restrict our future operations.
Our business is subject to a wide variety of additional extensive and evolving government laws and regulations. Failure to comply with such laws and regulations could have a material adverse effect on our business.
We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to our manufacturing in-space operations, employment and labor, health care, tax, privacy and data security, health and safety, and environmental issues. Laws and regulations at the foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. We monitor these developments and devote a significant amount of management’s time and external resources towards compliance with these laws, regulations and guidelines, and such compliance places a significant burden on management’s time and other resources, and it may limit our ability to expand into certain jurisdictions. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition.
Failure to comply with these laws, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, commercial space launches and the operation of any space transport system in the United States require licenses and permits from the Federal Communications Commission (the “FCC”) and review by other agencies of the U.S. government, including the DoD and NASA. License approval can include an interagency review of safety, operational, national security, and foreign policy and international obligations implications, as well as a review of foreign ownership.
Additionally, regulation of our industry is still evolving, and new or different laws or regulations could affect our operations, increase direct compliance costs for us or cause any third-party suppliers or contractors to raise the prices they charge us because of increased compliance costs. For example, the FCC has an open notice of proposed rulemaking relating to mitigation of orbital debris, which could affect us and our operations. Application of these laws to our business may negatively impact our performance in various ways, limiting the collaborations we may pursue, further regulating the export and re-export of our products, services, and technology from the United States and abroad, and increasing our costs and the time necessary to obtain required authorization. The adoption of a multi-layered regulatory approach to any one of the laws or regulations to which we are or may become subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters which may adversely impact our business. We may not be in complete compliance with all such requirements at all times and, even when we believe we are in complete compliance, a regulatory agency may determine that we are not.
We have government customers, which subjects us to risks including early termination, audits, investigations, sanctions and penalties.
We derive a substantial portion of our revenue from contracts with NASA, the U.S. and foreign governments and may enter into additional contracts with the U.S. or foreign governments in the future. This subjects us to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.
Some of our federal government contracts are subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under these contracts. In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:
•specialized disclosure and accounting requirements unique to government contracts;
•financial and compliance audits that may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;
•public disclosures of certain contract and company information; and
•mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.
Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. In addition, if we fail to comply with government contracting laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results.
Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners.
We have implemented compliance controls, training, policies and procedures designed to prevent and detect reckless or criminal acts from being committed by our employees, agents or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), the protection of export controlled or classified information, such as ITAR, false claims, procurement integrity, cost accounting and billing, competition, information security and data privacy and the terms of our contracts. This risk of improper conduct may increase as we continue to grow and expand our operations. We cannot ensure, however, that our controls, training, policies and procedures will prevent or detect all such reckless or criminal acts, and we have been adversely impacted by such acts in the past, which have been immaterial in nature. If not prevented, such reckless or criminal acts could subject us to civil or criminal investigations, monetary and non-monetary penalties and suspension and debarment by the U.S. government and could have a material adverse effect on our ability to conduct business, our results of operations and our reputation. In addition, misconduct involving data security lapses resulting in the compromise of personal information or the improper use of our customer’s sensitive or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation and could adversely impact our ability to continue to contract with the U.S. government.
Failure to comply with federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.
We collect, store, process, and use personal information and other customer data, and we rely in part on third parties that are not directly under our control to manage certain of these operations and to collect, store, process and use payment information. Due to the sensitivity of the personal information and data we and these third parties manage and expect to manage in the future, as well as the nature of our customer base, the security features of our information systems are critical. A variety of federal, state and foreign laws and regulations govern the collection, use, retention, storage, destruction, sharing and security of this information. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. For example, in January 2020, the California Consumer Privacy Act (“CCPA”) took effect, which provides California consumers with enhanced rights to access, correct, delete, and limit the processing of their personal information by companies, and which requires companies doing business in California to implement and maintain operational capabilities to respond to certain requests made by California consumers in respect of such rights. CCPA provides a private right of action for California Consumers whose personal information is improperly disclosed.
We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions. In late 2020, the state of California adopted the California Privacy Rights Act (“CPRA”) ballot initiative, which expands and modifies the CCPA. In 2021, the states of Virginia and Colorado each enacted comprehensive privacy laws that resemble the European Union’s (“E.U.”) General Data Protection Regulation (“GDPR”). The CPRA and the Virginia and Colorado laws will become effective in 2023.

We are also subject to non-U.S. privacy rules and regulations, such as the E.U.’s GDPR, the European e-Privacy Regulation and national laws supplementing GDPR, the Data Protection Act of 2018 (“DPA 18”) in the United Kingdom, and the E.U. Privacy and Electronic Communications Regulation. GDPR and DPA 18 require companies to meet stringent requirements regarding the processing of personal data of individuals located in the European Economic Area (“EEA”). GDPR and DPA 18 also include significant penalties for noncompliance, which may result in monetary penalties of up to the higher of €20.0 million or 4% of a group’s worldwide revenue for the preceding financial year for the most serious violations. The GDPR, DPA 18, and other similar regulations require companies to give specific types of notice and informed consent is required for certain actions, and the GDPR also imposes additional conditions in order to satisfy such consent, such as bundled consents.
We cannot yet determine the impact any future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly. Expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States, the EEA and elsewhere may increase our compliance costs and legal liability.
In addition, a significant data breach or any failure, or perceived failure, by us to comply with any federal, state or foreign privacy or consumer protection-related laws, regulations or other principles or orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, investigations, proceedings, litigation, or enforcement actions against us by governmental entities. This may result in penalties, liabilities or loss, increased compliance or operational costs, or otherwise require us to change our operations and/or cease using certain data sets. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement or payment companies about the incident and may need to provide some form of remedy for the individuals affected by the incident.
We are exposed to risks related to geopolitical and economic factors, laws and regulations and our international business subjects us to numerous political and economic factors, legal requirements, cross-cultural considerations and other risks associated with doing business globally.
Our international business is subject to both U.S. and foreign laws and regulations, including, without limitation, laws and regulations relating to export/import controls, economic sanctions, technology transfer restrictions, government contracts and procurement, data privacy and protection, anti-corruption (including the anti-bribery, books and records, and internal controls provisions of the FCPA governing interactions with foreign government officials), the anti-boycott provisions of the U.S. Export Administration Act, security restrictions and intellectual property. Failure by us, our employees, subsidiaries, affiliates, partners or others with whom we work to comply with any of these applicable laws and regulations could result in administrative, civil, commercial or criminal liabilities, including suspension or debarment from government contracts or suspension of our export/import privileges. New regulations and requirements, or changes to existing ones in the various countries in which we operate can significantly increase our costs and risks of doing business internationally.
Changes in laws, regulations, political leadership and environment, and/or security risks may dramatically affect our ability to conduct or continue to conduct business in international markets, including sales to customers and purchases from suppliers outside the United States. We may also be impacted by shifts in U.S. and foreign national policies and priorities, political decisions and geopolitical relationships, any of which may be influenced by changes in the threat environment, political leadership, geopolitical uncertainties, world events, bilateral and multi-lateral relationships and economic and political factors. Any changes to these policies could impact our operations and/or export authorizations, or delay purchasing decisions or payments and the provision of supplies, goods and services including, without limitation, in connection with any government programs. Current conflicts in the geopolitical environment, including the Russian and Ukrainian conflict, may result in economic instability and political uncertainties that could have a material adverse effect on the timing of the government programs in which we are involved, and consequently our business, operations and profitability.

Global economic conditions and fluctuations in foreign currency exchange rates could also impact our business. For example, the tightening of credit in financial markets outside of the U.S. could adversely affect the ability of our customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products and services or impact the ability of our customers to make payments.
We are increasingly dependent on in-country suppliers and face risks related to their failure to perform in accordance with the contracts and applicable laws, particularly where we rely on a sole source supplier. The occurrence and impact of these factors is difficult to predict, but one or more of them could have a material adverse effect on our financial position, results of operations and/or cash flows.

We are subject to environmental regulation and may incur substantial costs.
We are subject to federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water, greenhouse gases and the management of hazardous substances, oils and waste materials. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and remediate hazardous or toxic substances or petroleum product releases at or from the property. Under federal law, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Compliance with environmental laws and regulations can require significant expenditures. In addition, we could incur costs to comply with such current or future laws and regulations, the violation of which could lead to substantial fines and penalties.
We may have to pay governmental entities or third parties for property damage and for investigation and remediation costs that they incurred in connection with any contamination at our current and former facilities without regard to whether we knew of or caused the presence of the contaminants. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of waste directly attributable to us. Even if more than one person may have been responsible for the contamination, each person covered by these environmental laws may be held responsible for all of the clean-up costs incurred. Environmental liabilities could arise and have a material adverse effect on our financial condition and performance. We do not believe, however, that pending environmental regulatory developments in this area will have a material effect on our capital expenditures or otherwise materially adversely affect its operations, operating costs, or competitive position.
Changes in tax laws or regulations may increase tax uncertainty and adversely affect results of our operations and our effective tax rate.
The Company is subject to taxes in the United States and certain foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions, including the United States, may be subject to change. The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation. In addition, the Company may be subject to income tax audits by various tax jurisdictions. Although the Company believes its income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution by one or more taxing authorities could have a material impact on the results of its operations.
Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local income taxes which could harm our results of operations.
There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. If a state tax authority successfully asserts that our activities give rise to a nexus, we could be subject to state and local taxation, including penalties and interest attributable to prior periods. Such tax assessments, penalties and interest may adversely impact our results of operations.
If we fail to adequately protect our intellectual property rights, our competitive position could be impaired and our intellectual property applications for registration may not issue or be registered, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
Our success depends, in significant part, on our ability to protect our intellectual property rights, including practices, tools, technologies and technical expertise we utilize in designing, developing, manufacturing, implementing and maintaining applications and processes used in our systems, products, technologies and services and related technologies. To date, we have relied on trade secret laws and other intellectual property laws, non-disclosure agreements with our employees, consultants and other relevant persons and other measures to protect our intellectual property, and intend to continue to rely on these and other means. We also try to protect our intellectual property by filing patent applications related to our technology, inventions and improvements that are important to the development of our business. The steps we take to protect our intellectual property may be inadequate. The various patent offices of jurisdictions where we file for protection vary in the amount of time they take to evaluate applications for patents which may affect our ability to protect our intellectual property or to prosecute infringers in a timely fashion.
We currently have various patents in the U.S. and in other jurisdictions and a number of pending patents applications in the U.S. and in other jurisdictions. Our pending patent applications may not result in patents being issued, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. The Company cannot be certain that it is the first inventor of the subject matter to which it has filed a particular patent application, or if it is the first party to file such a patent application. If another party has filed a patent application to the same subject matter that the Company has, the Company may not be entitled to the protection sought by the patent application. The Company also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent. As a result, the Company cannot be certain that the patent applications that it files will be issued. Further, the scope of protection of issued patent claims is often difficult to determine.
The Company’s patents may be challenged, invalidated or circumvented. If our patents are invalidated or found to be unenforceable, we will lose the ability to exclude others from making, using, selling, or importing into the United States the inventions claimed. Moreover, an issued patent does not guarantee us the right to use the patented technology or commercialize a product using that technology. Third parties may have blocking patents that could be used to prevent us from developing our product. Thus, patents that we may own currently or in the future may not allow us to exploit the rights conferred by our intellectual property protection. Even if issued, any future patents may not be issued with claims sufficiently broad to protect our technologies or may not provide us with a competitive advantage against competitors with similar technologies. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create technology that competes with ours. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. Because the Company operates in space, the application of intellectual property laws to orbiting hardware is of particular interest and it should be noted such laws also vary from country to country. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technologies and proprietary information may increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our technology and intellectual property.
We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. The Company’s competitors may also design around the Company’s issued patents, which may adversely affect the Company’s business, prospects, financial condition and operating results. In addition, although we enter into nondisclosure and invention assignment agreements with our employees, enter into non-disclosure agreements with consultants and other parties with whom we have strategic relationships and business alliances and enter into intellectual property assignment agreements with our consultants and vendors, no assurance can be given that these agreements will be effective in controlling access to and distribution of our technology and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products.
Protecting and defending against intellectual property claims may have a material adverse effect on our business.
Our success depends in part upon successful prosecution, maintenance, enforcement and protection of our owned intellectual property. To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our technology, as well as any costly litigation or diversion of our management’s attention and resources, could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations. The results of intellectual property litigation are difficult to predict and may require us to stop using certain technologies or offering certain services or may result in significant damage awards or settlement costs. There is no guarantee that any action to defend, maintain or enforce our owned or licensed intellectual property rights will be successful, and an adverse result in any such proceeding could have a material adverse impact on our business, financial condition, operating results and prospects.
In addition, we may from time to time face allegations that we are infringing, misappropriating, or otherwise violating the intellectual property rights of third parties, including the intellectual property rights of our competitors. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Irrespective of the validity of any such claims, we could incur significant costs and diversion of resources in defending against them, and there is no guarantee any such defense would be successful, which could have a material adverse effect on our business, contracts, financial condition, operating results, liquidity and prospects.
Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could divert the time and resources of our management team and harm our business, our operating results and our reputation.

Reliance on Third Parties and Key Personnel Risk Factors

Data breaches or incidents involving our technology could damage our business, reputation and brand and substantially harm our business and results of operations.
If our data and network infrastructure were to fail, or if we were to suffer an interruption or degradation of services in our data center, third-party cloud, and other infrastructure environments, we could lose important manufacturing and technical data, which could harm our business. Our facilities, as well as the facilities of third-parties that maintain or have access to our data or network infrastructure, are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. In the event that our or any third-party provider’s systems or service abilities on which we rely are hindered by any of the events discussed above, our ability to operate may be impaired. A decision to close facilities without adequate notice, or other unanticipated problems, could adversely impact our operations. Any of the aforementioned risks may be augmented if our or any third-party provider’s business continuity and disaster recovery plans prove to be inadequate. Our data center, third-party cloud, and managed service provider infrastructure also could be subject to break-ins, cyber-attacks, denial of service, sabotage, intentional acts of vandalism and other misconduct, from a spectrum of actors ranging in sophistication from threats common to most industries to more advanced and persistent, highly organized adversaries. Any security breach, including personal data breaches, or incident, including cybersecurity incidents, that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our internal sensitive corporate data, such as financial data, intellectual property, or data related to contracts with commercial or government customers or partners. Such unauthorized access, misuse, acquisition, or modification of sensitive and proprietary data may result in data loss, corruption or unauthorized alteration, interruptions in our operations or damage to our computer hardware or systems or those of our employees and customers. Moreover, negative publicity arising from these types of disruptions could damage our reputation. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service. Significant unavailability of our services due to cyber security attacks or natural disasters could cause users to cease using our services and materially and adversely affect our business, prospects, financial condition and results of operations. A security breach that involves classified information could subject us to civil or criminal penalties, loss of a government contract, loss of access to classified information, or debarment as a government contractor. Similarly, a breach that involves loss of customer-provided data could subject us to loss of a customer, loss of a contract, litigation costs and legal damages, and reputational harm.
We use proprietary software which we have developed in our technology infrastructure, which we seek to continually update and improve. This software supports spacecraft and constellation developers in the design, development, deployment, management, maintenance and cyber protection of their space assets. Replacing such systems is often time-consuming and expensive and can also be intrusive to daily business operations. Further, we may not always be successful in executing these upgrades and improvements, which may occasionally result in a failure of our systems. We may experience periodic system interruptions from time to time. Any slowdown or failure of our underlying technology infrastructure could harm our business, reputation and ability to execute on our business plan, which could materially and adversely affect our results of operations. Our disaster recovery plan or those of our third-party providers may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur.
We are highly dependent on the services of our senior management team and other highly skilled personnel, and if we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
The Company is highly dependent on its full senior management team and on our ability to attract, motivate, develop and retain a sufficient number of other skilled personnel, manufacturing and quality assurance, engineering, design, finance, marketing, sales and support personnel. Certain members of our senior management team have extensive experience in the aerospace industry, and we believe that their depth of experience is instrumental to our continued success. The loss of any one or more members of our senior management team for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business, financial condition and results of operations.
Competition for qualified highly skilled personnel can be strong, and we can provide no assurance that we will be successful in attracting or retaining such personnel now or in the future. Any inability to recruit, develop and retain qualified employees may result in high employee turnover and may force us to pay significantly higher wages, which may harm our profitability or could result in difficulties performing under our contracts if our needs for such employees were unmet. Additionally, we do not carry key man insurance for any of our management executives, and the loss of any key employee or our inability to recruit, develop and retain these individuals as needed, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Indebtedness

We have a substantial amount of debt. Our ability to operate is limited by the agreements governing our debt.
As of December 31, 2021, we had $79.2 million of total debt outstanding and up to $5.0 million of additional borrowing capacity under our revolving credit facility. On March 25, 2022, our existing credit facilities were amended to, among other things, increase commitments under the revolving credit facility to $25.0 million. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future
Our level of debt places significant demands on our cash resources, which could:
•make it more difficult to satisfy our outstanding debt obligations;
•require us to dedicate a substantial portion of our cash for payments related to our debt, reducing the amount of cash flow available for working capital, capital expenditures, entitlement of our real estate assets, contributions to our tax-qualified pension plan, and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in the industries in which we compete;
•place us at a competitive disadvantage with respect to our competitors, some of which have lower debt service obligations and greater financial resources than we do;
•limit our ability to borrow additional funds;
•limit our ability to expand our operations through acquisitions; and
•increase our vulnerability to general adverse economic and industry conditions If we are unable to generate sufficient cash flow to service our debt and fund our operating costs, our liquidity may be adversely affected.
We may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all.
Our primary sources of liquidity are cash flows provided by operations, access to existing credit facilities and proceeds from the Merger. Prior to the Merger, AEI provided an additional source of liquidity to facilitate certain acquisitions. Since inception, we have incurred net losses and negative cash flows from operating activities, and have used our cash to fund capital expenditures, costs associated with our acquisitions, and costs associated with the Merger, among other uses. While some of these cash outflows have been non-recurring in nature, we have continued to experience net cash outflows from operating activities and expect to continue to incur additional operating expenses and capital expenditures as we continue to grow our business. As of December 31, 2021, our available liquidity totaled $25.5 million, which was comprised of $20.5 million in cash and cash equivalents, and $5.0 million in available borrowings from our existing credit facilities. On March 25, 2022, our existing credit facilities were amended to, among other things, increase commitments under the revolving credit facility to $25.0 million.
We believe that our existing sources of liquidity will be sufficient to meet our working capital needs for at least the next twelve months from the date on which our consolidated financial statements were issued. However, our current liquidity may not be sufficient to meet the required long-term liquidity needs associated with continued use of cash from operating activities at historic levels, in addition to our other liquidity needs associated with our capital expenditures, debt payments, and other investing and financing requirements. In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

Risks Related to Us Being a Public Company

Our management team has limited experience managing a public company.
Most of the members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our being a public company subjects us to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the U.S. Our failure to maintain an enterprise system suitable for a public company could impact our ability or prevent us from timely reporting our operating results, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), when applicable. The maintenance of the standards and controls necessary for us to support the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.
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

Material Weaknesses in Internal Control over Financial Reporting

We did not maintain an effective control environment, as certain members of senior management failed to consistently message and set certain aspects of an appropriate tone at the top. Specifically, certain members of senior management failed to reinforce the need for compliance with certain of the Company’s accounting and finance policies and procedures, including reinforcement of appropriate communication. We also identified that we had an insufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements to appropriately analyze, record and disclose accounting matters timely and accurately, and establish effective processes and internal controls. The limited personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. These material weaknesses contributed to the following additional material weaknesses:

•We did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement in the consolidated financial statements. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting.
•We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of business performance reviews, account reconciliations, journal entries and contract estimates used in determining the recognition of revenue.
•We did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP to such transactions. Specifically, we did not design and maintain effective controls to account for purchase business combinations, including the appropriate review of the assumptions, data and models used in the forecasted cash flows, used to determine the fair value of the acquired assets and liabilities.

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

In addition, we did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain:

•program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately;
•user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel;

•computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored; and
•testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

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

•We reviewed the personnel structure and identified new positions to enhance our accounting and financial reporting team. Some of these individuals were onboarded during 2021 while others are expected to be onboarded during 2022. We have and expect to continue to align our personnel to specific areas and responsibilities to alleviate the numerous competing responsibilities currently faced.
•We have commenced developing and formalizing a risk assessment process across the organization to identify risks and design new controls or enhance existing controls responsive to such risks to ensure timely and accurate financial reporting.
•We are in the process of designing and implementing additional review and communications training procedures within our accounting, finance and program management functions to provide more robust knowledge and understanding of internal control over financial reporting.
•We are in the process of implementing a comprehensive financial closing process checklist with additional layers of reviews as well as controls around non-routine, unusual or complex transactions, including controls over the accounting for purchase business combinations.
•We will continue to conduct training, document our processes and procedures, including accounting policies, across the Company to ensure consistent application including controls over the preparation and review of business performance reviews, account reconciliations, journal entries and contract estimates used in determining the recognition of revenue.
•We are in the process of performing an assessment of all information technology systems which provide data for financial reporting purposes. As part of this assessment, we will be designing, implementing and documenting IT general controls.

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

The Company expects to regain compliance with the NYSE’s continued listing standards after having filed the delinquent Quarterly Report on Form 10-Q. However, we cannot assure you that we will continue to remain in compliance with this standard or that we will remain in compliance with any of the other applicable continued listing standards of the NYSE. The price of our common stock may be adversely affected due to, among other things, our financial results, market conditions and the impacts of the COVID-19 pandemic.

Any future failure to remain in compliance with the NYSE's continued listing standards, and any subsequent failure to timely resume compliance with the NYSE's continued listing standards within the applicable cure period, could have adverse consequences including, among others, reducing the number of investors willing to hold or acquire our common stock, reducing the liquidity and market price of our common stock, adverse publicity and a reduced interest in us from investors, analysts and other market participants. In addition, a suspension or delisting could impair our ability to raise additional capital through the public markets and our ability to attract and retain employees by means of equity compensation.
We may issue additional common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of the common stock.
We may issue additional shares of common stock or other equity securities in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or grants under the Redwire Corporation 2021 Omnibus Incentive Plan without stockholder approval in a number of circumstances. Our issuance of additional common stock or other equity securities of equal or senior rank would have the following effects:
•our existing shareholders’ proportionate ownership interest will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding share of common stock may be diminished; and
•the market price of our common stock may decline.
A market for our common stock may not be sustained, which would adversely affect the liquidity and price of our common stock.
The price of our common stock may fluctuate significantly due to general market and economic conditions. An active trading market for our common stock may not be sustained.
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
We do not anticipate paying dividends for the foreseeable future.
We do not anticipate that our board of directors will declare dividends in the foreseeable future. In addition, the ability of our board of directors to pay dividends in the future may be restricted by our debt documents, our holding company structure and capital requirements at our subsidiaries. Because we do not pay dividends, and do not anticipate paying dividends for the foreseeable future, the price of our common stock must appreciate in order for you to realize a gain on your investment. This appreciation may not occur.
General Business Risks

Our business, financial condition and results of operations are subject to risks resulting from broader geographic operations.
Our operations outside of the U.S. may lead to more volatile financial results and make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:
•political and economic instability;
•governments’ restrictive trade policies;
•the imposition or rescission of duties, taxes or government royalties;
•exchange rate risks;
•exposure to varying legal standards, including data privacy, security and intellectual property protection in other jurisdictions;
•difficulties in obtaining required regulatory authorizations;
•local domestic ownership requirements;
•requirements that certain operational activities be performed in-country;
•changing and conflicting national and local regulatory requirements; and
•the geographic, language and cultural differences between personnel in different areas of the world.
If we experience a disaster or other business continuity problem, we may not be able to recover successfully, which could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.
If we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, blizzard, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our facilities, and the proper functioning of our computer, telecommunication, and other business systems and operations. As we attempt to grow our operations, the potential for particular types of natural or man-made disasters, political, economic, or infrastructure instabilities, or other country or region-specific business continuity risks increases. We cannot ensure that provisions in our customer contracts will be legally sufficient to protect us if we are sued and our errors and omissions and product liability insurance coverage may not be adequate, may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims may result in significant legal and other costs, be a distraction to our management and harm our reputation.
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including:
•unexpected weather patterns, natural disasters or other events that force a cancellation or rescheduling of launches;
•the cost of raw materials or supplied components critical for the manufacture and operation of our systems, products, technologies and services;

•the timing and cost of, and level of investment in, research and development relating to our technologies and our current or future facilities;
•developments involving our competitors;
•changes in governmental regulations or in the status of our regulatory approvals or applications;
•future accounting pronouncements or changes in our accounting policies;
•the impact of epidemics or pandemics, including current business disruption and related financial impact resulting from the global COVID-19 health crisis; and
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
The individual or cumulative effects of factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful.
This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if any guidance we provide is below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.
The Company’s ability to use its net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2021, the Company had $9.5 million of U.S. federal, $2.0 millions of state, net, and $0.5 million of deferred tax assets related to foreign net operating loss carryforwards (“NOLs”) available to reduce future taxable income. The $9.5 million in U.S. federal operating loss carryforwards may be carried forward indefinitely for U.S. federal tax purposes. Certain state net operating losses will begin to expire in 2038. Foreign net operating losses will begin expiring in 2036. It is possible that the Company will not generate sufficient taxable income to use these NOLs before their expiration or at all.

Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in the Company retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than the Company would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact the Company’s operating results.
Natural disasters, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt our business.
The occurrence of one or more natural disasters such as fires, floods and earthquakes, unusual weather conditions, epidemic or pandemic outbreaks, terrorist attacks or disruptive political events where our facilities or the launch facilities our transport partners use are located, or where our third-party suppliers’ facilities are located, could adversely affect our business. Natural disasters including tornados, hurricanes, floods and earthquakes may damage our facilities, the launch facilities we use or those of our suppliers, which could have a material adverse effect on our business, financial condition and results of operations. Severe weather, such as rainfall, snowfall or extreme temperatures, may impact the ability for launches to occur as planned, resulting in additional expense to reschedule, thereby reducing our sales and profitability. Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. These events also could cause or act to prolong an economic recession or depression in the United States or abroad, such as the current business disruption and related financial impact resulting from the global COVID-19 health crisis. To the extent these events also impact one or more of our suppliers or result in the closure of any of their facilities or our facilities, we may be unable to fulfill our other contracts.
Net earnings and net assets could be materially affected by an impairment of goodwill.
We have a significant amount of goodwill recorded on our consolidated balance sheet as of December 31, 2021. We are required at least annually to test the recoverability of goodwill. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net assets.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate from 18 locations in the United States and one location in Europe consisting of offices, warehouses, service centers, laboratories and other facilities totaling 246,829 square feet as of December 31, 2021.

We lease all of our properties. The majority of leases are for varying term lengths up to eight years. Our locations range in size from 500 to 40,200 square feet.

Our headquarters is located in Jacksonville, Florida, in proximity to major NASA and other space offices and operations. We also have North American locations in Alabama, California, Colorado, Florida, Indiana, Maryland, Massachusetts, Michigan and New Mexico. In Europe, we have a facility in Luxembourg. Each of these facilities is strategically located near major national security or civil space community facilities, key customer facilities, commercial space centers and/or prestigious engineering talent pools.

Company	Location	Facilities
Domestic
Corporate Headquarters	Jacksonville, Florida	1
Adcole	Linthicum, Maryland	1
	Marlborough, Massachusetts	1
Deep Space Systems	Littleton, Colorado	1
Deployable Space Systems	Goleta, California	2
Loadpath	Englewood, Colorado(i)	1
	Albuquerque, New Mexico	1
Made in Space	Huntsville, Alabama(i)	1
	Moffett Field, California(i)	1
Oakman	Littleton, Colorado	2
	Kincheloe, Michigan	1
Roccor	Longmont, Colorado	1
Techshot	Merritt Island, Florida	1
	Floyds Knobs, Indiana	1
	Greenville, Indiana	1
Foreign
Made in Space Europe	Luxembourg City, Luxembourg	1

(i)During 2021, the Company exited certain locations after the lease expiration to consolidate operations within the respective state.

We believe that our properties are in good operating condition and believe the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future. We may improve, replace or reduce facilities as considered appropriate to meet the needs of our operations. Our current facilities have supported the development of technology that is transforming the space industry, and the current footprint is sufficient to support near-term growth. However, as we continue to grow, we plan to continue and even accelerate the pace of leasehold improvements so that our facility capacity is not a limiting factor on our growth. Expansion space is also being studied to support further growth in 2022.

Item 3. Legal Proceedings

The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously. Excluding pending matters referenced below, the outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s consolidated financial statements.
For additional information on pending matters, please refer to Note N of the accompanying notes to the consolidated financial statements. For further information on the risks associated with existing and future investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, please refer to Item 1A. “Risk Factors.”

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and warrants are listed on the New York Stock Exchange and trade under the symbols “RDW” and “RDW WS”, respectively. Each warrant entitles the registered holder to purchase one share of our common stock at a price of $11.50 per share, subject to certain adjustments. As of April 4, 2022, there were 62,690,869 shares of common stock outstanding and 8,188,811 warrants outstanding.

Holders

As of April 4, 2022, there were 42 holders of our common stock and 1 holders of our warrants of record. These numbers do not include an estimate of the indeterminate number of beneficial holders whose shares and warrants may be held by brokerage firms and clearing agencies.

Dividends

We have never declared dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. Any decisions to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In connection with our acquisition of Techshot, Inc. (“Techshot”) on November 1, 2021, we issued an aggregate of 3,029,595 shares of our common stock to the sellers. These shares were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. A portion of the shares is subject to transfer restrictions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stock Performance Graph

Not applicable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. Certain information contained in this discussion and analysis includes forward looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward looking statements as a result of many factors. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, please refer to the “Risk Factors” and the "Information Relating to Forward Looking Statements” sections of this Annual Report on Form 10-K. Unless the context otherwise requires, all references in this section to the “Company,” “Redwire,” “we,” “us” or “our” refer to Redwire Corporation and its consolidated subsidiaries.

The following discussion and analysis of financial condition and results of operations is provided to supplement the consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K. We intend for this discussion to provide you with information that will assist you in understanding our financial statements and the accompanying notes, the changes in those financial statements and the accompanying notes from period to period, and the primary factors that accounted for those changes. The discussion and analysis of financial condition and results of operations is organized as follows:

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
●    Results of Operations: As further explained below, this section provides a discussion of our results of operations for the year ended December 31, 2021 and the periods from February 10, 2020 (inception) to December 31, 2020 and from January 1, 2020 to June 21, 2020.
●    Liquidity and Capital Resources: This section provides an analysis of our ability to generate cash and to meet existing or reasonably likely future cash requirements.
●    Critical Accounting Estimates: This section discusses the accounting estimates that we consider important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application. In addition, our significant accounting policies, including critical accounting policies, are summarized in Note B of the accompanying notes to the consolidated financial statements.
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

We manufacture and deliver space infrastructure to our customers. We offer a broad array of products and services, many of which have been enabling space missions since the 1960s and have been flight-proven on over 200 spaceflight missions, including missions such as the GPS constellation, New Horizons and Perseverance. We are also a provider of innovative technologies with the potential to help transform the economics of space and create new markets for its exploration and commercialization. One example of this is our patented suite of in-space manufacturing and robotic assembly technologies (referred to herein as on-orbit servicing, assembly, and manufacturing, or “OSAM”). Other examples of our proprietary technologies include deployable structures, human-rated camera systems and digital engineering.

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
Recent Developments
Executive Summary
In 2021, we drove strong order volume and won significant new business mandates, demonstrating the strength and breadth of our suite of breakout space infrastructure solutions, including critical avionics, navigation systems, advanced payloads, digital engineering and deployable systems. However, uncertainty around the timing of U.S. government funding, and program execution delays related to COVID-19, impacted our customers and programs. In planning 2021, we anticipated making several significant contributions to the development of the Artemis Human Landing System (HLS). However, the single award to SpaceX, protest by Blue Origin and Dynetics, and the subsequent voluntary stay of work by NASA have significantly delayed any work that would have been available to Redwire on that program. This delay and subsequent loss of the protest by our prime contractor teammate, Blue Origin, together with increasing costs associated with transitioning to operating as a publicly listed company, impacted our second half performance.

Business Highlights
•On November 1, 2021, we acquired Techshot Inc., a leader in on-orbit manufacturing, biotechnology in microgravity, and bioprinting needed for commercial space-based biotechnology and pharmaceutical research and development.

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

On February 17, 2021, the Company acquired Deployable Space Systems, Inc. (“DPSS”), which was established in 2008. DPSS’s mission is to develop new and enabling deployable technologies for space applications, transition emerging technologies to industry for infusion into future Department of Defense (“DoD”), NASA and/or commercial programs and design, analyze, build, test and deliver on-time among the deployable solar arrays, deployable structures and space system products. DPSS has developed a one-of-a-kind, patented Roll Out Solar Array (“ROSA”) technology which is a new and innovative mission-enabling rolled flexible blanket solar array system that offers greatly improved performance over state-of-the-art rigid panel solar arrays. On February 17, 2021, the Company amended the Adams Street Credit Agreement to increase the principal amount of the Adams Street Term Loan by an additional $32.0 million to finance the DPSS acquisition.

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

Pursuant to the Merger Agreement, the parties completed a business combination transaction by which, (i) GPAC domesticated as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and the Companies Act of the Cayman Islands (the “Domestication”), (ii) Merger Sub merged with and into Cosmos, with Cosmos being the surviving entity in the merger (the “First Merger”), and (iii) immediately following the First Merger, Cosmos merged with and into GPAC, with GPAC being the surviving entity in the merger (the “Second Merger” and, together with the First Merger, the “Mergers” or the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). In this Annual Report on Form 10-K, we refer to the Domestication and the Transactions, collectively, as the “Merger”.

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

Results of Operations
The following periods are presented in the results of operations:
•the year ended December 31, 2021 (the “Successor 2021 Period”), which includes the results of Adcole, DSS, MIS, Roccor and LoadPath from the beginning of the period as well as 2021 acquisitions Oakman, DPSS and Techshot from their respective acquisition dates;
•the period from February 10, 2020 (inception) to December 31, 2020 (the “Successor 2020 Period”), which includes the results of Adcole, DSS, MIS, Roccor and LoadPath from their respective acquisition dates; and
•the period from January 1, 2020 to June 21, 2020 (the “Predecessor 2020 Period”), which only includes the results of MIS.

MIS was identified as the Predecessor through an analysis of various factors, including the size, financial characteristics, ongoing management, and order in which the acquired entities were acquired. As a result, financial information of the Predecessor and Successor periods have been prepared under two different bases of accounting and therefore are not comparable.

Results of operations for the year ended December 31, 2021 compared to the Successor period from February 10, 2020 to December 31, 2020 compared to the Predecessor period from January 1, 2020 to June 21, 2020

The following table presents our results of operations for the year ended December 31, 2021 compared to the Successor Period from February 10, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to June 21, 2020, along with the percentage of revenues and the dollar and percent change compared to the Successor 2020 Period:

	Successor						Predecessor
(in thousands, except percentages)	Year Ended December 31, 2021	% of revenues	Period from February 10, 2020 to December 31, 2020	% of revenues	$ Change from prior year period	% Change from prior year period	Period from January 1, 2020 to June 21, 2020	% of revenues
Revenues	$137,601	100%	$40,785	100%	$96,816	237%	$16,651	100%
Cost of sales	108,224	79	32,676	80	75,548	231	12,623	76
Gross margin	29,377	21	8,109	20	21,268	262	4,028	24
Operating expenses:
Selling, general and administrative	78,695	57	13,103	32	65,592	501	5,260	32
Contingent earnout expense	11,337	8	—	—	11,337	100	—	—
Transaction expenses	5,016	4	9,944	24	(4,928)	(50)	—	—
Research and development	4,516	3	2,008	5	2,508	125	387	2
Operating income (loss)	(70,187)	(51)	(16,946)	(41)	(53,241)	314	(1,619)	(10)
Interest expense, net	6,456	5	1,072	3	5,384	502	76	—
Other (income) expense, net	(3,837)	(3)	15	—	(3,852)	(25,680)	23	—
Income (loss) before income taxes	(72,806)	(53)	(18,033)	(44)	(54,773)	304	(1,718)	(10)
Income tax expense (benefit)	(11,269)	(8)	(3,659)	(9)	(7,610)	208	(384)	(2)
Net income (loss)	$(61,537)	(45)%	$(14,374)	(35)%	$(47,163)	328%	$(1,334)	(8)%

Revenues
Revenues increased by $96.8 million, or 237%, for the Successor 2021 Period compared to the Successor 2020 Period. The increase in revenues was primarily driven by 2021 acquisitions of $32.8 million, organic revenue growth from a full year of operations on 2020 acquisitions of $51.4 million, as well as new contracts and modifications to expand existing contracts awarded. The 2021 acquisitions included Oakman, DPSS and Techshot, while the 2020 acquisitions included Adcole, DSS, Roccor and LoadPath after their respective acquisition dates. MIS revenues are included in all periods presented.

Cost of Sales
Cost of sales as a percentage of revenues was 79% for the Successor 2021 Period, as compared to 80% for the Successor 2020 Period and 76% for the Predecessor 2020 Period. The increase in cost of sales in the Successor 2021 Period compared to the Successor 2020 Period was primarily driven by 2021 acquisitions of $25.4 million, organic growth from a full year of operations on 2020 acquisitions of $36.0 million. Organic cost of sales increased primarily due to equity-based compensation expense of $2.1 million and high costs incurred for our largest contract during the Predecessor 2020 Period, the Archinaut One contract, contributed to a higher gross profit margin than usual, compared to historical margins for the product mix at this business unit.

Selling, General and Administrative
SG&A expenses as a percentage of revenues for the Successor 2021 Period were 57%, as compared to 32% for the Successor 2020 Period and the Predecessor 2020 Period. Of the 501% increase in SG&A in the Successor 2021 Period compared to the Successor 2020 Period, equity-based compensation expense in the Successor 2021 Period relating to the vesting of the Class P Units Incentive Plan and shares granted under the Company’s long-term incentive plan contributed $25.0 million of the SG&A increase. The acquisitions of Oakman, DPSS and Techshot contributed $8.9 million of the increase in SG&A compared to the Successor 2020 Period. In the Successor 2021 Period, higher spending for human capital and systems as we invested in our business development and centralized corporate functions at the beginning of the year to support near and long-term growth contributed $1.4 million of the SG&A increase compared to the Successor 2020 Period. In addition, higher expenses related to the capital market and advisory fees incurred for public company readiness contributed $7.7 million of the SG&A increase compared to the Successor 2020 Period. The remaining $22.6 million of the SG&A increase primarily relates to increased payroll costs from expanding the workforce and increased professional fees.

Contingent Earnout Expense
Contingent earnout expense as a percentage of revenues for the Successor 2021 Period was 8%, as compared to 0% for the Successor 2020 Period and Predecessor 2020 Period. Contingent earnout expense in the Successor 2021 Period related to a settlement agreement executed with the sellers of MIS regarding the contingent earnout payment set forth in the purchase agreement and the Roccor contingent earnout payment of which there was no comparable cost incurred in the Successor 2020 Period and Predecessor 2020 Period. Refer to Note C of the accompanying notes to the consolidated financial statements for further discussion.

Transaction Expenses
Transaction expenses as a percentage of revenues for the Successor 2021 Period were 4%, as compared to 24% for the Successor 2020 Period and 0% for the Predecessor 2020 Period. The transaction expenses incurred in the Successor 2021 Period were primarily related to the acquisition of Oakman, DPSS and Techshot. The transaction expenses incurred in the Successor 2020 Period were related to the acquisitions of Adcole, DSS, MIS, Roccor and LoadPath, as well as costs associated with our evaluation of other acquisition opportunities. There was no comparable cost incurred during the Predecessor 2020 period. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities. Transaction costs incurred by the acquired entities prior to the consummation of an acquisition are not reflected in our historical results of operations.

Research and Development
Research and development expenses as a percentage of revenues for the Successor 2021 Period were 3%, as compared to 5% for the Successor 2020 Period and 2% for the Predecessor 2020 Period. The decrease was related to varying spending in research and development projects. Our primary research and development projects relate to the next generation star tracker, camera systems, and software applications.

Interest Expense, net
Interest expense, net as a percentage of revenues for the Successor 2021 Period was 5%, as compared to 3% for the Successor 2020 Period and less than 1% for the Predecessor 2020 Period. The interest expense, net incurred for the Successor 2021 Period was primarily related to us entering into the September 2, 2021 amendment to the Adams Street Capital Credit Agreement to increase the principal amount of the Adams Street Term Loan, as further discussed in the “Liquidity and Capital Resources” section. The interest expense, net incurred for the Predecessor 2020 Period related to credit agreements with outstanding balances repaid prior to the acquisition of MIS.

Other (Income) Expense, net
Other (income) expense, net as a percentage of revenues was 3% for the Successor 2021 Period, while the Successor 2020 Period and Predecessor 2020 Period were both less than 1%. The increase in other (income) expense, net is primarily related to a gain recognized as a result of a decrease in the private warrant liability of $2.6 million during the Successor 2021 Period. Refer to Note P of the accompanying notes to the consolidated financial statements for further discussion. The remaining increase was related to a gain of $1.0 million recognized in conjunction with a favorable legal settlement that was reached in the fourth quarter of the Successor 2021 Period.

Income Tax Expense (Benefit)
Income tax expense (benefit) as a percentage of revenues for the Successor 2021 Period was 8%, as compared to 9% for the Successor 2020 Period and 2% for the Predecessor 2020 Period.

The table below provides information regarding our income tax expense (benefit) for the following periods:

	Successor		Predecessor
(in thousands, except percent)	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to June 21, 2020
Income tax expense (benefit)	$(11,269)	$(3,659)	$(384)
Effective tax rate	15.5%	20.3%	22.4%
The decrease in our effective tax rate for the Successor 2021 Period compared to the Successor 2020 and the Predecessor 2020 Period is primarily due to the impact of equity-based compensation, nondeductible transaction costs and earnout expense. Refer to Note L of the accompanying notes to the consolidated financial statements for further discussion.

Results of operations for the Successor period from February 10, 2020 to December 31, 2020 compared to the Predecessor period from January 1, 2020 to June 21, 2020 compared to the Predecessor results for the year ended December 31, 2019

For a comparison of our historical results of operations for the Successor period from February 10, 2020 to December 31, 2020 compared to the Predecessor period from January 1, 2020 to June 21, 2020 compared to the Predecessor results for the year ended December 31, 2019, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the prospectus filed on October 4, 2021.

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

The table below presents a reconciliation of Adjusted EBITDA and Pro Forma Adjusted EBITDA to net income (loss), computed in accordance with U.S. GAAP for the following periods:

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to June 21, 2020
Net income (loss)	$(61,537)	$(14,374)	$(1,334)
Interest expense	6,458	1,074	83
Income tax expense (benefit)	(11,269)	(3,659)	(384)
Depreciation and amortization	10,584	3,107	59
Acquisition deal cost (i)	5,237	9,944	—
Acquisition integration cost (i)	2,383	937	—
Acquisition earnout cost (ii)	11,337	—	—
Purchase accounting fair value adjustment related to deferred revenue (iii)	310	598	—
Capital market and advisory fees (iv)	10,306	2,598	—
Write-off of long-lived assets (v)	—	227	—
Litigation-related expenses (vi)	2,978	—	—
Equity-based compensation (vii)	27,112	—	997
Warrant liability change in fair value adjustment (viii)	(2,629)	—	—
Adjusted EBITDA	1,270	452	(579)
Pro forma impact on EBITDA (ix)	1,979	1,152	—
Pro forma adjusted EBITDA	$3,249	$1,604	$(579)
i.Redwire incurred acquisition costs including due diligence and integration costs.
ii.Redwire incurred acquisition costs related to the Roccor and MIS contingent earnout payments.
iii.Redwire incurred purchase accounting fair value adjustments to unwind deferred revenue for Adcole, MIS, Roccor, and DPSS.
iv.Redwire incurred capital market and advisory fees related to advisors assisting with preparation for the Merger.
v.Redwire incurred write-off costs for long-lived assets at Adcole related to the write-off of leasehold improvements when Adcole moved office locations.

vi.Redwire incurred expenses related to the securities litigation as further described in Note N of the accompanying notes to the consolidated financial statements.
vii.Redwire incurred expenses related to equity-based compensation under Redwire’s equity-based compensation plan.
viii.Redwire adjusted the fair value of the private warrants between the initial valuation as of September 2, 2021, the date the warrants were assumed, and December 31, 2021.
ix.Pro forma impact represents the incremental results of a full period of operations assuming the entities acquired during the periods presented were acquired from January 1 of the year in which they occurred. For the year ended December 31, 2021 the pro forma impact included Oakman from January 1, 2021 to January 15, 2021, DPSS from January 1, 2021 to February 17, 2021, and Techshot from January 1, 2021 to November 1, 2021 and for the year ended December 31, 2020 the pro forma impact includes Adcole from January 1, 2020 to March 2, 2020, DSS from January 1, 2020 to June 1, 2020, MIS from January 1, 2020 to June 22, 2020, Roccor from January 1, 2020 to October 28, 2020 and LoadPath from January 1, 2020 to December 11, 2020.

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

Our book-to-bill ratio was as follows for the periods presented:

	Successor		Predecessor
(in thousands, except ratio)	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to June 21, 2020
Contracts awarded	$155,070	$22,668	$8,209
Revenues	137,601	40,785	16,651
Book-to-bill ratio	1.13	0.56	0.49

Our book-to-bill ratio was 1.13 for the Successor 2021 Period, as compared to 0.56 for the Successor 2020 Period and 0.49 for the Predecessor 2020 Period. In the Successor 2021 Period, $41.5 million of the contracts awarded balance relates to acquired contract value from the Oakman, DPSS, and Techshot acquisitions. In the Successor 2020 Period, $22.7 million of the contracts awarded balance relates to acquired contract value from the Adcole, DSS, MIS, Roccor, and LoadPath acquisitions.

The increase in contract awarded value in the Successor 2021 Period, compared to the Successor 2020 Period (which includes only Adcole, DSS, MIS, Roccor, and LoadPath), and the Predecessor 2020 Period, is due to inclusion of contracts awarded to Adcole, DSS, MIS, Roccor, LoadPath, Oakman, DPSS, and Techshot.

Backlog
We view growth in backlog as a key measure of our business growth. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Our contracted backlog includes $10.7 million and $4.3 million in remaining contract value from time and materials contracts as of December 31, 2021 and as of December 31, 2020, respectively.

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

	Successor
(in thousands)	December 31, 2021	December 31, 2020
Organic backlog as of January 1	$122,273	$77,663
Organic additions during the period	86,013	102,045
Organic revenue recognized during the period	(105,452)	(57,435)
Organic backlog at end of period	102,834	122,273

Acquisition-related contract value beginning of period	—	—
Acquisition-related additions during the period	69,057	—
Acquisition-related revenue recognized during the period	(32,149)	—
Acquisition-related backlog at end of period	36,908	—

Contracted backlog at end of period	$139,742	$122,273

The acquisition-related contracted backlog activity in the Successor 2021 Period includes contracted backlog activity of Oakman, DPSS, and Techshot. The organic contracted backlog activity in the Successor 2021 Period includes contracted backlog activity of Adcole, DSS, MIS, Roccor, and LoadPath. Contracted backlog increased during the Successor 2021 period primarily due to the acquisitions of Oakman, DPSS, and Techshot, offset by a decrease in organic contracted backlog related to higher organic revenue than organic additions during the period.

The organic contracted backlog activity for the year ended December 31, 2020 includes the contracted backlog activity of MIS during the Predecessor 2020 Period and the contracted backlog activity of Adcole, DSS, MIS, Roccor, and LoadPath during the Successor 2020 period.

Although contracted backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog. In addition, some of our multi-year contracts are subject to annual funding. Management fully expects all amounts reflected in contracted backlog to ultimately be fully funded. Contracted backlog related to contracts from MIS operations in Luxembourg of $5.3 million as of December 31, 2021 and $8.6 million as of December 31, 2020 is subject to foreign exchange rate conversions from euros to U.S. dollars that could cause the remaining backlog balance to fluctuate with the foreign exchange rate at the time of measurement.

Our total backlog as of December 31, 2021, which includes both contracted and uncontracted backlog, was $271.6 million. Uncontracted backlog represents the anticipated contract value, or portion thereof, of goods and services to be delivered under existing contracts which have not been appropriated or otherwise authorized. Our uncontracted backlog as of December 31, 2021 was $131.9 million. Uncontracted backlog includes $67.8 million of contract extensions under negotiation that are priced, fully scoped, verbally awarded, and expected to be executed shortly.

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

As of December 31, 2021, our available liquidity totaled $25.5 million, which was comprised of $20.5 million in cash and cash equivalents, and $5.0 million in available borrowings from our existing credit facilities. As further disclosed below, on March 25, 2022, our existing credit facilities were amended to, among other things, increase commitments under the revolving credit facility to $25.0 million. We believe that our existing sources of liquidity will be sufficient to meet our working capital needs and comply with our debt covenants for at least the next twelve months from the date on which our consolidated financial statements were issued. However, the Company’s current liquidity may not be sufficient to meet the required long-term liquidity needs associated with continued use of cash from operating activities at historical levels, in addition to its other liquidity needs associated with its capital expenditures, debt payments, and other investing and financing requirements.

The table below summarizes our outstanding debt as of the following periods:

	Successor
(in thousands)	December 31, 2021	December 31, 2020
Adams Street Term Loan	$30,690	$31,000
Adams Street Revolving Credit Facility	—	—
Adams Street Delayed Draw Term Loan	14,850	—
Adams Street Incremental Term Loan	31,760	—
Silicon Valley Bank Loan	—	46,500
DSS PPP Loan	—	1,058
D&O Financing Loan	1,904	—
Total debt	79,204	78,558
Less: unamortized discounts and issuance costs	1,653	842
Total debt, net	77,551	77,716
Less: Short-term debt, including current portion of long-term debt	2,684	1,074
Total long-term debt, net	$74,867	$76,642

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

In December 2021, the Company entered into a Consent to Credit Agreement whereby Adams Street Capital agreed to an extension of the delivery of periodic financials required under the Adams Street Credit Agreement. As of December 31, 2021, we were in compliance with our debt covenants under the Adams Street Credit Agreement.

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

Contractual Obligations
The following table presents our contractual obligations as of December 31, 2021:

(in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Adams Street Term Loan	$310	$310	$310	$310	$29,450	$—	$30,690
Adams Street Delayed Draw Term Loan	150	150	150	150	14,250	—	14,850
Adams Street Incremental Term Loan	320	320	320	320	30,480	—	31,760
D&O Financing Loan	1,904	—	—	—	—	—	1,904
Total long-term debt maturities	2,684	780	780	780	74,180	—	79,204
Future minimum lease payments	4,330	4,517	4,625	4,015	3,030	5,772	26,289
Total contractual obligations	$7,014	$5,297	$5,405	$4,795	$77,210	$5,772	$105,493

The Company is obligated under certain operating leases for its facilities and office equipment. Certain facility leases contain predetermined fixed escalation of minimum rents at rates ranging from 1.96% to 4.00% per annum and renewal options that could extend certain leases up to an additional nine years; the office equipment lease contains a renewal option that could extend the lease to consecutive 60-day terms and a purchase option. As of December 31, 2021, the future annual minimum lease payments for operating leases for the year 2022 was estimated at $4.3 million with estimated aggregate minimum lease payments of $26.3 million through expiration of current leases. Refer to Note K of the accompanying notes to the consolidated financial statements for further information.
Cash Flows
The table below summarizes certain information from the consolidated statements of cash flows for the following periods:

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to June 21, 2020
Net cash provided by (used in) operating activities	$(37,358)	$(15,650)	$3,162
Net cash provided by (used in) investing activities	(38,541)	(85,322)	(250)
Net cash provided by (used in) financing activities	74,210	122,705	1,361
Effect of foreign currency rate changes on cash and cash equivalents	136	343	(6)
Net increase (decrease) in cash and cash equivalents	(1,553)	22,076	4,267
Cash and cash equivalents at end of period	$20,523	$22,076	$13,559

Operating activities
For the Successor 2021 Period, net cash used in operating activities was $37.4 million. Net loss before deducting depreciation, amortization and other non-cash items generated a cash outflow of $27.8 million and was further impacted by an unfavorable change in net working capital of $9.5 million during this period. The unfavorable change in net working capital was largely driven by increase in accounts receivable of $6.8 million, contract assets of $5.0 million, prepaid insurance of $2.8 million, and decrease in deferred revenue of $4.5 million and notes payable of $0.6 million, offset by the increase in accounts payable and accrued expenses of $10.4 million. The change in prepaid insurance relates to the Company’s directors and officers insurance policy purchased and prepaid during the Successor 2021 Period, and the changes in accounts receivable, contract assets and deferred revenue relates to the timing of billable milestones occurring during the Successor 2021 Period. The change in accounts payable and accrued expenses is primarily a result of increase accrued payroll related costs and accounts payable due to acquisitions during the Successor 2021 period.
For the Successor 2020 Period, net cash used by operating activities was $15.7 million. Net loss before deducting depreciation, amortization and other non-cash items generated a cash outflow of $14 million and was further impacted by an unfavorable change in net working capital of $1.7 million during this period. The unfavorable change in net working capital was largely driven by the decrease in other liabilities of $5.7 million, increase in prepaid and other current assets of $0.6 million and accounts receivable of $1.6 million, offset by an increase in deferred revenue of $3.6 million and increase in accounts payable and accrued expenses of $2.6 million. The changes in accounts receivable and deferred revenue relates to the timing of billable milestones occurring during the

Successor 2020 Period.
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

Investing activities
For the Successor 2021 Period, net cash used in investing activities was $38.5 million, consisting of $40.6 million used for the acquisitions of Oakman, DPSS and Techshot, as well as $2.1 million used for the purchase of property, plant and equipment. This was partially offset by $4.9 million of cash received related to the settlement of a related party receivable.
For the Successor 2020 Period, net cash used in investing activities was $85.3 million, consisting of $79.5 million used for the acquisition of Adcole, DSS, MIS, Roccor and LoadPath and $4.9 million used for advances to related parties as well as $0.9 million used for the purchase of property, plant and equipment.
For the Predecessor 2020 Period, net cash used in investing activities was $0.3 million, consisting of the purchase of property, plant and equipment.

Financing activities
For the Successor 2021 Period, net cash provided by financing activities was $74.2 million, consisting of proceeds from debt of $53.0 million and proceeds from the Merger of $110.6 million offset by repayment of debt of $52.8 million and Merger costs of $35.9 million.
For the Successor 2020 Period, net cash provided by financing activities was $122.7 million, consisting of proceeds from debt of $81.3 million and Holdings’ contribution of $46.1 million offset by the repayment of debt of $4.7 million.
For the Predecessor 2020 Period, net cash provided by financing activities was $1.4 million, consisting of proceeds from long-term debt of $1.5 million offset by repayment of long-term debt of $0.1 million.

Foreign Currency Exposures
There were no material changes to our foreign currency exposures that occurred in the periods covered by this report.
Critical Accounting Estimates
For the critical accounting estimates used in preparing our consolidated financial statements, we make assumptions and judgments that can have a significant impact on net revenues, cost and expenses, and other expense (income), net, in our consolidated statements of operations and comprehensive income (loss), as well as, on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.
In accordance with the Company’s policies, we regularly evaluate estimates, assumptions, and judgments; our estimates, assumptions, and judgments are based on historical experience and on factors we believe are reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results the Company reports may differ from these estimates. We believe the following critical accounting policies affect the more significant estimates, assumptions, and judgments the Company uses to prepare our consolidated financial statements.
Business Combinations
Under the acquisition method of accounting, the Company recognizes tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at acquisition date. The accounting for business combinations requires us to make significant estimates and assumptions, especially with respect to goodwill, intangible assets, and contingent consideration.
Goodwill
The Company recognizes the goodwill for business combinations in which the acquisition method of accounting is applied, whereby the excess of the purchase consideration over the fair value of identifiable net assets acquired and liabilities assumed is allocated to goodwill. The goodwill reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to its existing products and markets.

The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Goodwill is tested annually for impairment as of October 1, or more frequently if events or circumstances indicate the carrying value may be impaired. In circumstances where a qualitative analysis indicates that the fair value of a reporting unit does not exceed its carrying value, a quantitative analysis is performed using an income approach. The Company performed the qualitative assessment for each of the three reporting units on October 1, 2021 and did not find any indicators that the fair value is more likely than not below the carrying value.
As such, the quantitative assessment was not required, and no goodwill impairment was recognized for the Successor 2021 Period.
In circumstances where a quantitative assessment is performed, the discounted cash flow approach requires management to make certain assumptions based upon information available at the time the valuations are performed. Actual results could differ from these assumptions.
Additional risks for goodwill across all reporting units include, but are not limited to:
•our failure to reach our internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted value of our reporting units;
•adverse technological events that could impact our performance;
•volatility in equity and debt markets resulting in higher discount rates; and
•significant adverse changes in the regulatory environment or markets in which we operate.
It is not possible at this time to determine if an impairment charge would result from these factors. We will continue to monitor our goodwill for potential impairment indicators in future periods.
Intangible Assets
Identifiable finite-lived intangible assets, including technology, trademarks, and customer relationships, have been acquired through the Company’s various business combinations. The fair value of the acquired trademarks, technology, and customer relationships has been estimated using various underlying judgments, assumptions, and estimates. Potential changes in the underlying judgments, assumptions, and estimates used in our valuations of acquired intangible assets could result in different estimates of the future fair values. A potential increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year. The approaches used for determining the fair value of finite-lived technology, trademarks and customer relationships acquired depends on the circumstances; the Company has used the income approach (within the income approach, various methods are available such as multi-period excess earnings, with and without, incremental and relief from royalty methods). Within each income approach method, a tax amortization benefit is included, which represents the tax benefit resulting from the amortization of that intangible asset depending on the tax jurisdiction where the intangible asset is held.
Finite-lived intangible assets are reported at cost, net of accumulated amortization, and are either amortized on a straight-line basis over their estimated useful lives or over the period the economic benefits of the intangible asset are consumed. Significant judgment is also required in assigning the respective useful lives of intangible assets. Our assessment of intangible assets that have a finite life is based on a number of factors including the competitive environment, market share, brand history, underlying product life cycles, attrition rate, operating plans, cash flows (i.e., economic life based on the discounted and undiscounted cash flows), future usage of intangible assets and the macroeconomic environment. The costs of finite-lived intangible assets are amortized to expense over the estimated useful life.
Contingent Consideration
We record contingent consideration resulting from a business combination at its fair value on the acquisition date. The fair value of any contingent consideration is calculated considering the probability of occurrence of an earnout payment. The fair value of contingent consideration is estimated using the Black-Scholes options pricing model, which uses assumptions such as a risk-free interest rates, discount rates and volatility rates.
Revenue Recognition
The recognition and measurement of revenue requires the use of judgments and estimates. Specifically, judgment is used in interpreting complex arrangements with nonstandard terms and conditions and determining when all criteria for revenue recognition have been met. The Company’s revenues are derived from the sales of products and services.

The Company engages in long-term contracts for production and service activities and recognizes revenue for performance obligations over time. The Company’s contracts generally do not contain penalties, credits, price concessions or other types of potential variable consideration. Prices are fixed at contract inception and are not contingent on performance or any other criteria. Revenue is recognized over time (versus point in time recognition), due to the fact that the Company’s performance creates an asset with no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. These contracts include both fixed-price and cost reimbursable contracts. The Company’s cost reimbursable contracts typically include cost-plus fixed fee and time and material (“T&M”) contracts. The portion of the payments retained by the customer or advance payment is not considered a significant financing component because it is used to facilitate inventory demands at the onset of a contract and to safeguard the Company from the failure of the other party to abide by some or all of their obligations under the contract.
The Company recognizes revenue over time using the cost-to-cost method to measure progress. Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion (“EAC”). An EAC includes all direct costs and indirect costs directly attributable to a program or allocable based on our program cost pooling arrangements. Estimates regarding the Company’s cost associated with the design, manufacture and delivery of products and services are used in determining the EAC. Changes in EAC are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods. For acquisitions that occurred in the Successor 2020 Period, contracts recognized under the cost-to-cost method were reset as of the date of acquisition to calculate prospective periods using the contract value and estimated costs to complete as of the acquisition date rather than the contract value and estimated costs to complete since inception of the contract. Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” Accordingly, for acquisitions in the Successor 2021 Period, contracts were recognized and measured in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” which does not prescribe a reset as of the date of acquisition. For T&M contracts, the Company recognizes revenue reflecting the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other direct billable costs.
Our cost estimation process is based on the professional knowledge of our engineering, program management and financial professionals and draws on their significant experience and judgment. We prepare EACs for our contracts and calculate estimated revenues and costs over the life of our contracts. Accounting for long-term contracts requires significant judgment relative to estimating total contract revenues and costs, in particular, assumptions relative to the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed. The Company’s estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. For acquisitions that occurred in the Successor 2020 Period, changes in estimates are applied retrospectively for contracts executed after the date of acquisition and are applied via the ASC 805 reset method described above for contracts existing at the date of acquisition. Subsequent to the adoption of ASU 2021-08, all changes in estimates are retrospectively applied. When adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.
Factors considered in these estimates include our historical performance, the availability, productivity and cost of labor, the nature and complexity of work to be performed, availability and cost of materials, components and subcontracts, the risk and impact of delayed performance and the level of indirect cost allocations.
Impairment of Long-Lived Assets
The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows to which the asset relates is less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No such impairment charges were recognized during the periods presented.
Using a discounted cash flow method involves significant judgment and requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Judgments are based on historical experience, current market trends, consultations with external valuation specialists and other information. If facts and circumstances change, the use of different estimates and assumptions could result in a materially different outcome. The Company generally develops these forecasts based on recent sales data for existing products, acquisitions, and estimated future growth of the market in which it operates.

Income Taxes
Significant judgments are required in order to determine the realizability of tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future sources of taxable income, carry-forward periods available, the existence of prudent and feasible tax planning strategies and other relevant factors. The Company recognizes a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

Warrants
As part of the Merger, public warrants were established as equity and private warrants were established as a liability. Classification of the public warrants as equity instruments and the private warrants as liability instruments is based on management’s analysis of the guidance in ASC 815 Derivatives and Hedging and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” Management determined that while the public warrants meet the definition of a derivative, they meet the equity scope exception in ASC 815-10-15-74(a) to be classified in stockholders’ equity and are not subject to remeasurement provided that the Company continues to meet the criteria for equity classification. Management considered whether the private warrants display the three characteristics of a derivative under ASC 815, and concluded that the private warrants meet the definition of a derivative. However, the private warrants fail to meet the equity scope exception in ASC 815-10-15-74(a) and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. The Company measures the private warrant liability at fair value each reporting period with the change in fair value recorded as other (income) expense, net in the consolidated statements of operations and comprehensive income (loss). The Company measured the public warrants at the fair value of the equity instruments as of the date of the Merger.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company and is not required to provide the information required under this Item 7A.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Redwire Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Redwire Corporation and its subsidiaries (Successor) (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), of changes in shareholders’ equity and of cash flows for the year ended December 31, 2021 and for the period from February 10, 2020 to December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from February 10, 2020 to December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Jacksonville, Florida
April 8, 2022

We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of In Space Group, Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of operations and comprehensive income (loss), of changes in shareholders’ equity and of cash flows of In Space Group, Inc. and its subsidiaries (Predecessor) (the “Company”) for the period from January 1, 2020 to June 21, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the period from January 1, 2020 to June 21, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Jacksonville, Florida
May 11, 2021

We have served as the Company's auditor since 2020.

REDWIRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	Successor
	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$20,523	$22,076
Accounts receivable, net	16,262	6,057
Contract assets	11,748	4,172
Inventory	688	330
Income tax receivable	688	688
Related party receivable	—	4,874
Prepaid insurance	2,819	—
Prepaid expenses and other current assets	2,488	1,109
Total current assets	55,216	39,306
Property, plant and equipment, net	19,384	3,262
Goodwill	96,314	52,711
Intangible assets, net	90,842	60,961
Other non-current assets	—	534
Total assets	$261,756	$156,774

Liabilities and Equity
Current liabilities:
Accounts payable	$13,131	$7,158
Notes payable to sellers	1,000	1,827
Short-term debt, including current portion of long-term debt	2,684	1,074
Accrued expenses	17,118	7,462
Deferred revenue	15,734	15,665
Other current liabilities	1,571	378
Total current liabilities	51,238	33,564
Long-term debt	74,867	76,642
Warrant liabilities	19,098	—
Deferred tax liabilities	8,601	7,367
Other non-current liabilities	730	6
Total liabilities	154,534	117,579
Shareholders’ Equity:
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; none issued and outstanding as of December 31, 2021	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 62,690,869 issued and outstanding as of December 31, 2021 and 37,200,000 issued and outstanding as of December 31, 2020	6	4
Additional paid-in capital	183,024	53,059
Accumulated deficit	(75,911)	(14,374)
Accumulated other comprehensive income (loss)	103	506
Shareholders’ equity	107,222	39,195
Total liabilities and shareholders’ equity	$261,756	$156,774
The accompanying notes are an integral part of the consolidated financial statements.

REDWIRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars, except share and per share data)

	Successor		Predecessor
	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to June 21, 2020
Revenues	$137,601	$40,785	$16,651
Cost of sales	108,224	32,676	12,623
Gross margin	29,377	8,109	4,028
Operating expenses:
Selling, general and administrative	78,695	13,103	5,260
Contingent earnout expense	11,337	—	—
Transaction expenses	5,016	9,944	—
Research and development	4,516	2,008	387
Operating income (loss)	(70,187)	(16,946)	(1,619)
Interest expense, net	6,456	1,072	76
Other (income) expense, net	(3,837)	15	23
Income (loss) before income taxes	(72,806)	(18,033)	(1,718)
Income tax expense (benefit)	(11,269)	(3,659)	(384)
Net income (loss)	$(61,537)	$(14,374)	$(1,334)

Net income (loss) per share, basic and diluted	$(1.36)	$(0.39)	$—
Weighted-average shares outstanding:
Basic and diluted	45,082,544	37,200,000	—

Comprehensive income (loss):
Net income (loss)	$(61,537)	$(14,374)	$(1,334)
Foreign currency translation gain (loss), net of tax	(403)	506	2
Total other comprehensive income (loss), net of tax	(403)	506	2
Total comprehensive income (loss)	$(61,940)	$(13,868)	$(1,332)

The accompanying notes are an integral part of the consolidated financial statements.

REDWIRE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands of U.S. dollars, except share and unit data)

For the Predecessor Period

	Common Stock		Class F Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Par Value	Shares	Par Value
Predecessor Balance as of December 31, 2019	2,401,881	$—	1,316,467	$—	$10	(13,198)	$(8)	$(13,196)
Equity-based compensation expense	—	—	—	—	998	—	—	998
Foreign currency translation, net of tax	—	—	—	—	—	—	2	2
Net income (loss)	—	—	—	—	—	(1,334)	—	(1,334)
Predecessor Balance as of June 21, 2020	2,401,881	$—	1,316,467	$—	$1,008	(14,532)	$(6)	$(13,530)

For the Successor Period

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Successor Balance as of February 10, 2020	—	$—	$—	$—	$—	$—
Holdings’ contributions (1)	37,200,000	4	53,059	—	—	53,063
Foreign currency translation, net of tax	—	—	—	—	506	506
Net income (loss)	—	—	—	(14,374)	—	(14,374)
Successor Balance as of December 31, 2020	37,200,000	$4	53,059	$(14,374)	$506	$39,195
GPAC shares net of redemptions, including PIPE, warrant liability, and Merger costs	22,461,273	2	52,919	—	—	52,921
Holdings’ contributions	3,029,596	—	40,646	—	—	40,646
Earnout settlement in Holdings’ equity	—	—	9,288	—	—	9,288
Equity-based compensation expense	—	—	27,112	—	—	27,112
Foreign currency translation, net of tax	—	—	—	—	(403)	(403)
Net income (loss)	—	—	—	(61,537)	—	(61,537)
Successor Balance as of December 31, 2021	62,690,869	$6	$183,024	$(75,911)	$103	$107,222
(1) The units of the Company prior to the Merger (as defined in Note A) have been retroactively restated to reflect the exchange ratio established in the Merger (computed as 37,200,000 shares of common stock to 100 Company units).

The accompanying notes are an integral part of the consolidated financial statements.

REDWIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Successor		Predecessor
	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to June 21, 2020
Cash flows from operating activities:
Net income (loss)	$(61,537)	$(14,374)	$(1,334)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	10,584	3,107	59
Amortization of debt issuance costs and discount	304	30	134
Holdings’ contribution non-cash	—	705	—
Equity-based compensation expense	27,112	—	997
Loss on disposal of property and equipment	—	227	—
Contingent earnout expense not yet settled	448	—	—
Earnout settlement in Holdings’ equity	9,288	—	—
Change in fair value of warrants	(2,629)	—	—
Deferred provision (benefit) for income taxes	(11,405)	(3,658)	—
Other	(6)	—	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(6,819)	(1,625)	(548)
(Increase) decrease in contract assets	(4,995)	11	(433)
(Increase) decrease in inventory	(195)	(67)	(30)
(Increase) decrease in prepaid insurance	(2,819)	—	—
(Increase) decrease in prepaid expenses and other assets	(527)	(568)	(354)
Increase (decrease) in accounts payable and accrued expenses	10,379	2,647	4,647
Increase (decrease) in deferred revenue	(4,497)	3,621	64
Increase (decrease) in other liabilities	564	(5,706)	(40)
Increase (decrease) in notes payable to seller	(608)	—	—
Net cash provided by (used in) by operating activities	(37,358)	(15,650)	3,162
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(40,558)	(79,531)	—
Purchases of property, plant and equipment, net	(2,094)	(917)	(250)
Purchase of intangible assets	(763)	—	—
Advance to related party	—	(4,874)	—
Settlement of related party receivable	4,874	—	—
Net cash provided by (used in) investing activities	(38,541)	(85,322)	(250)
Cash flows from financing activities:
Repayments of loans	(52,800)	(4,661)	(102)
Payment of loan fees to third parties	(62)	—	—
Proceeds received from loans	53,024	81,289	1,463
Payments for the Merger transaction costs	(35,935)	—	—
Proceeds from the Merger	110,583	—	—
Payment of contingent earnout	(600)	—	—
Holdings’ contribution	—	46,077	—
Net cash provided by (used in) financing activities	74,210	122,705	1,361
Effect of foreign currency rate changes on cash and cash equivalents	136	343	(6)
Net increase (decrease) in cash and cash equivalents	(1,553)	22,076	4,267
Cash and cash equivalents at beginning of period	22,076	—	9,292
Cash and cash equivalents at end of period	$20,523	$22,076	$13,559

Cash paid (received) during the period for:
Interest	$6,017	$196	$70
Income taxes	—	135	41
Earnout settlement	1,602	—	—
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Holdings’ contribution for acquisition of businesses	40,646	(5,981)	—
Purchase of intangible assets settled by Holdings	—	(300)	—
Initial fair value of warrants at closing of Merger	21,727	—	—
Capital expenditures not yet paid	1,576	83	—
The accompanying notes are an integral part of the consolidated financial statements.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During the year ended December 31, 2021, the following acquisitions were completed:
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
•November 2021 – Acquired Techshot, Inc. (“Techshot”), a leader in on-orbit manufacturing, biotechnology in microgravity, and bioprinting needed for commercial space-based biotechnology and pharmaceutical research and development.

On September 2, 2021, the previously announced merger (the “Merger”) with Genesis Park Acquisition Corp. (“GPAC”) was consummated pursuant to the Agreement and Plan of Merger dated March 25, 2021 by and among GPAC, Shepard Merger Sub Corporation, a Delaware corporation and direct, wholly owned subsidiary of GPAC, Cosmos Intermediate, LLC and Holdings. Upon the closing of the Merger, GPAC was renamed to Redwire Corporation (“Redwire” or the “Company”), the SEC registrant. As a result of the Merger, the Company received aggregate gross proceeds of $110.6 million from the trust account of GPAC and PIPE proceeds. Proceeds from the Merger were partially used to repay the $41.6 million outstanding under the Silicon Valley Bank (“SVB”) Loan, including interest of $0.1 million, and Merger transaction costs and other costs paid through the funds flow of $38.7 million, consisting of marketing, legal and other professional fees.

The Merger was accounted for as a reverse recapitalization in which GPAC was treated as the acquired company. A reverse recapitalization does not result in a new basis of accounting, and the consolidated financial statements of the combined entity represent the continuation of the consolidated financial statements of Cosmos Intermediate, LLC in many respects. Immediately prior to the closing of the Merger, but following the consummation of the Company’s domestication to a Delaware corporation, the authorized capital stock of the Company consisted of 600,000,000 shares of capital stock, including (i) 500,000,000 shares of Redwire common stock with a par value $0.0001 per share and (ii) 100,000,000 shares of Redwire preferred stock. At the effective time of the Merger, the 100 company units of Cosmos Intermediate, LLC were cancelled and automatically deemed for all purposes to represent Holdings’ right to receive, in the aggregate, $75.0 million of cash, 37,200,000 shares of common stock and 2,000,000 warrants to purchase one share of common stock per warrant (with such amount of warrants corresponding to the forfeiture of certain private placement

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

warrants acquired by Genesis Park Holdings (the “Sponsor”) and Jefferies LLC (“Jefferies”) in connection with GPAC’s initial public offering). The exchanged 37,200,000 shares of common stock consideration to Holdings, the GPAC common stock shares outstanding at the time of closing of 13,961,273, and the PIPE financing shares issued at closing of 8,500,000 made up the total of the 59,661,273 shares of common stock outstanding as of September 2, 2021. The 100 units of the Company prior to the Merger were retroactively restated to reflect the exchange ratio established in the Merger (computed as 37,200,000 shares of common stock to 100 Company units).

The Company includes the Predecessor, which is comprised of MIS before its acquisition date, and the Successor, including Adcole, DSS, MIS, Roccor, LoadPath, Oakman, DPSS, and Techshot, after the acquisition of each, respectively.

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

Note B – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented for the following periods:
•as of December 31, 2021 and the year ended December 31, 2021 (the “Successor 2021 Period”), which includes the results of Adcole, DSS, MIS, Roccor and LoadPath from the beginning of the period as well as 2021 acquisitions Oakman, DPSS and Techshot from their respective acquisition dates.
•as of December 31, 2020 and the period from February 10, 2020 (inception) to December 31, 2020 (the “Successor 2020 Period”), which includes the results of Adcole, DSS, MIS, Roccor and LoadPath from from their respective acquisition dates.
•the period from January 1, 2020 to June 21, 2020 (the “Predecessor 2020 Period”), which only includes the results of MIS.

MIS was identified as the Predecessor through an analysis of various factors, including the size, financial characteristics, ongoing management, and order in which the acquired entities were acquired.

The accompanying consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.

Management has prepared the estimates using the most current and best available information that are considered reasonable under the circumstances. However, actual results could differ materially from those estimates. Accounting policies subject to estimates include, but are not limited to, valuation of goodwill and intangible assets, contingent consideration, revenue recognition, income taxes, and warrant liabilities.

Business Combinations
The Company utilizes the acquisition method of accounting in Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), for all transactions and events in which it obtains control over one or more other businesses (even if less than 100% ownership is acquired), to recognize the fair value of all assets acquired and liabilities assumed and to establish the acquisition date fair value as of the measurement date.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, the estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business combination date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. For changes in the valuation of intangible assets between the preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the measurement period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is identified. Transaction costs that are incurred in connection with a business combination, other than costs associated with the issuance of debt or equity securities, are expensed as incurred.

Contingent consideration is classified as a liability or as equity on the basis of the definitions of a financial liability and an equity instrument; contingent consideration payable in cash is classified as a liability. The Company recognizes the fair value of any contingent consideration that is transferred to the seller in a business combination on the date at which control of the acquiree is obtained. Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs (Level 3). Any changes in the fair value of these contingent consideration payments are included in operating income in the consolidated statements of operations and comprehensive income (loss).

Revenue Recognition

Based on the specific analysis of its contracts, the Company has determined that its contracts are subject to revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Recognition under the ASC 606 five-step model involves (i) identification of the contract, (ii) identification of performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the previously identified performance obligations, and (v) revenue recognition as the performance obligations are satisfied.

During step one of the five step model, the Company considers whether contracts should be combined or separated, and based on this assessment, the Company combines closely related contracts when all the applicable criteria are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single contract, which should be combined to reflect an overall profit rate. Similarly, the Company may separate an arrangement, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria are met. Judgment is involved in determining whether a group of contracts may be combined or separated based on how the arrangement and the related performance criteria were negotiated. The conclusion to combine a group of contracts or separate a contract could change the amount of revenue and gross profit recorded in a given period.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied. The Company’s contracts with customers generally do not include a right of return relative to delivered products. In certain cases, contracts are modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are accounted for as part of the existing contract. Certain contracts with customers have options for the customer to acquire additional goods or services. In most cases, the pricing of these options are reflective of the standalone selling price of the good or service. These options do not provide the customer with a material right and are accounted for only when the customer exercises the option to purchase the additional goods or services. If the option on the customer contract was not indicative of the standalone selling price of the good or service, the material right would be accounted for as a separate performance obligation.

The Company’s revenues are derived from the design and sales of components for spacecraft and satellites and the performance of engineering, modeling and simulation services related to spacecraft design and mission execution. Each promised good or service within a contract is accounted for separately under the guidance of ASC 606, if they are distinct. Promised goods or services not meeting the criteria for being a distinct performance obligation are bundled into a single performance obligation with other goods or services that together meet the criteria for being distinct. The appropriate allocation of the transaction price and recognition of revenue is then applied for the bundled performance obligation. The Company has concluded that its service contracts generally contain a single performance obligation given the interrelated nature of the activities which are significantly customized and not distinct within the context of the contract.

Once the Company identifies the performance obligations, the Company determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. The Company’s contracts generally do not contain penalties, credits, price concessions, or other types of potential variable consideration. Prices are fixed at contract inception and are not contingent on performance or any other criteria.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

For long-term contracts, the Company typically recognizes revenue using the input method, using a cost-to-cost measure of progress. The Company believes that this method represents the most faithful depiction of the Company’s performance because it directly measures value transferred to the customer. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, but are not limited to, the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed; the cost and availability of materials; the availability of subcontractor services and materials; and the availability and timing of funding from the customer. The Company bears the risk of changes in estimates to complete on a fixed-price contract, which may cause profit levels to vary from period to period. For cost reimbursable contracts, the Company is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. In the limited instances where the Company enters into T&M contracts, revenue recognized reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other direct billable costs. For T&M contracts, the Company recognizes revenue in the amount for which the Company has a right to invoice the customer based on the control transferred to the customer. For over time contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable.

Accounting for long-term contracts requires significant judgment relative to estimating total contract revenues and costs, in particular, assumptions relative to the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed. The Company’s estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.

On long-term contracts, the portion of the payments retained by the customer is not considered a significant financing component. At contract inception, the Company also expects that the lag period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will not constitute a significant financing component. Many of the Company’s long-term contracts have milestone payments, which align the payment schedule with the progress towards completion on the performance obligation. On some contracts, the Company may be entitled to receive an advance payment, which is not considered a significant financing component because it is used to facilitate inventory demands at the onset of a contract and to safeguard the Company from the failure of the other party to abide by some or all of their obligations under the contract.

Contract Balances

Contract balances result from the timing of revenue recognized, billings and cash collections, and the generation of contract assets and liabilities.

Contract assets represent revenue recognized in excess of amounts invoiced to the customer and the right to payment is not subject to the passage of time. Contract liabilities are presented as deferred revenue on the Company’s consolidated balance sheets and consist of deferred product revenue, billings in excess of revenues, deferred service revenue, and customer advances. Deferred product revenue represents amounts that have been invoiced to customers but are not yet recognizable as revenue because the Company has not satisfied its performance obligations under the contract. Billings in excess of revenues represent milestone billing contracts where the billings of the contract exceed recognized revenues.

Remaining Performance Obligations

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes those contracts accounted for under the “right to invoice” practical expedient.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, cash balances with banks and similar institutions and all highly liquid investments with an original maturity of three months or less.

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities, including, but not limited to, contingent consideration, at fair value. ASC 820, Fair Value Measurement and Disclosures (“ASC 820”), specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1:	Quoted prices for identical instruments in active markets;
Level 2:
Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high-credit quality. At times, such amounts may exceed federally insured limits. Cash and cash equivalents on deposit or invested with financial and lending institutions was $20.5 million and $22.1 million, as of December 31, 2021 and December 31, 2020, respectively.

The Company provides credit to customers in the normal course of business. The carrying amount of current accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be fully collected. The allowance is based on the assessment of the following factors: customer creditworthiness, historical payment experience, age of outstanding accounts receivable and any applicable collateral.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is calculated on a first-in, first-out (“FIFO”) basis. Inventory may consist of raw materials, work-in-process, and finished goods. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of completion and selling expense. Inventory is impaired when it is probable that inventory values exceed their net realizable value. Changes in these estimates are included in cost of sales in the consolidated statements of operations and comprehensive income (loss).

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has concluded that it operates in one operating segment and one reportable segment, space infrastructure, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Goodwill and Intangible Assets

Goodwill is the amount by which the purchase price exceeded the fair value of the net identifiable assets acquired and liabilities assumed in a business combination on the date of acquisition (refer to Note H). Goodwill is assessed for impairment at least annually as of October 1, on a reporting unit basis, or when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company assesses impairment first on a qualitative basis to determine if a quantitative assessment is necessary. In

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

circumstances where our qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit does not exceed its carrying value, the Company would perform a quantitative analysis and the goodwill impairment loss, if any, is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.

Intangible assets include those acquired from the Company’s various business combinations (refer to Note C) as well as licensed software for internal-use. Licensed software is acquired solely to meet the Company’s internal needs which provides the right to take possession of the software and is hosted on the Company’s specific hardware components as well as the capitalization of qualifying costs during the application development stage. Indefinite-lived intangible assets include tradenames and in-process research and development (“IPR&D”), Finite-lived intangible assets include customer relationships, technology trademarks, and internal-use software. Finite-lived intangible assets are reported at cost, net of accumulated amortization, and are either amortized on a straight-line basis over their estimated useful lives or over the period the economic benefits of the intangible assets are consumed.

All indefinite-lived assets are reviewed for impairment annually, and as necessary if indicators of impairment are present.

Property, Plant and Equipment

Property, plant and equipment are the long-lived, physical assets of the Company, acquired for use in the Company’s normal business operations and not intended for resale by the Company. These assets are recorded at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred. Assets under capital lease are recorded at the present value of the minimum lease payments required during the lease period. Depreciation is based on the estimated useful lives of the assets using the straight-line method and is included in selling, general and administrative or cost of sales based upon the asset; depreciation and amortization expense includes the amortization of assets under capital leases.

Expected useful lives are reviewed at least annually. Estimated useful lives are as follows:

Property, plant and equipment	Estimated useful life in years
Computer equipment	3
Furniture and fixtures	7
Laboratory equipment	3-10
Software	3-5
Leasehold improvements	5 or lease term

As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in other (income) expense, net in the consolidated statements of operations and comprehensive income (loss).

Finite-Lived Assets

The Company regularly evaluates its property, plant and equipment and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable, in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”) and ASC 350, Intangibles—Goodwill and Other (“ASC 350”). If the Company determines that the carrying amount of an asset or asset group is not recoverable based upon the undiscounted expected future cash flows of the asset or asset group, the Company records an impairment loss equal to the excess of carrying amount over the estimated fair value of the asset or asset group.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). The Company computes its provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are calculated based on the basis difference for financial reporting and tax basis of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. All deferred income taxes are classified as non-current in the Company’s consolidated balance sheets. The Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The Company recognizes a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Research and Development Costs

Research and development costs are primarily made up of labor charges, prototype material, and development expenses. Research and development costs are expensed in the period incurred.

Advertising Costs

All advertising, promotional and marketing costs are expensed when incurred and are included in Selling, general and administrative within the consolidated statements of operations and comprehensive income (loss). The table below presents the advertising cost for the following periods:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to June 21, 2020
Advertising costs	$1,156	$147	$86

Equity-based Compensation

The Company’s equity-based compensation plans are classified as equity plans and compensation expense is generally recognized over the vesting period of stock awards. The Company issues stock awards in the form of incentive units, non-qualified stock options and restricted stock units. The fair value of incentive units and stock options are calculated on the grant date using the Black-Scholes Option Pricing Model (“OPM”). Given the absence of adequate historical data, the Company uses the Simplified Method to estimate the term of stock options granted to employees. The fair value of the restricted stock units are calculated based on the closing market price of the Company’s common stock on the grant date.

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

For non-qualified stock options and restricted stock units, the Company recognizes the grant date fair value as compensation expense on a straight-line method over the vesting period (typically three years) and recognizes forfeitures as they occur.

Warrants

As part of the Merger, public warrants were established as equity and private warrants were established as a liability. Classification of the public warrants as equity instruments and the private warrants as liability instruments is based on management’s analysis of the guidance in ASC 815 Derivatives and Hedging and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” Management determined that while the public warrants meet the definition of a derivative, they meet the equity scope exception in ASC 815-10-15-74(a) to be classified in stockholders’ equity and are not subject to remeasurement provided that the Company continues to meet the criteria for equity classification. Management considered whether the private warrants display the three characteristics of a derivative under ASC 815, and concluded that the private warrants meet the definition of a derivative. However, the private warrants fail to meet the equity scope exception in ASC 815-10-15-74(a) and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. The Company measured the private warrant liability at fair value at the closing of the Merger and then at each reporting period with changes in fair value recognized as other (income) expense, net in the consolidated statements of operations and comprehensive income (loss).

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Foreign Currency Translation

The Company’s consolidated financial statements are presented in United States dollars (“USD”), which is the functional currency of the Company. The local currency of our operations in Luxembourg, the euro, is considered to be the functional currency of that operation. Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into USD at exchange rates effective as of the balance sheet date. Revenues and expenses are translated using average exchange rates in effect for the periods presented.

Balance sheet translation adjustments are reported in accumulated other comprehensive income (loss). Realized gains and losses on foreign currency transactions are included in other (income) expense, net on the consolidated statements of operations and comprehensive income (loss).

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes the current lease requirements in ASC 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the consolidated statements of operations and comprehensive income (loss). Currently, leases are classified as either capital or operating, with any capital leases recognized on the consolidated balance sheets. The reporting of lease-related expenses in the consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows will be generally consistent with the current guidance.
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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), an amendment of the FASB ASC. Subsequent to the issuance of ASU 2016-13, there were various updates that amended and clarified the impact of ASU 2016-13. ASU 2016-13 broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The amendments in ASU 2016-13 will require an entity to record an allowance for credit losses for certain financial instruments and financial assets, including accounts receivable, based on expected losses rather than incurred losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The use of forecasted information incorporates more timely information in the estimate of expected credit losses. The new guidance will be effective for the year beginning January 1, 2023. The Company does not expect this guidance to have a material impact on its consolidated financial statements or related disclosures.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” ASU 2021-08 requires the company acquiring contract assets and contract liabilities obtained in a business combination to recognize and measure them in accordance with ASC 606, “Revenue from Contracts with Customers”. Prior to adoption, such amounts were recognized by the acquiring company at fair value on the acquisition date. The amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. Effective January 1, 2021, the Company elected to early adopt these requirements prospectively which did not have a material impact for business combinations completed in the Successor 2021 Period.

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
The fair value of the acquired trademark and technology was estimated using the relief from royalty (“RFR”) method. The fair value of the acquired customer relationships was estimated using the excess earnings method. The fair value of the IPR&D was estimated using the replacement cost method.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The results of operations of Adcole for the period from March 2, 2020 to December 31, 2020 have been included in the results of operations for the Successor 2020 Period. The table below presents the post-acquisition revenues, net income (loss), and acquisition-related costs (included in transaction expenses) of Adcole included in the consolidated statements of operations and comprehensive income (loss) for the following period:

Successor Period Ended
December 31, 2020
Post-acquisition revenues	$8,096

Net income (loss)	$(1,878)

Transaction expenses	$2,055

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

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During the Successor 2021 Period, there was a measurement period adjustment to goodwill of $0.1 million, decreasing the balance to $3.9 million. Refer to Note H for further discussion.

The results of operations of DSS for the period from June 1, 2020 to December 31, 2020 have been included in the results of operations for the Successor 2020 Period. The table below presents the post-acquisition revenues, net loss, and acquisition-related costs (included in transaction expenses) of DSS included in the consolidated statements of operations and comprehensive income (loss) for the following period:

Successor Period Ended
December 31, 2020
Post-acquisition revenues	$5,381

Net income (loss)	$(1,707)

Transaction expenses	$434

MIS Acquisition
On June 22, 2020, the Successor acquired 100% of the equity interest of MIS in exchange for cash and 2,615,726 Parent Units. The acquisition supports the Company’s growth in its offering of space structures.

The purchase agreement with the sellers of MIS awarded such sellers with a contingent right to an earnout payment from the Company upon the achievement of certain revenue milestones over the year ended December 31, 2020. The earnout amount would be computed as $1.50 for every $1.00 of MIS Revenue (as defined in the purchase agreement), in excess of $40.0 million for the year ended December 31, 2020, and the contingent earnout would not exceed $15.0 million or be less than $0.

The fair value of the earnout is arrived at using the Black-Scholes option pricing model (“OPM”) using the following assumptions:

MIS Black-Scholes OPM Assumptions
Risk-free interest rate	0.05%
Revenue volatility	51.7%

Including the equity component, the total fair value of the contingent earnout payment of $11.5 million was settled as of December 31, 2021 for $2.2 million in cash and $9.3 million in equity of Holdings of which $10.9 million was reflected in contingent earnout expense on the consolidated statements of operations and comprehensive income (loss) for the Successor 2021 Period as the adjustment in fair value occurred subsequent to the MIS measurement period.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During the Successor 2021 Period, there was a measurement period adjustment to goodwill of $0.5 million, decreasing the balance to $14.8 million. Refer to Note H for further discussion.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The results of operations of MIS for the period from June 22, 2020 to December 31, 2020 have been included in the results of operations for the Successor 2020 Period. The table below presents the post-acquisition revenues, net loss, and acquisition-related costs (included in transaction expenses) of MIS included in the consolidated statements of operations and comprehensive income (loss) for the following period:

Successor Period Ended
December 31, 2020
Post-acquisition revenues	$22,061

Net income (loss)	$(1,186)

Transaction expenses	$4,132

Roccor Acquisition
On October 28, 2020, the Successor acquired 100% of the equity interest of Roccor in exchange for cash and 1,564,531 Parent Units. The acquisition supports the Company’s growth in its offering of space structures.

The purchase agreement with the sellers of Roccor awarded such sellers with a contingent right to an earnout payment from the Company upon the achievement of certain revenue milestones for the year ended December 31, 2021. The earnout amount would be based on one of the following: (i) $0 if Roccor revenue for the year ended December 31, 2021 is less than $30.0 million, (ii) $1.0 million if Roccor revenue for the year ended December 31, 2021 is equal to or greater than $30.0 million but less than $40.0 million, (iii) $2.0 million if Roccor revenue for the year ended December 31, 2021 is equal to or greater than $40.0 million. The fair value of the Roccor contingent earnout was estimated using the Black-Scholes OPM; the fair value of the Roccor contingent earnout was $0.6 million as of the acquisition date.

The assumptions used in the Black-Scholes OPM were as follows:

Roccor Black-Scholes OPM Assumptions
Risk-free interest rate	0.1%
Revenue discount rate	7.0%
Revenue volatility	30.0%
Earnout payment discount rate	4.0%

During the Successor 2021 Period, the revenue based earnout described above and accrued to date of $0.5 million was recorded in contingent earnout expense on the consolidated statements of operations and comprehensive income (loss). As the Roccor revenue for the year ended December 31, 2021 is equal to or greater than $30.0 million but less than $40.0 million, the earnout to be paid to the sellers of Roccor is $1.0 million, which was fully accrued as of December 31, 2021 and reported as Notes payable to sellers on the consolidated balance sheets.

The purchase agreement also stipulated that certain funds in the amount of $0.5 million were to be held in escrow (the “PBR Escrow”), subject to a variance (the “PBR Variance”), for the benefit of the sellers. The PBR Variance was defined as the excess revenue recorded by Roccor for the year ended December 31, 2020, based on the difference between Roccor’s forecasted revenues and Roccor’s actual revenues for the eight months ended August 31, 2020. Upon determination of the PBR Variance, an amount equal to (i) the PBR Escrow less (ii) the PBR Variance will be disbursed to the sellers of Roccor; any remaining PBR Escrow funds will be disbursed to the Company. Since the transfer of the PBR Escrow funds is contingent upon the PBR Variance, the Company’s obligation to deliver the PBR Escrow funds net of PBR Variance was determined to be a contingent consideration. The fair value of the PBR Variance was determined to be $0.4 million as of the acquisition date, therefore contingent consideration related to PBR Escrow was determined to be $0.1 million. PBR Escrow amount of $0.1 million was paid to sellers of Roccor in March 2021.
The following table summarizes the fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.

October 28, 2020
Cash paid	$14,999
Equity issued	1,565

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

October 28, 2020
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

During the Successor 2021 Period, there was a measurement period adjustment to goodwill of $0.7 million, decreasing the balance to $6.0 million. Refer to Note H for further discussion.

The results of operations of Roccor for the period from October 28, 2020 to December 31, 2020 have been included in the results of operations for the Successor 2020 Period. The table below presents the post-acquisition revenues, net loss, and acquisition-related costs (included in transaction expenses) of Roccor included in the consolidated statements of operations and comprehensive income (loss) for the following period:

Successor Period Ended
December 31, 2020
Post-acquisition revenues	$5,003

Net income (loss)	$338

Transaction expenses	$1,838

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

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

During the Successor 2021 Period, there was a measurement period adjustment to goodwill of $1.4 million, decreasing the balance to $3.4 million. Refer to Note H for further discussion.

The results of operations of LoadPath for the period from December 11, 2020 to December 31, 2020 have been included in the results of operations for the Successor 2020 Period. The table below presents the post-acquisition revenues, net loss, and acquisition-related costs (included in transaction expenses) of LoadPath included in the consolidated statements of operations and comprehensive income (loss) for the following period:

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Successor Period Ended
December 31, 2020
Post-acquisition revenues	$245

Net income (loss)	$(32)

Transaction expenses	$1,485

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

January 15, 2021
Cash paid	$12,142
Equity issued	2,110
Purchase consideration	$14,252
Assets:
Accounts receivable	$1,279
Contract assets	121
Inventory	40
Prepaid expenses and other current assets	50
Property, plant and equipment	493
Intangible assets	7,980
Total assets	9,963
Liabilities:
Accounts payable	$46
Accrued expenses	2,022
Deferred revenue	253
Other current liabilities	45
Deferred tax liabilities	2,128
Total liabilities	4,494
Fair value of net identifiable assets acquired	5,469
Goodwill	$8,783
The following table summarizes the intangible assets acquired by class:

	January 15, 2021	Weighted average useful life in years
Trademark	$80	1
Technology	4,400	15
Customer relationships	3,500	20
Total intangible assets	$7,980
The fair value of the acquired trademark and technology was estimated using the RFR method. The fair value of the acquired customer relationships was estimated using the excess earnings method.

The acquisition was accounted for as a business combination, whereby the excess of the consideration paid over the fair value of

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

identifiable net assets was allocated to goodwill. The goodwill reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to its existing products and markets. For tax purposes, the goodwill is not deductible.

During the Successor 2021 Period, there was a measurement period adjustment to goodwill of $1.9 million, increasing the balance to $8.8 million. Refer to Note H for further discussion.

The results of operations of Oakman for the period from January 15, 2021 to December 31, 2021 have been included in the results of operations for the Successor 2021 Period. The table below presents the post-acquisition revenues, net income (loss), and acquisition-related costs (included in transaction expenses) of Oakman included in the consolidated statements of operations and comprehensive income (loss) for the following period:

Successor Period Ended
December 31, 2021
Post-acquisition revenues	$4,531

Net income (loss)	$(1,762)

Transaction expenses	$657

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

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

February 17, 2021
Cash paid	$27,305
Purchase consideration	$27,305
Assets:
Cash	$711
Accounts receivable	1,270
Contract assets	1,534
Inventory	3
Prepaid expenses and other current assets	53
Property, plant and equipment	734
Intangible assets	24,370
Other non-current assets	48
Total assets	28,723
Liabilities:
Accounts payable	1,186
Accrued expenses	1,282
Deferred revenue	4,003
Other current liabilities	63
Deferred tax liabilities	6,138
Total liabilities	12,672
Fair value of net identifiable assets acquired	16,051
Goodwill	$11,254
The following table summarizes the intangible assets acquired by class:

	February 17, 2021	Weighted average useful life in years
Trademark	$170	1
Technology	11,900	20
Customer relationships	12,300	20
Total intangible assets	$24,370
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

During the Successor 2021 Period, there was a measurement period adjustment to goodwill of $0.4 million, increasing the balance to $11.3 million. Refer to Note H for further discussion.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The results of operations of DPSS for the period from February 17, 2021 to December 31, 2021 have been included in the results of operations for the Successor 2021 Period. The table below presents the post-acquisition revenues, net income (loss), and acquisition-related costs (included in transaction expenses) of DPSS included in the consolidated statements of operations and comprehensive income (loss) for the following period:

Successor Period Ended
December 31, 2021
Post-acquisition revenues	$26,678

Net income (loss)	$(554)

Transaction expenses	$1,605

Techshot Acquisition

On November 1, 2021, the Successor acquired 100% of the equity interest of Techshot in exchange for cash and 3,029,596 shares of common stock. The acquisition supports the Company’s growth in its offering of mission solutions.

The following table summarizes the fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.

November 1, 2021
Cash paid	$2,228
Common stock issued	38,493
Purchase consideration	$40,721
Assets:
Cash	$406
Accounts receivable and other receivable	287
Contract assets	926
Inventory	120
Prepaid expenses and other current assets	86
Property, plant and equipment	14,818
Intangible assets	4,120
Total assets	20,763
Liabilities:
Accounts payable	39
Accrued expenses	293
Deferred revenue	675
Other current liabilities	35
Deferred tax liabilities	5,521
Total liabilities	6,563
Fair value of net identifiable assets acquired	14,200
Goodwill	$26,521

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The following table summarizes the intangible assets acquired by class:

	November 1, 2021	Weighted average useful life in years
Trademark	$240	3
Technology	1,800	10
Customer relationships	1,400	9
IPR&D	680
Total intangible assets	$4,120
The amounts above represent the current preliminary fair value estimates but the measurement period is still open and subject to further adjustments as additional information becomes available and as additional analyses and final allocations are completed.

The fair value of the acquired trademark, technology, and IPR&D was estimated using the relief from royalty (“RFR”) method. The fair value of the acquired customer relationships was estimated using the excess earnings method.

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

The results of operations of Techshot for the period from November 1, 2021 to December 31, 2021 have been included in the results of operations for the Successor 2021 Period. The table below presents the post-acquisition revenues, net income (loss), and acquisition-related costs (included in transaction expenses) of Techshot included in the consolidated statements of operations and comprehensive income (loss) for the following period:

Successor Period Ended
December 31, 2021
Post-acquisition revenues	$1,563

Net income (loss)	($392)

Transaction expenses	$1,620

Pro Forma Financial Data (Unaudited)
The tables below present the pro forma combined results of operations for the business combinations for the years ended December 31, 2021 and 2020 as though the acquisitions of Adcole, DSS, MIS, Roccor, and LoadPath (the “2020 business combinations”) had been completed as of January 1, 2019, and the acquisitions of Oakman, DPSS, and Techshot (the “2021 business combinations”) had been completed as of January 1, 2020.

The pro forma information for the year ended December 31, 2021 includes the Successor 2021 Period and the pre-acquisition 2021 results of Oakman, DPSS, and Techshot for the year ended December 31, 2021. The pro forma information for the year ended December 31, 2020 includes the Predecessor 2020 Period, the Successor 2020 Period, and the pre-acquisition results of Adcole, DSS, Roccor, LoadPath, Oakman, DPSS, and Techshot for the year ended December 31, 2020.

	Pro forma for Year Ended
	December 31, 2021	December 31, 2020
Revenues	$149,295	$126,999
Net income (loss)	(57,766)	(7,902)

The amounts included in the pro forma information are based on the historical results and do not necessarily represent what would have occurred if the 2021 business combinations had taken place as of January 1, 2020 and the 2020 business combinations had taken place as of January 1, 2019, nor do they represent the results that may occur in the future. Accordingly, the pro forma financial

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

information should not be relied upon as being indicative of the results that would have been realized had the business combination occurred as of the date indicated or that may be achieved in the future.

During the Successor 2021 Period, the Company incurred $5.0 million of acquisition related costs attributable to the business combinations, included in the Successor 2021 Period transaction expenses on the consolidated statements of operations and comprehensive income (loss). These expenses are reflected in the pro forma earnings for the year ended December 31, 2020, in the table above.

Note D – Fair Value of Financial Instruments
Cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, salaries and benefits payable, accrued interest, other accrued expenses and current liabilities are reflected on the consolidated balance sheets at amounts that approximate fair value because of the short-term nature of these financial assets and liabilities.
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

As of December 31, 2021, contingent consideration consists of estimated future payments related to the Successor’s acquisition of Roccor. As certain inputs are not observable in the market, contingent consideration payments are classified as Level 3 instruments and included in notes payable to seller on the Successor’s consolidated balance sheets. Significant changes in the significant unobservable inputs used in the Black-Scholes OPM to determine the fair value of contingent consideration would result in a significantly lower or higher fair value measurement. The Company adjusts the previous fair value estimate of contingent consideration at each reporting period while considering changes in forecasted financial performance and overall change in risk based on the period of time elapsed. Refer to Note C for information on the Level 3 inputs used to value the contingent consideration.

Financial liabilities measured at fair value on a recurring basis are as follows:

		Successor
		December 31, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$19,098	$19,098
Contingent consideration	Notes payable to sellers	—	—	1,000	1,000
Total		$—	$—	$20,098	$20,098

		Successor
		December 31, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$—	$—
Contingent consideration	Notes payable to sellers	—	—	1,257	1,257
Total		$—	$—	$1,257	$1,257

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The changes in the Level 3 fair values of private warrants and contingent consideration are as follows:

	Private Warrants	Contingent Consideration	Total Level 3
Predecessor
January 1, 2020	$—	$—	$—
Additions	—	—	—
Changes in fair value	—	—	—
Settlements	—	—	—
June 21, 2020	$—	$—	$—

Successor
February 10, 2020	$—	$—	$—
Additions	—	1,257	1,257
Changes in fair value	—	—	—
Settlements	—	—	—
December 31, 2020	—	1,257	1,257
Additions	21,727	450	22,177
Changes in fair value	(2,629)	10,891	8,262
Settlements	—	(11,598)	(11,598)
December 31, 2021	$19,098	$1,000	$20,098
Note E – Accounts Receivable, net
The accounts receivable, net balance was as follows:

	Successor
	December 31, 2021	December 31, 2020
Accounts receivable, net
Billed receivables	$14,820	$5,352
Unbilled receivables	1,442	705
Total accounts receivable, net	$16,262	$6,057

Accounts receivable are recorded for amounts to which the Company is entitled and has invoiced to the customer. Unbilled receivables consist of unbilled amounts as of December 31, 2021 under T&M contracts where billing and payment is subject solely to the passage of time. There was no allowance for doubtful accounts as of December 31, 2021 and December 31, 2020.

Note F – Inventory
The inventory balance was as follows:

	Successor
	December 31, 2021	December 31, 2020
Raw materials	$414	$330
Work in process	117	—
Finished goods	157	—
Inventory, net	$688	$330

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note G – Property, Plant and Equipment, net
The property, plant and equipment, net balances were as follows:

	Successor
	December 31, 2021	December 31, 2020
Computer equipment	$1,380	$739
Furniture and fixtures	783	442
Laboratory equipment	16,856	1,357
Software	—	359
Leasehold improvements	2,205	672
Construction in process	415	—
Less: accumulated depreciation	(2,255)	(307)
Total property, plant and equipment, net	$19,384	$3,262
The table below presents the depreciation expense related to property, plant and equipment for the following periods:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to June 21, 2020
Depreciation expense	$1,944	$307	$59

The depreciation expense for the Successor 2021 Period, included $0.1 million of accelerated depreciation due to a reduction of the estimated useful life for certain assets as a result of the early termination of the underlying lease. Refer to Note K for further information.

The Company occasionally designs and builds its own machinery. The cost of these projects, including direct material and labor, and other indirect costs attributable to the construction, are capitalized as construction in progress. No provision for depreciation is made on construction in progress until the related assets are completed and placed in service.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note H – Goodwill
The Company performed an annual qualitative assessment of impairment of goodwill as of October 1, 2021 and 2020 for each of the three reporting units, Mission Solutions, Space Components, and Engineering Services, concluding there was no impairment. The Company also concluded that there were no indicators of goodwill impairment requiring further testing during the Successor 2021 Period.
The changes in the carrying amount of goodwill were as follows:

Successor
Balance of goodwill as of February 10, 2020	$—
Goodwill arising from the Adcole acquisition	21,525
Goodwill arising from the DSS acquisition	3,984
Goodwill arising from the MIS acquisition	15,320
Goodwill arising from the Roccor acquisition	6,725
Goodwill arising from the LoadPath acquisition	4,813
Change arising from impact of foreign currency	344
Balance of goodwill as of December 31, 2020	52,711
Goodwill arising from the Oakman acquisition	6,866
Goodwill arising from the DPSS acquisition	10,904
Goodwill arising from the Techshot acquisition	26,521
Measurement period adjustment — DSS acquisition	(85)
Measurement period adjustment — MIS acquisition	(512)
Measurement period adjustment — Roccor acquisition	(684)
Measurement period adjustment — DPSS acquisition	350
Measurement period adjustment — Oakman acquisition	1,917
Measurement period adjustment — LoadPath acquisition	(1,427)
Change arising from impact of foreign currency	(247)
Balance of goodwill as of December 31, 2021	$96,314

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

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note I – Intangible Assets, net
The intangible asset gross carrying amount and accumulated amortization were as follows:

	Successor
	December 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$48,612	$(3,592)	$45,020	19
Technology	43,339	(5,894)	37,445	14
Trademarks	6,807	(1,572)	5,235	7
Internal-use software licenses	2,292	(385)	1,907	3
Indefinite-lived intangible assets:
Cosmos Tradename	300	—	300
IPR&D	935	—	935
Total intangible assets	$102,285	$(11,443)	$90,842

	Successor
	December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$31,541	$(899)	$30,642	19
Technology	25,368	(1,508)	23,860	12
Trademarks	6,344	(393)	5,951	9
Indefinite-lived intangible assets:
Cosmos Tradename	300	—	300
IPR&D	208	—	208
Total intangible assets	$63,761	$(2,800)	$60,961

The table below presents the amortization expense related to intangible assets for the following periods:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to June 21, 2020
Amortization expense	$8,640	$2,800	$—

The table below presents the future amortization expense on intangible assets as of December 31, 2021:

Year	Total
2022	$9,443
2023	9,304
2024	8,664
2025	7,768
2026	7,221
Thereafter	47,207
Total future amortization expense on intangible assets	$89,607

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note J – Debt
Adams Street Capital Credit Agreement
On October 28, 2020, the Company entered into a credit agreement with Adams Street Capital (the “Adams Street Credit Agreement”). The Adams Street Credit Agreement includes a $31.0 million term loan commitment, $5.0 million revolving credit facility commitment, and $15.0 million delayed draw term loan, all of which mature on October 28, 2026. On January 15, 2021, the Company drew $15.0 million on the delayed draw term loan to finance the Oakman acquisition. On February 17, 2021, the Company amended the Adams Street Capital Credit Agreement to increase the principal amount of the Adams Street Term Loan by an additional $32.0 million, which was incurred to finance the DPSS acquisition. On July 30, 2021, we drew $3.0 million on the revolving credit facility and repaid the $3.0 million draw down on September 23, 2021. There were no borrowings outstanding under the revolving credit facility as of December 31, 2021 and December 31, 2020.

On September 2, 2021, the Adams Street Credit Agreement was amended to provide that the consolidated total net leverage ratio not exceed 6.50:1.00 on the last day of any quarter (“the Financial Covenant”), to remove the cap on the amount of unrestricted cash which may be netted for purposes of the Financial Covenant, to redefine “Consolidated EBITDA”, and to reset the call protection terms.

In December 2021, the Company entered into a Consent to Credit Agreement whereby Adams Street Capital agreed to an extension of the delivery of periodic financial statements required under the Adams Street Credit Agreement. As of December 31, 2021 and December 31, 2020, the Company was in compliance with the covenant requirements.

Silicon Valley Bank Loan Agreement
On August 31, 2020, the Company entered into a $45.4 million loan agreement with Silicon Valley Bank, which was subsequently modified to increase the principal to $51.1 million on October 28, 2020 (the “SVB Loan”). On April 2, 2021, the Company amended the SVB Loan Agreement to extend the term from August 2021 to September 30, 2022. On September 2, 2021, the Company repaid the full outstanding principal and interest on the SVB Loan.

Paycheck Protection Program (“PPP”) Loan
On May 1, 2020, prior to its acquisition, DSS received a PPP Loan for $1.1 million (the “DSS PPP Loan”). Under the terms of the DSS PPP Loan, DSS could apply for forgiveness under the PPP regulations if DSS used the proceeds of the loan for its payroll costs and other expenses in accordance with the requirements of the PPP. Proceeds from the DSS PPP loan, including interest calculated at a nominal and effective interest rate of 1.00% per annum, were included in a DSS savings account as of the DSS acquisition date. Any amount of the DSS PPP Loan forgiven and proportionate interest amount will be released to the seller of DSS. The Company did not use any of the DSS PPP Loan funds assumed as part of the DSS acquisition. On June 18, 2021, $0.6 million of the DSS PPP Loan was forgiven and as a result was reclassified as a note payable to the seller of DSS. During the Successor 2021 Period, the Company repaid the $0.6 million note payable to the seller of DSS and the remaining outstanding principal and interest of $0.5 million on the DSS PPP loan.

D&O Financing Loan
On September 3, 2021, the Company entered into a $3.0 million loan (the “D&O Financing Loan”) with BankDirect Capital Finance to finance the Company’s directors and officers insurance premium. The D&O Financing Loan has an interest rate of 1.74% per annum and a maturity date of May 3, 2022.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents details of the Company’s debt as of the following periods including the effective interest rate as of December 31, 2021:

		Successor
	Effective interest rate	December 31, 2021	December 31, 2020
Adams Street Term Loan	7.58%	$30,690	$31,000
Adams Street Revolving Credit Facility	7.00	—	—
Adams Street Delayed Draw Term Loan	7.57	14,850	—
Adams Street Incremental Term Loan	7.47	31,760	—
SVB Loan	—	—	46,500
DSS PPP Loan	—	—	1,058
D&O Financing Loan	1.75	1,904	—
Total debt		79,204	78,558
Less: unamortized discounts and issuance costs		1,653	842
Total debt, net		77,551	77,716
Less: Short-term debt, including current portion of long-term debt		2,684	1,074
Total long-term debt, net		$74,867	$76,642
The maturities of the Company’s long-term debt outstanding as of December 31, 2021 are as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
Adams Street Term Loan	$310	$310	$310	$310	$29,450	$—	$30,690
Adams Street Delayed Draw Term Loan	150	150	150	150	14,250	—	14,850
Adams Street Incremental Term Loan	320	320	320	320	30,480	—	31,760
D&O Financing Loan	1,904	—	—	—	—	—	1,904
Total long-term debt maturities	$2,684	$780	$780	$780	$74,180	$—	$79,204

The table below presents the interest expense on debt, including the amortization of discounts and issuance costs for the following periods:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to June 21, 2020
Interest expense on debt	$6,458	$878	$83
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

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

As of December 31, 2021, total available liquidity was $25.5 million, comprised of $20.5 million in cash and cash equivalents and $5.0 million in available borrowings from our existing credit facilities. As further disclosed in Note U, on March 25, 2022, our existing credit facilities were amended to, among other things, increase commitments under the revolving credit facility to $25.0 million. The Company believes that existing sources of liquidity will be sufficient to meet its working capital needs and comply with its debt covenants for at least the next twelve months from the date on which the consolidated financial statements were issued. As part of the Company’s debt management strategy, management continuously evaluates opportunities to further strengthen the Company’s financial position including the issuance of additional equity or debt securities, refinance or otherwise restructure the existing credit facilities, or enter into new financing arrangements. In addition, the Company has identified a plan to execute certain cost reduction actions including, among others, integration-related workforce rationalizations, real estate synergies, business unit optimization initiatives, and cost savings associated with certain Corporate level employment costs. There can be no assurances that any of these actions will be sufficient to allow the Company to service its debt obligations, meet its debt covenants, or that such actions will not result in an adverse impact on our business.

Note K – Leases
The Company is obligated under certain operating leases for its facilities and office equipment. Certain facility leases contain predetermined fixed escalation of minimum rents at rates ranging from 1.96% to 4.00% per annum and renewal options that could extend certain leases up to an additional nine years; the office equipment lease contains a renewal option that could extend the lease to consecutive 60-day terms and a purchase option.

During the Successor 2021 Period, the Company negotiated the early termination of a lease agreement for office space located in Littleton, Colorado. With an original termination date in December 2027, the early termination reduced the Company’s total future minimum lease obligations by $1.6 million.

As of December 31, 2021, the future annual minimum lease payments for operating leases are as follows:

Year	Total
2022	$4,330
2023	4,517
2024	4,625
2025	4,015
2026	3,030
Thereafter	5,772
Total future annual minimum lease payments	$26,289

The Company records rent expense on a straight-line basis over the life of the lease. The table below presents the rent expense under all leases for the following periods:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to June 21, 2020
Rent expense on leases	$3,424	$1,091	$228

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note L – Income Taxes
The table below presents the current and deferred components of income tax expense (benefit) for the following periods:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to June 21, 2020
Current:
Federal	$—	$—	$(387)
State	—	—	3
Foreign	—	—	—
Total current income tax expense (benefit)	—	—	(384)

Deferred:
Federal	(9,376)	(3,064)	—
State	(1,893)	(595)	—
Foreign	—	—	—
Total deferred income tax expense (benefit)	(11,269)	(3,659)	—

Total income tax expense (benefit)	$(11,269)	$(3,659)	$(384)

A reconciliation of the U.S. federal statutory income tax expense to actual income tax expense is as follows:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to June 21, 2020
Income (loss) before income taxes	$(72,806)	$(18,033)	$(1,718)
Federal statutory income tax rate	21.0%	21.0%	21.0%
Expected federal provision (benefit) for income taxes at the federal statutory income tax rate	(15,289)	(3,787)	(361)
State income tax (benefit), net of federal tax benefit	(1,946)	(595)	29
Research and development tax credits	324	(20)	(460)
Permanent differences	1,931	57	(17)
Tax (benefits) / non-deductible expenses related to equity-based compensation	5,228	—	(119)
Acquisition costs	(1,106)	685	—
Reserves for unrecognized income tax benefits	(273)	1	386
Change in valuation allowance	458	—	129
Other	(596)	—	29
Total tax expense (benefit)	$(11,269)	$(3,659)	$(384)

Effective tax rate	15.5%	20.3%	22.4%
The effective tax rate for the Successor 2021 Period differs from the U.S. federal income tax rate of 21.0% primarily due to nondeductible compensation costs on the Class P Unit Incentive plan, contingent earnout payments from the MIS acquisition and state income tax expense. The effective tax rate for the Successor 2020 Period differs from the U.S. federal income tax rate of 21.0% primarily due to acquisition costs and state income tax expense. The effective tax rate for the Predecessor 2020 Period differs from the U.S. federal income tax rate of 21.0% primarily due to the full valuation allowance of the net deferred tax asset offset by the income tax benefit of the carry back of net operating losses under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the components of the deferred tax assets, net and deferred tax liabilities:

	Successor as of
	December 31, 2021	December 31, 2020
Deferred tax assets:
Accrued expenses and reserves	$1,106	$493
Deferred rent	58	82
Tax credit carryforwards	226	346
Deferred revenue	636	1,168
Net operating loss carryforwards	12,052	3,467
Interest disallowance	1,921	271
Equity-based compensation	566	—
Other assets	14	—
Total deferred tax assets	16,579	5,827
Less: valuation allowance	(515)	(57)
Deferred tax assets, net of valuation allowance	16,064	5,770

Deferred tax liabilities:
Depreciation and amortization	(23,922)	(12,949)
Other	(743)	(188)
Deferred tax liabilities	(24,665)	(13,137)
Total net deferred tax assets (liabilities)	$(8,601)	$(7,367)

In assessing the realizability of deferred income tax assets, the Company considers whether it is more-likely-than-not that some or all of the deferred income tax assets will not be realized. The ultimate realization of the deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (“NOL”) carryforwards are available. For the Successor 2021 Period and Successor 2020 Period, the Company has concluded that substantially all of the deferred tax assets in the U.S. are more-likely-than-not realizable and that foreign deferred tax assets are more-likely-than not to expire before realization.

As of December 31, 2021, the Company had $45.2 million of U.S. federal net operating losses resulting in U.S. federal, state (net), and foreign deferred tax assets of $9.5 million, $2.0 million, and $0.5 million, respectively. The $9.5 million in U.S. federal net operating loss carryforwards may be carried forward indefinitely to reduce future taxable income for U.S. federal tax purposes, while certain state net operating losses will begin to expire in 2038. Foreign net operating losses will begin to expire in 2036. The Company has federal and state NOL and other tax credit carryforwards. Due to changes in the Company’s ownership, the utilization of net operating loss carryforwards and research and development credit carryforwards, that can be used to offset future taxable income, are subject to annual limits in accordance with Internal Revenue Code (IRC) Section 382, as well as similar state provisions. The Company does not expect Section 382 to limit the Company’s ability to realize its deferred tax assets.

The table below presents changes in reserves for unrecognized income tax benefits for the periods presented:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to June 21, 2020
Unrecognized tax benefits, beginning of period	$1,671	$1,671	$1,275
Increase (decrease) for tax positions taken related to a prior period	(291)	—	105
Increase (decrease) for tax positions taken during the current period	—	—	291
Unrecognized tax benefits, end of period	$1,380	$1,671	$1,671

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

During the Successor 2021 Period, Successor 2020 Period and Predecessor 2020 Period, the Company did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. As of December 31, 2021, the Company’s estimated gross unrecognized tax benefits were $1.4 million, of which $1.3 million if recognized would favorably impact the Company’s future earnings. The Company believes there will be no material changes to unrecognized tax benefits within the next twelve months. Due to uncertainties in any tax audit outcome, estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ from the estimates. During the Successor 2021 Period, Successor 2020 Period and Predecessor 2020 Period, the Company did not recognize any interest and penalties in the consolidated statements of operations.

The Company and its subsidiaries file income tax returns in various U.S. and foreign jurisdictions. As of December 31, 2021, the Company is subject to examination by the IRS for tax years beginning in 2018. The Company is open to state and foreign income tax examinations until the applicable statute of limitations expires, generally four years after tax return filing for state income tax and five years for foreign income tax; however, the ability for the taxing authority to adjust tax attribute carryforwards will continue until the applicable statute of limitations expires after tax attribute utilization or expiration.

Note M – Employee Benefit Plans
401(k) Plans
The Company maintains six qualified 401(k) plans for its U.S. employees: the Redwire 401(k) plan, the Roccor 401(k) plan, the LoadPath 401(k) plan, the Oakman 401(k) plan, the DPSS 401(k) plan and the Techshot 401(k) plan. During the Successor 2021 Period, the Company matched employee contributions 50% up to 6% for the Redwire 401(k) plan and matched employee contributions 100% up to 4% for the Roccor 401(k) plan, 100% up to 6% for the LoadPath 401(k) plan, 100% up to 3% and then 50% of the next 2% for the Oakman 401(k), 100% up to 3% and then 50% of the next 2% for the DPSS 401(k) plan, and 50% up to 8% for the Techshot 401(k) plan. During the Successor 2020 Period, the Company matched employee contributions up to 50% up to 6% for the Redwire 401(k) plan. The Predecessor maintained a qualified 401(k) plan (the “Predecessor 401(k) Plan”) for its U.S. employees.

The table below presents the expense for matching contributions for the following periods:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to June 21, 2020
Expense for matching contributions, included in:
Cost of sales	$2,143	$187	$—
Selling, general and administrative	156	—	—
Total expense for matching contributions	$2,299	$187	$—

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
Legal Proceedings
The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously. Excluding pending matters disclosed below, the outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s consolidated financial statements.

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

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

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

Note O – Shareholders’ Equity
The Successor’s 100 issued and outstanding Successor units (“Units”) as of December 31, 2020 were cancelled and exchanged for 37,200,000 shares of common stock as part of the closing of the Merger. Refer to the consolidated statement of changes in shareholders’ equity for further details.

On September 2, 2021, the Company approved the authorization to issue up to 500,000,000 shares of common stock at a $0.0001 par value per share and 100,000,000 shares of preferred stock at a $0.0001 par value per share.

Common Stock
The Company had 62,690,869 and 37,200,000 shares of common stock outstanding as of December 31, 2021 and December 31, 2020, respectively. The units of the Company prior to the Merger have been retroactively restated to reflect the exchange ratio established in the Merger (computed as 37,200,000 shares of common stock to 100 Company units).

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

Preferred Stock
The Company had no shares of preferred stock outstanding as of December 31, 2021 and December 31, 2020, respectively.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As of December 31, 2021, there were 8,188,811 public warrants issued and outstanding.

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

The private warrants were valued at $2.81 and $2.47 per warrant as of September 2, 2021 and December 31, 2021, respectively, under the Black-Scholes OPM using the following assumptions:

	September 2, 2021	December 31, 2021
Exercise price	$11.50	$11.50
Common stock price	$10.50	$6.75
Expected option term (years)	5	4.67
Expected volatility	32.80%	60.50%
Risk-free rate of return	0.78%	1.21%
Expected annual dividend yield	—%	—%

The fair value of the private warrants decreased $2.6 million between the initial valuation as of the date the warrants were assumed on September 2, 2021 and December 31, 2021. The fair value decrease is reflected in other (income) expense, net on the consolidated statements of operations and comprehensive income (loss) for the Successor 2021 Period.

As of December 31, 2021, there were 7,732,168 private warrants issued and outstanding.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note Q – Equity-Based Compensation

Predecessor Plans

Prior to June 22, 2020 the Predecessor maintained two equity-based compensation plans, which are described below.

The Predecessor maintained a plan to provide a performance incentive and to encourage stock ownership by employees, officers, and directors of the Predecessor (“the 2011 Equity Incentive Plan”). 1,000,000 Predecessor common stock shares were reserved and available for grant and issuance pursuant to the 2011 Equity Incentive Plan. Under the 2011 Equity Incentive Plan, incentive stock options (“ISOs”) could only be granted to employees, while non-qualified stock options (“NQSOs”) could be granted to employees, officers, directors, and other service providers of the Predecessor.

Between 2014 and 2017, the Predecessor extended loans to three key members of management for the purchase of Predecessor shares for a principal of $1.0 million (the “Predecessor Promissory Notes”). The Predecessor Promissory Notes were secured by the underlying shares and were nonrecourse to the respective debtor’s personal assets. The Predecessor Promissory Notes carried interest at between 1.85% and 1.91% per annum, and were expected to mature between April 2020 and June 2023 or earlier upon the occurrence of certain events specified in the Predecessor Promissory Notes.

The Predecessor Promissory Notes represented in-substance ISOs with a grant date fair value of $0.5 million and the equity-based compensation expense related to them was recognized over the requisite service period of four years. Pursuant to the Recapitalization, a Release of Security Interest Agreement, dated October 17, 2019, was executed between the three debtors of the Predecessor Promissory Notes and the Predecessor. The Release of Security Interest Agreement stipulated the release of the Predecessor’s security interest in the portion of the Common Stock issued to each debtor of the Predecessor Promissory Notes that was reclassified to Class F Common Stock and to Preferred Stock in the Recapitalization, while retaining the security interest in the portion that remained as Common Stock after the Recapitalization. These events resulted in a modification of the original in-substance options associated with the Predecessor Promissory Notes; the total incremental cost resulting from this modification was $2.2 million.

Successor Plans

On December 31, 2021, the Company has three equity-based compensation plans, which are described below.

Holdings, the Company’s former parent adopted a written compensatory benefit plan (the “Class P Unit Incentive Plan”) to provide incentives to existing or new employees, officers, managers, directors, or other service providers of the Company or its subsidiaries in the form of Holdings’ Class P Units (“Incentive Units”). Incentive Units have a participation threshold of $1.00 and are divided into three tranches (“Tranche I,” “Tranche II,” and “Tranche III”): Tranche I, Tranche II, and Tranche III Incentive Units were subject to performance-based, service-based, and market-based conditions.

On September 2, 2021, the company’s board of directors adopted the Redwire Corporation 2021 Omnibus Incentive Plan (the “Plan”) which authorizes the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, and other cash or share-based awards to employees, officers, non-employee directors and consultants of the Company. The Company reserved an aggregate of 7,936,136 shares (subject to annual increases on January 1 of each year beginning in 2022 and ending with a final increase on January 1, 2031) of the Company’s common stock for grants under the Plan. Incentive stock options may only be granted to employees and officers employed by the Company. The Plan appoints the board of directors, the compensation committee or such other committee consisting of two or more individuals (the “Committee”) appointed by the board to administer the Plan. Awards under the Plan will contain such terms and conditions not inconsistent with the Plan as the Committee in its discretion approves. The Committee has discretion to administer the Plan in the manner which it determines, from time to time, is in the best interest of the Company.

On September 2, 2021, the company’s board of directors adopted the Redwire Corporation 2021 Employee Stock Purchase Plan (the “ESPP”) which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. The Company reserved an aggregate of 755,822 common shares (subject to annual increases on January 1 of each year beginning in 2022 for a period of up to ten years) of the Company’s common stock for grants under the ESPP. The ESPP appoints the Compensation Committee (the “Committee”) to administer the ESPP. Awards under the ESPP will contain such terms and conditions not inconsistent with the ESPP as the Committee in its discretion approves. The Committee has discretion to administer the ESPP in the manner which it determines, from time to time, is in the best interest of the Company. As of December 31, 2021, no awards had been granted under the ESPP.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Promissory Notes

The assumptions used in determining the fair value of the in-substance ISOs represented by the Predecessor Promissory Notes for the Predecessor 2020 Period were as follows:

	Predecessor
	Period from January 1, 2020 to June 21, 2020
Range of expected time to exit (years)	3	to	5
Range of volatilities	55.00%	to	63.09%
Range of Predecessor Promissory Notes interest rates	1.85%	to	1.91%
Range of risk-free interest rates	1.33%	to	1.62%

The expected time to exit used in the determination of the fair value of the Predecessor Promissory Notes was based on the expected time to liquidity assessed by the Predecessor. The historical volatility used in the determination of the fair value of the in-substance ISOs represented by the Predecessor Promissory Notes was based on analysis of the historical volatility of comparable public companies and factors specific to the Predecessor.

The grant date fair value of the Predecessor in-substance shares vested was $12 thousand for the Predecessor 2020 Period.

A summary of the activity of the Predecessor Promissory Notes is as follows:

	In-substance ISO’s represented by the Predecessor Promissory Notes	Weighted-average exercise price
Predecessor Outstanding as of December 31, 2019	1,028,784	$0.99
Settled or cancelled	(1,028,784)	0.99
Outstanding as of December 31, 2020	$—	$—

Incentive Units

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

As a result of the Merger, Tranches I and III Incentive Units vested on September 2, 2021 (“vesting date”) and the performance vesting condition was met for the Tranche II Incentive Units. The fair value determined at the date of the amendment of the Class P Unit Incentive Plan was immediately recognized as compensation expense on the vesting date for Tranches I and III. Compensation expense for the Tranche II Incentive Units is being recognized over the derived service period of twelve months from the modification date, which resulted in approximately seventy-five percent of the compensation expense for Tranche II being recognized during the Successor 2021 Period. The remaining compensation expense for the Tranche II Incentive Units will be recognized over the remaining service period of three months.

As of December 31, 2021, there was approximately $2.4 million of unrecognized compensation costs related to Tranche II Incentive Units.

Stock Options

Predecessor

Pursuant to the 2011 Equity Incentive Plan, ISOs and NQSOs had a four-year graded vesting period, with a 25% of each grant vesting one year from the grant date and 2.08% vesting monthly thereafter over 36 months; the vesting of ISOs was subject to continued employment. The maximum term over which ISOs and NQSOs were exercisable was 10 years from the date the ISOs or the NQSOs

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

were granted. The Predecessor recognized the equity-based compensation cost related to the 2011 Equity Incentive Plan over the requisite service period using the straight-line attribution method.

Successor

Pursuant to the Plan, the Company’s board of directors granted certain Grantees, options to purchase shares of the Company’s common stock with a contractual term of 10 years. The options vest over a three year term as follows: 33.3% on the first anniversary of the grant date, 33.3% on the second anniversary of the grant date, and 33.4% on the third anniversary of the grant date. Vesting is contingent upon continued employment or service to the Company; both the vested and unvested portion of a Grantee’s option will be immediately forfeited and cancelled if the Grantee ceases employment or service to the Company. The Company recognizes equity-based compensation expense for the options equal to the fair value of the awards on a straight-line basis over the service based vesting period and recognizes forfeitures as they occur.

The fair value of each option granted under the Predecessor 2011 Equity Incentive Plan and the Successor Plan was estimated on the grant date under the Black-Scholes OPM using the following assumptions:

	Successor	Predecessor
Expected option term (years)	6	3-5
Expected volatility	32.80%	55.00%-63.09%
Risk-free rate of return	0.93%-1.15%	1.33%-2.51%
Expected annual dividend yield	—%	—%

A summary of option activity under the Predecessor 2011 Equity Incentive Plan and the Successor Plan as of December 31, 2021 and December 31, 2020, and changes during the years then ended is presented as follows:

Options	Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)
Predecessor Outstanding at December 31, 2019	133,661	$0.66	$1.47
Forfeited	(2,900)	0.77	1.80
Settled or cancelled	(130,761)	0.66	1.46
Successor Outstanding at December 31, 2020	—	—	—
Granted	1,546,400	3.32	10.00
Exercised	—	—	—
Forfeited	—	—	—
Successor Outstanding at December 31, 2021	1,546,400	$3.32	$10.00	9.67
Under the 2011 Equity Incentive Plan, certain unvested ISOs and NQSOs became fully vested and were settled for $0.5 million of the purchase consideration on the MIS acquisition date. Accelerated vesting was triggered by the actions of the Successor, therefore fair value of the consideration attributable to the accelerated equity-based awards relating to post-acquisition services of $0.1 million was recognized in the Successor 2020 Period. The component relating to pre-acquisition services has been included as part of the MIS purchase consideration. There were no remaining ISOs and NQSOs outstanding under the 2011 Equity Incentive Plan as of December 31, 2020 (Successor).
As of December 31, 2021, there was $4.6 million of unrecognized compensation cost related to unvested stock options granted under the Plan. There were no shares that vested or were exercisable under the Plan during Successor 2021 Period.

Restricted Stock Units

Restricted stock units awarded under the Plan generally is subject to forfeiture in the event of termination of employment prior to vesting dates. The Company recognizes equity-based compensation expense for the restricted stock units equal to the fair value of the awards on a straight-line basis over the service based vesting period and recognizes forfeitures as they occur.

Pursuant to the Plan, the Company granted 1,659,600 shares of restricted stock units of the Company’s common stock during the Successor 2021 Period to certain officers, managers and other employees. The shares of restricted stock units awarded follow the same

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

vesting terms and conditions as the options set forth above. The weighted average grant date fair value of these awards was $11.72 per share.

Pursuant to the Plan, the Company granted 75,000 shares of restricted stock units of the Company’s common stock during the Successor 2021 Period to non-employee directors. The shares of restricted stock units awarded vest over one year. The weighted average grant date fair value of these awards was $10.50 per share.

A summary of the status of the Company’s restricted stock as of December 31, 2021, and changes during the Successor 2021 Period, is presented as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested at December 31, 2020	—	$—
Granted	1,734,600	11.67
Vested	—	—
Forfeited	(16,650)	12.72
Unvested at December 31, 2021	1,717,950	$11.66	1.8	$11,596

As of December 31, 2021, there was approximately $18.4 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.8 years. There were no restricted stock units that vested during the Successor 2021 Period.

The table below presents the equity-based compensation expense recorded during the following periods:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to June 21, 2020
Cost of Sales
Incentive Units	$1,635	$—	$—
Stock Options	15	—	—
Restricted Stock Units	466	—	—
Total cost of sales	$2,116	$—	$—

Selling, general and administrative
Promissory Notes	$—	$—	$988
Incentive Units	23,260	—	—
Stock Options	542	102	7
Restricted Stock units	1,194	—	—
Total selling, general and administrative	$24,996	$102	$995

Total equity-based compensation expense	$27,112	$102	$995

The tax benefit of equity-based compensation was $0.2 million and $1 thousand related to the Predecessor Promissory Notes and the Predecessor ISOs and NQSOs, respectively, for the Predecessor 2020 Period. The tax benefit of equity-based compensation was $21 thousand related to the Successor ISOs and NQSOs for the Successor 2020 Period. There was no similar benefit recognized for the Successor 2021 Period.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The numerators and denominators of the basic and diluted net income (loss) per share were computed for the periods presented as follows:

	Successor
	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020
Numerator:
Net income (loss)	$(61,537)	$(14,374)
Denominator:
Weighted average shares outstanding – basic and diluted	45,082,544	37,200,000
Basic and diluted net income (loss) per share	$(1.36)	$(0.39)
Because the Company had a net loss for all periods presented, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

Note S – Revenue
The table below presents revenues by customer grouping for the following periods:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to June 21, 2020
Civil space	$60,052	$23,571	$15,844
National security	29,833	7,034	684
Commercial and other	47,716	10,180	123
Total revenues	$137,601	$40,785	$16,651

Contract Balances
The table below presents the contract assets and contract liabilities included on the consolidated balance sheets for the following periods:

	Successor
	December 31, 2021	December 31, 2020
Contract assets	$11,748	$4,172

Contract liabilities	$15,734	$15,665

The increase in contract assets was primarily driven by growth in revenue recognized and timing of billable milestones occurring during the Successor 2021 Period, and also by the acquisitions of Oakman, DPSS, and Techshot compared to December 31, 2020 before they were acquired.

The decrease in contract liabilities was related to timing of billable milestones occurring during the Successor 2021 Period, partially offset by an increase related to the acquisitions of Oakman and DPSS during the Successor 2021 Period ending December 31, 2021, compared to December 31, 2020 before they were acquired. Revenue recognized in the Successor 2021 Period that was included in the contract liability balance as of December 31, 2020 was $15.3 million.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

When the Company’s estimate of total costs to be incurred to satisfy a performance obligation exceeds the expected revenue, the Company recognizes the loss immediately. When the Company determines that a change in estimate has an impact on the associated profit of a performance obligation, the Company records the cumulative positive or negative adjustment to the statement of operations and comprehensive income (loss). Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results.

The following table summarizes the impact of the net EAC adjustments for the periods presented:

	Successor
	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020
Net EAC adjustments, before income taxes	$(1,835)	$728
Net EAC adjustments, net of income taxes	(1,551)	580
Net EAC adjustments, net of income taxes, per diluted share	(0.03)	0.02

Remaining Performance Obligations
As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $129.3 million. The Company expects to recognize approximately 78% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Geographic Information and Significant Customers
The Company has customers located in the United States, Luxembourg, Germany, Japan, South Korea, Poland, Taiwan, and France.
The table below presents revenues based on the geographic location of the Company’s customers for the following periods:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to June 21, 2020
U.S.	$133,309	$38,774	$15,856
Luxembourg	3,724	1,535	795
Germany	140	46	—
South Korea	272	147	—
Poland	138	169	—
Other	18	114	—
Total revenues	$137,601	$40,785	$16,651

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The majority of the Company’s revenues are derived from government contracts. Customers comprising 10% or more of revenues were as follows for the periods presented:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to June 21, 2020
Boeing (1)	$17,753	$—	$—
NASA	48,476	21,352	15,020
Total	$66,229	$21,352	$15,020

(1) While revenue was generated in each of the periods presented, amounts are only disclosed for the periods in which revenue represented 10% or more of total revenue.

Note T – Related Parties
The table below presents details of the Company’s related party transactions with AEI included on the consolidated statements of operations and comprehensive income (loss) for the following periods:

	Successor
	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020
Management fees paid to AEI	$477	$500
Transaction fees paid to AEI	1,019	2,226
Total fees paid to AEI	$1,496	$2,726

All related party fees associated with AEI were incurred prior to the close of the Merger. Additionally, the Company made a $4.9 million payment to AEI in October 2020, which was reflected as a related party receivable due from AEI on the consolidated balance sheets as of December 31, 2020. This amount was repaid in February 2021.

In November 2021, the Company granted 12,500 shares of common stock to Kirk Konert in his capacity as a member of the board of directors. Subject to his continued service, the common stock will vest in a single installment on November 1, 2022 and be assigned to AEI. Prior to such vesting and assignment, Kirk Konert will hold the securities for the benefit of AEI and he disclaims all right to title and interest in such securities.

Note U – Subsequent Events
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

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The Company has evaluated subsequent events after the consolidated balance sheet as of December 31, 2021 through the consolidated financial statements issuance date and there were no additional subsequent events that required disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, which are designed to ensure that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were not effective as of December 31, 2021 due to the following material weaknesses in internal control over financial reporting.

Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act), or an attestation report of our independent registered public accounting firm, as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations).

As discussed elsewhere in this Annual Report on Form 10-K, we completed the Merger on September 2, 2021. Prior to the Merger, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Merger were insignificant compared to those of the consolidated entity post-Merger. The design of internal controls over financial reporting for the Company post-Merger has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021.

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

We did not maintain an effective control environment, as certain members of senior management failed to consistently message and set certain aspects of an appropriate tone at the top. Specifically, certain members of senior management failed to reinforce the need for compliance with certain of the Company’s accounting and finance policies and procedures, including reinforcement of appropriate communication. We also identified that we had an insufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements to appropriately analyze, record and disclose accounting matters timely and accurately, and establish effective processes and internal controls. The limited personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. These material weaknesses contributed to the following additional material weaknesses:

•We did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement in the consolidated financial statements. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting.
•We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of business performance reviews, account reconciliations, journal entries and contract estimates used in determining the recognition of revenue.
•We did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP to such transactions. Specifically, we did not design and maintain effective controls to account for purchase business combinations, including the appropriate review of the assumptions, data and models used in the forecasted cash flows, used to determine the fair value of the acquired assets and liabilities.

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

In addition, we did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain:

•program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately;
•user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel;
•computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored; and
•testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

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

•We reviewed the personnel structure and identified new positions to enhance our accounting and financial reporting team Some of these individuals were onboarded during 2021 while others are expected to be onboarded during 2022. We have and expect to continue to align our personnel to specific areas and responsibilities to alleviate the numerous competing responsibilities currently faced.
•We have commenced developing and formalizing a risk assessment process across the organization to identify risks and design new controls or enhance existing controls responsive to such risks to ensure timely and accurate financial reporting.
•We are in the process of designing and implementing additional review and communications training procedures within our accounting, finance and program management functions to provide more robust knowledge and understanding of internal control over financial reporting.
•We are in the process of implementing a comprehensive financial closing process checklist with additional layers of reviews as well as controls around non-routine, unusual or complex transactions, including controls over the accounting for purchase business combinations.
•We will continue to conduct training, document our processes and procedures, including accounting policies, across the Company to ensure consistent application including controls over the preparation and review of business performance reviews, account reconciliations, journal entries and contract estimates used in determining the recognition of revenue.
•We are in the process of performing an assessment of all information technology systems which provide data for financial reporting purposes. As part of this assessment, we will be designing, implementing and documenting IT general controls.

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

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Date of 2022 Annual Meeting of Shareholders

The Board of Directors of the Company determined that the Company’s 2022 annual meeting of shareholders (the “Annual Meeting”) will be held virtually by means of remote communication on Wednesday, May 25, 2022. The record date for purposes of determining shareholders entitled to notice of, and vote at, the Annual Meeting has been set as the close of business on April 4, 2022.

Pursuant to the provisions of the Company’s Bylaws, for any shareholder to propose business (other than pursuant to and in compliance with Exchange Act Rule 14a-8) or make a nomination before the annual meeting, the shareholder must deliver notice to the Secretary of the Company at the principal executive offices of the Company not later than the close of business on April 18, 2022, which is the tenth calendar day following the day of the filing of this Annual Report on Form 10-K. For the purposes of Rule 14a-8 and the Annual Meeting, the Company has determined that April 18, 2022 is a reasonable time before the Company plans to begin printing and mailing its proxy materials.

Update to Previously Reported Contracted and Uncontracted Backlog

On March 31, 2022, the Company filed a Current Report on Form 8-K and furnished its earnings press release announcing its financial results for the year 2021. Subsequently, in connection with the Company’s completion of the audit process, the Company has updated the amounts reported in that press release under contracted and uncontracted backlog. Contracted backlog increased by $4.9 million to $139.7 million and uncontracted backlog decreased by the corresponding amount to $131.9 million. Total backlog of $271.6 million, as previously reported, has not changed. Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Performance Indicators” for more information about contracted, uncontracted and total backlog as of December 31, 2021.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation

The information required by this item will be contained in our Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(ii)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(iii)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflecting in First Column)
Equity Compensation Plans Approved by Security Holders(i)	3,264,350	$10.00	5,427,608
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	3,264,350	$10.00	5,427,608

(i) Includes the Redwire Corporation 2021 Omnibus Incentive Plan and the Redwire Corporation 2021 Employee Stock Purchase Plan. As of December 31, 2021, the number of shares reserved for issuance under the 2021 Omnibus Incentive Plan and the 2021 Employee Stock Purchase Plan were 7,936,136 shares and 755,822 shares, respectively. The number of shares reserved for issuance under the 2021 Omnibus Incentive Plan automatically increases each January 1st prior to the termination of the plan, in an amount equal to the lesser of 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year or such lesser number of shares as determined by the Board. The total number of shares reserved for issuance under the 2021 Employee Stock Purchase Plan automatically increases for a period of up to ten years, commencing on January 1, 2022, in an amount equal to the lesser of 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or such lesser number of shares as determined by the Board; provided, however, no more than 8,000,000 shares of Common Stock may be issued in total under the plan.
(ii) Includes 1,716,750 restricted stock units (RSUs) and options to purchase 1,546,000 shares of common stock, each granted and outstanding under the Redwire Corporation 2021 Omnibus Incentive Plan.
(iii) Excludes restricted stock units, which have no exercise price.

The remaining information required by this item will be contained in our Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in our Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Form 10-K:

(a)(1) All Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits.

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
2.1†
Agreement and Plan of Merger, dated as of March 25, 2021, by and among Genesis Park Acquisition Corp., Shepard Merger Sub Corporation, Cosmos Intermediate, LLC and Redwire, LLC (incorporated by reference to Annex A to the proxy statement/prospectus filed by Genesis Park Acquisition Corp. on July 6, 2021).

3.1	Certificate of Incorporation of Redwire Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2021).
3.2	Bylaws of Redwire Corporation (incorporated by reference as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2021).
4.1	Description of the Registrant’s securities.
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed by the Registrant on September 25, 2020).
4.3
Warrant Agreement, dated as of November 23, 2020, between Continental Stock Transfer & Trust Company and Genesis Park Acquisition Corp. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on November 27, 2020).

10.1	Form of Subscription Agreement, dated November 18, 2020 (incorporated by reference to Exhibit 10.18 to Form 8-K, filed by Genesis Park Acquisition Corp. on November 27, 2020).
10.2	Form of Subscription Agreement (incorporated by reference to Annex F to the proxy statement/prospectus filed by Genesis Park Acquisition Corp. on July 6, 2021).
10.3
Investor Rights Agreement, dated as of March 25, 2021, by and among Genesis Park Acquisition Corp., Redwire, LLC, Genesis Park Holdings, Genesis Park II LP and Jefferies LLC (incorporated by reference to Annex H to the proxy statement/prospectus filed by Genesis Park Acquisition Corp. on July 6, 2021).

10.4
Warrant Forfeiture Agreement, dated as of March 25, 2021, by and among Genesis Park Holdings, Jefferies LLC, Genesis Park Acquisition Corp., Redwire, LLC and Cosmos Intermediate, LLC (incorporated by reference to Annex I to the proxy statement/prospectus filed by Genesis Park Acquisition Corp. on July 6, 2021).

10.5
Letter Agreement, dated November 23, 2020, by and among Genesis Park Acquisition Corp., Genesis Park Holdings and each director and officer of Genesis Park Acquisition Corp. (incorporated by reference to Exhibit 10.17 to Form 8-K, filed by Genesis Park Acquisition Corp. on November 27, 2020).

10.6+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2021).
10.7+	Redwire Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 filed with the SEC on November 1, 2021).

Exhibit Number	Description
10.8+	Redwire Corporation 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-8 filed with the SEC on November 1, 2021).
10.9+	First Amendment to the Redwire Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed with the SEC on September 10, 2021).
10.10+	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the Redwire Corporation 2021 Omnibus Incentive Plan.
10.11+	Form of Restricted Stock Unit Award Agreement (Employee) under the Redwire Corporation 2021 Omnibus Incentive Plan.
10.12+	Form of Nonqualified Stock Option Award Agreement under the Redwire Corporation 2021 Omnibus Incentive Plan.
10.13
Credit Agreement, dated as of October 28, 2020, by and among Cosmos Finance, LLC, Cosmos Acquisition, LLC, the other Borrowers, Guarantors and Lenders (as defined therein) from time to time parties thereto, Adams Street Credit Advisors LP, as administrative agent and collateral agent and Adams Street Credit Advisors LP, as sole lead arranger and sole bookrunner.

10.14
First Amendment to Credit Agreement, dated as of February 17, 2021, by and among Cosmos Acquisition, LLC, Cosmos Finance, LLC, the other Borrowers, Guarantors and Lenders (as defined therein) from time to time parties thereto, Adams Street Credit Advisors LP, as administrative agent and collateral agent and the First Amendment Term Lenders (as defined therein).

10.15
Second Amendment to Credit Agreement, dated as of September 2, 2021, by and among Redwire Holdings, LLC, formerly known as Cosmos Acquisition, LLC, Redwire Intermediate Holdings, LLC, formerly known as Cosmos Finance, LLC, the other Borrowers, Guarantors and Lenders (as defined therein) from time to time parties thereto and Adams Street Credit Advisors LP, as administrative agent and collateral agent.

10.16
Third Amendment to Credit Agreement, dated as of March 25, 2022, by and between Redwire Holdings, LLC, the other Borrowers party thereto, the Guarantors party thereto, Adams Street Credit Advisors, LP, as Administrative Agent and as Collateral Agent and each lender party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2022).

10.17+
Offer Letter, dated as of March 11, 2020, by and between Cosmos Parent, LLC and Peter Cannito (incorporated by reference to Exhibit 10.25 to the proxy statement/prospectus filed by Genesis Park Acquisition Corp. on July 6, 2021).

10.18+
Employment Agreement, dated as of June 22, 2020, by and between Cosmos Acquisition, LLC and Andrew Rush (incorporated by reference to Exhibit 10.26 to the proxy statement/prospectus filed by Genesis Park Acquisition Corp. on July 6, 2021).

10.19+
Employment Agreement, dated as of August 3, 2020, by and between Cosmos Acquisition, LLC and William Read (incorporated by reference to Exhibit 10.27 to the proxy statement/prospectus filed by Genesis Park Acquisition Corp. on July 6, 2021).

16	Letter of WithumSmith+Brown, PC (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2021).
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule of exhibit to the SEC upon request.

+ Management or compensatory agreement or arrangement.

* The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Redwire Corporation

Date:	April 8, 2022	By:	/s/ Peter Cannito
		Name:	Peter Cannito
		Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Peter Cannito	Chief Executive Officer and Chairman (Principal Executive Officer)	April 8, 2022
Peter Cannito

/s/ William Read	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 8, 2022
William Read

/s/ Jonathan S. Baliff	Director	April 8, 2022
Jonathan S. Baliff

/s/ John S. Bolton	Director	April 8, 2022
John S. Bolton

/s/ Louis R. Brothers	Director	April 8, 2022
Louis R. Brothers

/s/ Les Daniels	Director	April 8, 2022
Les Daniels

/s/ Joanne Isham	Director	April 8, 2022
Joanne Isham

/s/ Kirk Konert	Director	April 8, 2022
Kirk Konert