Form 10-Q
period 2022-03-31
Redwire Corp
filed 2022-05-13
CIK 1819810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Not Applicable
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 62,818,620 shares of common stock as of May 9, 2022.

REDWIRE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2022

PART I. FINANCIAL INFORMATION
Each of the terms the “Company,” “Redwire,” “we,” “our,” “us” and similar terms used herein refer collectively to Redwire Corporation, a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute “forward looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, concerning us and other matters. These statements generally may be identified by words such as “anticipate,” “forecast,” “believe,” “outlook,” “trends,” “goals,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows, and our projects and related timelines. Forward looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict.
Redwire believes it is important to communicate its expectations to its security holders. However, there may be events in the future that Redwire’s management is not able to predict accurately or over which Redwire has no control. The risk factors and cautionary language contained in this Report, and other reports and documents filed by Redwire with the Securities and Exchange Commission (the “SEC”), provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in such forward-looking statements, including among other things:
•our limited operating history makes it difficult to evaluate future prospects and the risks and challenges we may encounter;
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
•if we fail to adequately protect our intellectual property rights, our competitive position could be impaired and our intellectual property applications for registration may not be issued or be registered;
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
•the COVID-19 pandemic could continue to adversely affect our business;
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
•we may be adversely affected by other economic, business, and/or competitive factors, including inflationary and supply chain pressures and the war in Ukraine;
•we have identified material weaknesses in our internal control over financial reporting that, if not remediated, may not allow us to report our financial condition or results of operations accurately or timely;
•we may be unable to meet stock exchange listing standards;
•the benefits of the Merger may not be realized to the extent currently anticipated by us, or at all. The ability to recognize any such benefits may be affected by, among other things, competition, the ability of us to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees;
•the costs related to the Merger could be significantly higher than currently anticipated; and
•substantial future sales or other issuances of our common stock could depress the market for our common stock.
Undue reliance should not be placed on these forward-looking statements. The forward-looking statements contained in this Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1. Financial Statements
REDWIRE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of U.S. dollars, except share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$5,938	$20,523
Accounts receivable, net	11,984	16,262
Contract assets	17,492	11,748
Inventory	1,022	688
Income tax receivable	688	688
Prepaid insurance	1,752	2,819
Prepaid expenses and other current assets	4,593	2,488
Total current assets	43,469	55,216
Property, plant and equipment, net	18,786	19,384
Right-of-use assets	12,985	—
Goodwill	96,230	96,314
Intangible assets, net	88,352	90,842
Total assets	$259,822	$261,756

Liabilities and Equity
Current liabilities:
Accounts payable	$13,905	$13,131
Notes payable to sellers	1,000	1,000
Short-term debt, including current portion of long-term debt	1,542	2,684
Short-term lease liabilities	2,871	—
Accrued expenses	19,323	17,118
Deferred revenue	13,929	15,734
Other current liabilities	1,309	1,571
Total current liabilities	53,879	51,238
Long-term debt	74,745	74,867
Long-term lease liabilities	10,373	—
Warrant liabilities	20,336	19,098
Deferred tax liabilities	5,668	8,601
Other non-current liabilities	609	730
Total liabilities	165,610	154,534
Shareholders’ Equity:
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 62,690,869 issued and outstanding as of March 31, 2022 and December 31, 2021	6	6
Additional paid-in capital	187,435	183,024
Accumulated deficit	(93,204)	(75,911)
Accumulated other comprehensive income (loss)	(25)	103
Shareholders’ equity	94,212	107,222
Total liabilities and shareholders’ equity	$259,822	$261,756

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues	$32,867	$31,698
Cost of sales	27,696	24,221
Gross margin	5,171	7,477
Operating expenses:
Selling, general and administrative expenses	20,951	11,256
Transaction expenses	46	2,417
Research and development	1,724	996
Operating income (loss)	(17,550)	(7,192)
Interest expense, net	1,452	1,421
Other (income) expense, net	1,180	87
Income (loss) before income taxes	(20,182)	(8,700)
Income tax expense (benefit)	(2,889)	(1,026)
Net income (loss)	$(17,293)	$(7,674)

Net income (loss) per share, basic and diluted	$(0.28)	$(0.21)
Weighted-average shares outstanding:
Basic and diluted	62,690,869	37,200,000

Comprehensive income (loss):
Net income (loss)	$(17,293)	$(7,674)
Foreign currency translation gain (loss), net of tax	(128)	(231)
Total other comprehensive income (loss), net of tax	(128)	(231)
Total comprehensive income (loss)	$(17,421)	$(7,905)

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands of U.S. dollars, except share and unit data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2020(1)	37,200,000	$4	$53,059	$(14,374)	$506	39,195
Parent’s contributions	—	—	2,110	—	—	2,110
Equity-based compensation expense	—	—	—	—	—	—
Foreign currency translation, net of tax	—	—	—	—	(231)	(231)
Net income (loss)	—	—	—	(7,674)	—	(7,674)
Balance as of March 31, 2021	37,200,000	$4	$55,169	$(22,048)	$275	$33,400

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2021	62,690,869	$6	$183,024	$(75,911)	$103	$107,222
Parent’s contributions	—	—	—	—	—	—
Equity-based compensation expense	—	—	4,411	—	—	4,411
Foreign currency translation, net of tax	—	—	—	—	(128)	(128)
Net income (loss)	—	—	—	(17,293)	—	(17,293)
Balance as of March 31, 2022	62,690,869	$6	$187,435	$(93,204)	$(25)	$94,212
(1) The units of the Company prior to the Merger (as defined in Note A) have been retroactively restated to reflect the exchange ratio established in the Merger (computed as 37,200,000 shares of common stock to 100 Company units).

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of U.S. dollars)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income (loss)	$(17,293)	$(7,674)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,658	2,271
Amortization of debt issuance costs and discount	79	59
Equity-based compensation expense	4,411	—
Change in fair value of warrants	1,238	—
Deferred provision (benefit) for income taxes	(2,889)	(1,026)
Non-cash lease expense	116	—
Other	(5)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	4,274	(5,053)
(Increase) decrease in contract assets	(5,748)	(2,669)
(Increase) decrease in inventory	(337)	(20)
(Increase) decrease in prepaid insurance	1,067	—
(Increase) decrease in prepaid expenses and other assets	(1,322)	(2,125)
Increase (decrease) in accounts payable and accrued expenses	3,141	5,081
Increase (decrease) in deferred revenue	(1,801)	(43)
Increase (decrease) in other liabilities	(35)	(1,450)
Increase (decrease) in notes payable to seller	—	124
Net cash provided by (used in) by operating activities	(11,446)	(12,525)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(38,385)
Purchases of property, plant and equipment, net	(892)	(576)
Purchase of intangible assets	(122)	—
Settlement of related party receivable	—	4,874
Net cash provided by (used in) investing activities	(1,014)	(34,087)

Cash flows from financing activities:
Repayments of loans	(1,337)	(4,991)
Payment of loan fees to third parties	(770)	(60)
Proceeds received from loans	—	45,970
Net cash provided by (used in) financing activities	(2,107)	40,919
Effect of foreign currency rate changes on cash and cash equivalents	(18)	(158)
Net increase (decrease) in cash and cash equivalents	(14,585)	(5,851)
Cash and cash equivalents at beginning of period	20,523	22,076
Cash and cash equivalents at end of period	$5,938	$16,225

Cash paid (received) during the period for:
Interest	$1,409	$1,235
Income taxes	—	—
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Holdings’ contribution for acquisition of businesses	—	2,110
Capital expenditures not yet paid	1,213	90

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

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

Strategic acquisitions that augment our technology and product offerings are a key part of our growth strategy. The Company has completed eight acquisitions since March 2020, which collectively have provided a wide variety of complementary technologies and solutions to serve the Company’s target markets and customers. These acquisitions included: Adcole Space, LLC (“Adcole”), Deep Space Systems, Inc. (“DSS”), In Space Group, Inc. and its subsidiaries (collectively, “MIS” or “Predecessor”), Roccor, LLC (“Roccor”), and LoadPath, LLC (“LoadPath”), Oakman Aerospace, Inc. (“Oakman”), Deployable Space Systems, Inc. (“DPSS”) and Techshot, Inc. (“Techshot”) as of December 31, 2021.

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

The Merger was accounted for as a reverse recapitalization in which GPAC was treated as the acquired company. A reverse recapitalization does not result in a new basis of accounting, and the consolidated financial statements of the combined entity represent the continuation of the consolidated financial statements of Cosmos Intermediate, LLC in many respects. Immediately prior to the closing of the Merger, but following the consummation of the Company’s domestication to a Delaware corporation, the authorized capital stock of the Company consisted of 600,000,000 shares of capital stock, including (i) 500,000,000 shares of Redwire common stock with a par value $0.0001 per share and (ii) 100,000,000 shares of Redwire preferred stock. At the effective time of the Merger, the 100 company units of Cosmos Intermediate, LLC were cancelled and automatically deemed for all purposes to represent Holdings’ right to receive, in the aggregate, $75.0 million of cash, 37,200,000 shares of common stock and 2,000,000 warrants to purchase one share of common stock per warrant (with such amount of warrants corresponding to the forfeiture of certain private placement warrants acquired by Genesis Park Holdings (the “Sponsor”) and Jefferies LLC (“Jefferies”) in connection with GPAC’s initial public offering). The exchanged 37,200,000 shares of common stock consideration to Holdings, the GPAC common stock shares outstanding at the time of closing of 13,961,273, and the PIPE financing shares issued at closing of 8,500,000 made up the total of the 59,661,273 shares of common stock outstanding as of September 2, 2021. The 100 units of the Company prior to the Merger were retroactively restated to reflect the exchange ratio established in the Merger (computed as 37,200,000 shares of common stock to 100 Company units).

COVID-19 Operational Posture and Impact
Since early 2020, the COVID-19 pandemic has created a climate of uncertainty which has significantly impacted global economies and the Company’s operating environment. Such impacts include, among others, supply chain disruptions, labor shortages, regulatory challenges, inflationary pressures, as well as market volatility. In addition, decreases in the availability, cost and delivery of supplies have caused shortages and delays for the procurement of raw materials, components and other supplies required to fulfill the Company’s performance obligations. The long-term impacts of COVID-19 on government budgets and other funding priorities are difficult to predict and could adversely affect the Company’s operations and financial results. There can be no assurances that actions

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

or responsive measures taken on the part of the Company or governmental authorities will be successful in mitigating increased risks associated with COVID-19.

Note B – Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statement information and the rules of the SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of adjustments associated with acquisition accounting and normal recurring adjustments, necessary for the fair statement of such financial statements. All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s 2021 Annual Report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for a full year.

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

Contingent consideration is classified as a liability or as equity on the basis of the definitions of a financial liability and an equity instrument; contingent consideration payable in cash is classified as a liability. The Company recognizes the fair value of any contingent consideration that is transferred to the seller in a business combination on the date at which control of the acquiree is obtained. Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs (Level 3). When reported, any changes in the fair value of these contingent consideration payments are included in contingent earnout expense on the condensed consolidated statements of operations and comprehensive income (loss).

Revenue Recognition

Based on the specific analysis of its contracts, the Company has determined that its contracts are subject to revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Recognition under the ASC 606 five-step model

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

involves (i) identification of the contract, (ii) identification of performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the previously identified performance obligations, and (v) revenue recognition as the performance obligations are satisfied.

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

For long-term contracts, the Company typically recognizes revenue using the input method, using a cost-to-cost measure of progress. The Company believes that this method represents the most faithful depiction of the Company’s performance because it directly measures value transferred to the customer. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, but are not limited to, the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed; the cost and availability of materials; the availability of subcontractor services and materials; and the availability and timing of funding from the customer. The Company bears the risk of changes in estimates to complete on a fixed-price contract, which may cause profit levels to vary from period to period. For cost reimbursable contracts, the Company is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. In the limited instances where the Company enters into T&M contracts, revenue recognized reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other direct billable costs. For T&M contracts, the Company recognizes revenue in the amount for which the Company has a right to invoice

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

the customer based on the control transferred to the customer. For over time contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high-credit quality. At times, such amounts may exceed federally insured limits. Cash and cash equivalents on deposit or invested with financial and lending institutions was $5.9 million and $20.5 million, as of March 31, 2022 and December 31, 2021, respectively.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is calculated on a first-in, first-out (“FIFO”) basis. Inventory may consist of raw materials, work-in-process, and finished goods. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of completion and selling expense. Inventory is impaired when it is probable that inventory values exceed their net realizable value. Changes in these estimates are included in cost of sales in the condensed consolidated statements of operations and comprehensive income (loss).

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

Goodwill and Intangible Assets

Goodwill is the amount by which the purchase price exceeded the fair value of the net identifiable assets acquired and liabilities assumed in a business combination on the date of acquisition. Goodwill is assessed for impairment at least annually as of October 1, on a reporting unit basis, or when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company assesses impairment first on a qualitative basis to determine if a quantitative assessment is necessary. In circumstances where our qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit does not exceed its carrying value, the Company would perform a quantitative analysis and the goodwill impairment loss, if any, is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.

Intangible assets include those acquired from the Company’s various business combinations as well as licensed software for internal-use. Licensed software is acquired solely to meet the Company’s internal needs which provides the right to take possession of the software and is hosted on the Company’s specific hardware components as well as the capitalization of qualifying costs during the application development stage. Indefinite-lived intangible assets include tradenames and in-process research and development (“IPR&D”). Finite-lived intangible assets include customer relationships, technology trademarks, research and development (“R&D”), and internal-use software. Finite-lived intangible assets are reported at cost, net of accumulated amortization, and are either amortized on a straight-line basis over their estimated useful lives or over the period the economic benefits of the intangible assets are consumed. IPR&D is recognized as an indefinite-lived intangible asset until completion or abandonment of the related project, then reclassified as a finite-lived intangible asset and amortized over the remaining useful life.

All indefinite-lived assets are reviewed for impairment annually, and as necessary if indicators of impairment are present.

Property, Plant and Equipment

Property, plant and equipment are the long-lived, physical assets of the Company, acquired for use in the Company’s normal business operations and not intended for resale by the Company. These assets are recorded at cost. Renewals and betterments that increase the

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred.

Depreciation is based on the estimated useful lives of the assets using the straight-line method and is included in selling, general and administrative expenses or cost of sales based upon the asset; depreciation and amortization expense includes the amortization of assets under finance leases.

Expected useful lives for property, plant and equipment are reviewed at least annually. Estimated useful lives are as follows:

Estimated useful life in years
Computer equipment	3
Furniture and fixtures	7
Laboratory equipment	3-10
Software	3-5
Leasehold improvements	5 or lease term

As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss).

Leases

The Company is obligated under certain operating leases for its facilities and office equipment. The Company assesses whether an arrangement is a lease or contains a lease at inception of the arrangement. For arrangements considered leases, the Company records a right-of-use (ROU) asset and lease liability as of the commencement date. The Company uses the date of initial possession as the lease commencement date, which is generally when the underlying asset becomes available for the Company’s specific use.

ROU assets represent the Company’s right to use the underlying asset for the lease term and are depreciated over the shorter of the useful life of the asset and the lease term. Lease liabilities represent the present value of the Company’s obligations to make payments arising over the lease term. The present value of the lease payments is calculated using the incremental borrowing rate as of the lease commencement date, which reflects the fixed rate the Company would have to pay to borrow an amount equal to the future minimum lease payments over a similar term. The lease term includes renewal options which are reasonably certain to be exercised.

Lease and non-lease related components, such as common area maintenance costs, obligations to return the underlying asset to its original condition, or costs to dismantle and remove the underlying asset at the end of the term, are accounted for separately. Certain leasing arrangements contain predetermined fixed escalation of minimum rents and/or require variable payments, such as insurance and tax payments. Variable lease payments which depend on an index or other rate are excluded from lease payments in the measurement of the ROU asset and lease liability and are recognized as expense in the period in which the payment occurs.

The Company does not have any material restrictions or covenants in its lease agreements, sale leaseback transactions or residual value guarantees. Leases with an initial term of twelve months or less are not recorded on the Company’s condensed consolidated balance sheets and are recognized as lease expense on a straight-line basis in the condensed consolidated statements of operations and comprehensive income (loss).

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). The Company computes its provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are calculated based on the basis difference for financial reporting and tax basis of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. All deferred income taxes are classified as non-current in the Company’s condensed consolidated balance sheets. The Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Advertising Costs

All advertising, promotional and marketing costs are expensed when incurred and are included in Selling, general and administrative expenses within the condensed consolidated statements of operations and comprehensive income (loss).

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

Warrants

As part of the Merger, public warrants were established as equity and private warrants were established as a liability. Classification of the public warrants as equity instruments and the private warrants as liability instruments is based on management’s analysis of the guidance in ASC 815 Derivatives and Hedging and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” Management determined that while the public warrants meet the definition of a derivative, they meet the equity scope exception in ASC 815-10-15-74(a) to be classified in stockholders’ equity and are not subject to remeasurement provided that the Company continues to meet the criteria for equity classification. Management considered whether the private warrants display the three characteristics of a derivative under ASC 815, and concluded that the private warrants meet the definition of a derivative. However, the private warrants fail to meet the equity scope exception in ASC 815-10-15-74(a) and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. The Company measured the private warrant liability at fair value at the closing of the Merger and then at each

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

reporting period with changes in fair value recognized as other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss).

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

Balance sheet translation adjustments are reported in accumulated other comprehensive income (loss). Realized gains and losses on foreign currency transactions are included in other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss).

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes the current lease requirements in ASC 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the condensed consolidated statements of operations and comprehensive income (loss). Under ASC 840, leases are classified as either capital or operating, with any capital leases recognized on the condensed consolidated balance sheets. The reporting of lease-related expenses in the condensed consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows will be generally consistent with the ASC 840 guidance. Effective January 1, 2022, the Company adopted the new lease standard using a modified retrospective transition method with a cumulative effect adjustment in the period of adoption. In accordance with ASC 842, the Company elected the following package of practical expedients: (i) to use hindsight analysis on expired or existing leases as of the effective date; (ii) to not apply this standard to short-term leases (i.e. with a term less than 12 months); and (iii) to not reassess the lease classification for existing or expired contracts. As a result of adoption, the Company recognized right of use assets and lease liabilities of $10.1 million and $10.2 million, respectively. Adoption of this standard is not expected to have a material impact on the Company’s results of operations or cash flows.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), an amendment of the FASB ASC. Subsequent to the issuance of ASU 2016-13, there were various updates that amended and clarified the impact of ASU 2016-13. ASU 2016-13 broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The amendments in ASU 2016-13 will require an entity to record an allowance for credit losses for certain financial instruments and financial assets, including accounts receivable, based on expected losses rather than incurred losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The use

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

of forecasted information incorporates more timely information in the estimate of expected credit losses. The new guidance will be effective for the year beginning January 1, 2023. The Company does not expect this guidance to have a material impact on its condensed consolidated financial statements or related disclosures.

Note C – Business Combinations
Oakman Acquisition
On January 15, 2021, the Company acquired 100% of the equity interest of Oakman for cash and 1,000,000 units of Holdings’ equity. This acquisition supports the Company’s growth in its offering of engineering solutions. The fair value of assets acquired and liabilities assumed as of the acquisition date was $10.0 million and $4.5 million, respectively, for total purchase consideration, after certain adjustments, of $14.3 million, comprised of $12.2 million cash paid and $2.1 million common stock issued. The acquisition was accounted for as a business combination, whereby the excess of the consideration paid over the fair value of identifiable net assets was allocated to goodwill. The amount of goodwill for Oakman as of March 31, 2022 and December 31, 2021 was $8.8 million.

DPSS Acquisition
On February 17, 2021, the Company acquired 100% of the equity interest of DPSS in exchange for cash. The acquisition supports the Company’s growth in its offering of deployable technology. The fair value of assets acquired and liabilities assumed as of the acquisition date was $28.7 million and $12.7 million, respectively, for total purchase consideration, after certain adjustments, of $27.3 million. The acquisition was accounted for as a business combination, whereby the excess of the consideration paid over the fair value of identifiable net assets was allocated to goodwill. The amount of goodwill for DPSS as of March 31, 2022 and December 31, 2021 was $11.3 million.

Techshot Acquisition
On November 1, 2021, the Company acquired 100% of the equity interest of Techshot in exchange for cash and 3,029,596 shares of common stock. The acquisition supports the Company’s growth in its offering of mission solutions.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The following table summarizes the intangible assets acquired by class:

	November 1, 2021	Weighted average useful life in years
Trademark	$240	3
Technology	1,800	10
Customer relationships	1,400	9
IPR&D	680
Total intangible assets	$4,120
The amounts above represent the current preliminary fair value estimates; however, the measurement period is still open and subject to adjustment as additional information becomes available and as additional analyses and final allocations are completed.

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

Pro Forma Financial Data (Unaudited)
The table below presents the pro forma combined results of operations for the business combinations for the three months ended March 31, 2022 as though the acquisitions of Oakman, DPSS, and Techshot (the “2021 Business Combinations”) had been completed as of January 1, 2020.

Three Months Ended
March 31, 2021
Revenues	$38,026
Net income (loss)	(4,743)

The amounts included in the pro forma information are based on the historical results and do not necessarily represent what would have occurred if the 2021 business combinations had taken place as of January 1, 2020, nor do they represent the results that may occur in the future. Accordingly, the pro forma financial information should not be relied upon as being indicative of the results that would have been realized had the business combination occurred as of the date indicated or that may be achieved in the future.

The Company incurred $46 thousand and $2.2 million of acquisition related costs during the three months ended March 31, 2022 and March 31, 2021, respectively. Acquisition related costs in 2022 were attributable to the Techshot business combination, while such costs in 2021 were attributable to the Oakman and DPSS business combinations. These expenses are included in transaction expenses on the condensed consolidated statements of operations and comprehensive income (loss) and are also reflected in the pro forma results for the periods presented in the table above.

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
The fair value of the Company’s debt approximates its carrying value and is classified as Level 2 within the fair value hierarchy as it is based on discounted cash flows using a current borrowing rate.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Private Warrants
The private warrants were valued using a modified Black-Scholes OPM, which is classified as Level 3 within the fair value hierarchy. The following table presents the fair value per warrant and the valuation assumptions under the Black-Scholes OPM as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Fair value	$2.63	$2.47
Exercise price	$11.50	$11.50
Common stock price	$8.48	$6.75
Expected option term (years)	4.42 years	4.67 years
Expected volatility	45.90%	60.50%
Risk-free rate of return	2.41%	1.21%
Expected annual dividend yield	—%	—%

Changes in the fair value of the private warrants are included in other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss).

Contingent Consideration
As of March 31, 2022 and December 31, 2021, contingent consideration consisted of estimated future payments related to the Company’s acquisition of Roccor. As certain inputs are not observable in the market, contingent consideration payments are classified as Level 3 instruments and included in notes payable to seller on the condensed consolidated balance sheets. Significant changes in the significant unobservable inputs used in the Black-Scholes OPM to determine the fair value of contingent consideration would result in a significantly lower or higher fair value measurement. The Company adjusts the previous fair value estimate of contingent consideration at each reporting period while considering changes in forecasted financial performance and overall change in risk based on the period of time elapsed.

The purchase agreement with the sellers of Roccor awarded such sellers with a contingent right to an earnout payment from the Company upon the achievement of certain revenue milestones for the year ended December 31, 2021. The fair value of the Roccor contingent earnout was estimated using the Black-Scholes OPM.

The assumptions used in the Black-Scholes OPM were as follows:

Roccor Black-Scholes OPM Assumptions
Risk-free interest rate	0.1%
Revenue discount rate	7.0%
Revenue volatility	30.0%
Earnout payment discount rate	4.0%

As of March 31, 2022, the Company expects to pay the Roccor contingent earnout during the second half of 2022 in accordance with the acquisition agreement.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Financial liabilities measured at fair value on a recurring basis are as follows:

		March 31, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$20,336	$20,336
Contingent consideration	Notes payable to sellers	—	—	1,000	1,000
Total		$—	$—	$21,336	$21,336

		December 31, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$19,098	$19,098
Contingent consideration	Notes payable to sellers	—	—	1,000	1,000
Total		$—	$—	$20,098	$20,098
Changes in the fair value of Level 3 financial liabilities during the three months ended March 31, 2022 were as follows:

	Private Warrants	Contingent Consideration	Total Level 3
December 31, 2021	$19,098	$1,000	$20,098
Additions	—	—	—
Changes in fair value	1,238	—	1,238
Settlements	—	—	—
March 31, 2022	$20,336	$1,000	$21,336
Note E – Accounts Receivable, net
The accounts receivable, net balance was as follows:

	March 31, 2022	December 31, 2021
Billed receivables	$10,152	$14,820
Unbilled receivables	1,832	1,442
Total accounts receivable, net	$11,984	$16,262

Accounts receivable are recorded for amounts to which the Company is entitled and has invoiced to the customer. Unbilled receivables consist of unbilled amounts as of March 31, 2022 under T&M contracts where billing and payment is subject solely to the passage of time.

There was no allowance for doubtful accounts as of March 31, 2022 and December 31, 2021.

Note F – Inventory
The inventory balance was as follows:

	March 31, 2022	December 31, 2021
Raw materials	$618	$414
Work in process	249	117
Finished goods	155	157
Inventory, net	$1,022	$688

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note G – Debt
The table below presents details of the Company’s debt as of the following periods including the effective interest rate as of March 31, 2022:

	Effective interest rate	March 31, 2022	December 31, 2021
Adams Street Term Loan	7.58%	$30,613	$30,690
Adams Street Revolving Credit Facility	—	—	—
Adams Street Delayed Draw Term Loan	7.58	14,813	14,850
Adams Street Incremental Term Loan	7.47	31,680	31,760
D&O Financing Loan	1.75	761	1,904
Total debt		77,867	79,204
Less: unamortized discounts and issuance costs		1,580	1,653
Total debt, net		76,287	77,551
Less: Short-term debt, including current portion of long-term debt		1,542	2,684
Total long-term debt, net		$74,745	$74,867
Adams Street Capital Credit Agreement
On October 28, 2020, the Company entered into a credit agreement with Adams Street Capital (the “Adams Street Credit Agreement”). The Adams Street Credit Agreement originally included a $31.0 million term loan commitment, $5.0 million revolving credit facility commitment, and $15.0 million delayed draw term loan, all of which mature on October 28, 2026. On January 15, 2021, the Company drew $15.0 million on the delayed draw term loan to finance the Oakman acquisition. On February 17, 2021, the Adams Street Capital Credit Agreement was amended to increase the principal amount of the Adams Street Term Loan by an additional $32.0 million, which was incurred to finance the DPSS acquisition. There were no borrowings outstanding under the revolving credit facility as of March 31, 2022 and December 31, 2021.

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

On March 25, 2022, the Company entered into a Third Amendment (the “Amendment”) to the Adams Street Capital Credit Agreement to, among other things, increase commitments under the revolving credit facility from $5.0 million to $25.0 million.

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

The Adams Street Capital Credit Agreement, as amended, contains certain customary representations and warranties, affirmative and other covenants and events of default, including among other things, payment defaults, breach of representations and warranties, and covenant defaults. As of March 31, 2022 and December 31, 2021, the Company was in compliance with the covenant requirements.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

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

Paycheck Protection Program (“PPP”) Loan
On May 1, 2020, prior to its acquisition, DSS received a PPP Loan for $1.1 million (the “DSS PPP Loan”). Under the terms of the DSS PPP Loan, DSS could apply for forgiveness under the PPP regulations if DSS used the proceeds of the loan for its payroll costs and other expenses in accordance with the requirements of the PPP. Proceeds from the DSS PPP loan, including interest calculated at a nominal and effective interest rate of 1.00% per annum, were included in a DSS savings account as of the DSS acquisition date. Any amount of the DSS PPP Loan forgiven and proportionate interest amount will be released to the seller of DSS. The Company did not use any of the DSS PPP Loan funds assumed as part of the DSS acquisition. On June 18, 2021, $0.6 million of the DSS PPP Loan was forgiven and as a result was reclassified as a note payable to the seller of DSS. During the year ended December 31, 2021, the Company repaid the $0.6 million note payable to the seller of DSS and the remaining outstanding principal and interest of $0.5 million on the DSS PPP loan.

D&O Financing Loan
On September 3, 2021, the Company entered into a $3.0 million loan (the “D&O Financing Loan”) with BankDirect Capital Finance to finance the Company’s directors and officers insurance premium. The D&O Financing Loan has an interest rate of 1.74% per annum and a maturity date of May 3, 2022.

The maturities of the Company’s long-term debt outstanding as of March 31, 2022 are as follows:

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Adams Street Term Loan	$233	$310	$310	$310	$29,450	$—	$30,613
Adams Street Delayed Draw Term Loan	113	150	150	150	14,250	—	14,813
Adams Street Incremental Term Loan	240	320	320	320	30,480	—	31,680
D&O Financing Loan	761	—	—	—	—	—	761
Total long-term debt maturities	$1,347	$780	$780	$780	$74,180	$—	$77,867

The table below presents the interest expense on debt, including the amortization of discounts and issuance costs for the following periods:

	Three Months Ended
	March 31, 2022	March 31, 2021
Interest expense on debt	$1,452	$1,410
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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

As of March 31, 2022, total available liquidity was $30.9 million, comprised of $5.9 million in cash and cash equivalents and $25.0 million in available borrowings from our existing credit facilities. The Company believes that existing sources of liquidity will be sufficient to meet its working capital needs and comply with its debt covenants for at least the next twelve months from the date on which the consolidated financial statements were issued. As part of the Company’s debt management strategy, management continuously evaluates opportunities to further strengthen the Company’s financial position including the issuance of additional equity or debt securities, refinance or otherwise restructure the existing credit facilities, or enter into new financing arrangements. On April 14, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with respect to a committed equity facility, under which the Company will have the right, but not the obligation, to issue and sell, from time to time, up to $80.0 million of its common stock. See Note P for more information. In addition, the Company has identified a plan to execute certain cost reduction actions including, among others, integration-related workforce rationalizations, real estate synergies, business unit optimization initiatives, and cost savings associated with certain Corporate level employment costs. There can be no assurances that any of these actions will be sufficient to allow the Company to service its debt obligations, meet its debt covenants, or that such actions will not result in an adverse impact on our business.

Note H – Leases
The Company is obligated under certain operating leases for its facilities and office equipment. Certain facility leases contain predetermined fixed escalation of minimum rents at stated rates ranging from 1.96% to 4.00% per annum and one lease with annual escalations based on the Consumer Price Index (“CPI”). In addition, certain facility leases include renewal options that could extend the lease term for up to an additional nine years. The office equipment lease contains a renewal option that could extend the lease to consecutive 60-day terms and a purchase option.

Total Lease Costs
The following table summarizes total lease costs for the period. As the Company adopted ASC 842 as of January 1, 2022, rent expense recognized in accordance with ASC 840 is reported as operating lease cost for the comparative period in 2021.

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating lease costs	$723	$811
Variable lease costs	—	—
Short-term lease costs	94	—
Total lease costs	$817	$811
Total lease costs are included in selling, general and administrative expenses and cost of sales on the condensed consolidated statements of operations and comprehensive income (loss).

Supplemental Balance Sheet Information
The following table presents supplemental balance sheet information related to the Company’s operating leases:

	March 31, 2022	December 31, 2021
Right-of-use assets	$12,985	$—

Short-term lease liabilities	$2,871	$—
Long-term lease liabilities	10,373	—
Total lease liabilities	$13,244	$—

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Other Supplemental Information
The following table presents other supplemental information related to the Company’s operating leases:

Three Months Ended
March 31, 2022
Cash paid for operating lease liabilities	$607
Right-of-use assets obtained in exchange for new lease liabilities	3,629

Weighted average remaining lease term (in years)	3.2
Weighted average discount rate	4.2%

Future Lease Obligations
As of December 31, 2021, the remaining lease obligation for operating leases under ASC 840 was $26.3 million. As of March 31, 2022, the future annual minimum lease payments for operating lease liabilities are as follows:

Year	Total
Remainder of 2022	$2,183
2023	3,068
2024	2,850
2025	2,266
2026	1,631
Thereafter	3,183
Total lease payments	$15,181
Less: imputed interest	1,937
Present value of operating lease liabilities	$13,244

As of March 31, 2022, the Company had one facility lease that had not yet commenced but created significant future lease obligations in the amount of $3.9 million. The contract was determined to be an operating lease, whereby the Company is required to make rent payments prior to the lease commencement date while construction is completed on the underlying asset. Due to the nature of the work and the amount of the Company’s contribution to construction period costs, the Company was determined not to be the accounting owner of the asset under construction as the landlord had substantially all of the construction period risks.

Note I – Income Taxes
A reconciliation of the U.S. federal statutory income tax expense to actual income tax expense is as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Effective tax rate	14.3%	11.8%
The effective tax rate for the three months ended March 31, 2022 differs from the U.S. federal income tax rate of 21.0% primarily due to nondeductible compensation costs on the Class P Unit Incentive plan, the valuation of warrants, and a partial valuation allowance of the realization of the deferred tax assets originating during the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2021 differs from the U.S. federal income tax rate of 21.0% primarily due to nondeductible transaction costs and changes in the estimated state income tax rate in connection with the acquisition of Oakman and DPSS, partially offset by the research and development income tax credit.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The Company assesses the deferred tax assets for recoverability on a quarterly basis. In assessing the realizability of deferred income tax assets, the Company considers whether it is more-likely-than-not that some or all of the deferred income tax assets will not be realized. The ultimate realization of the deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (“NOL”) carryforwards are available. For the three months ended March 31, 2022, the Company concluded that a portion of its deferred tax assets would more-likely-than-not be realized, whereas the Company concluded that substantially all of the deferred tax assets are more-likely-than-not realizable for the three months ended March 31, 2021. The change from the three months ended March 31, 2021 to the three months ended March 31, 2022 was driven by the additional amount of deferred tax assets expected to be generated on taxable losses in 2022, which resulted in an increase to the valuation allowance of $1.4 million recognized through income tax expense (benefit) on the condensed consolidated statements of operations and comprehensive income (loss).

The effective tax rate was 14.3% compared to 11.8% for the three months ended March 31, 2022 and March 31, 2021, respectively. The difference in effective tax rate between periods was primarily related to equity-based compensation, the valuation of warrants, and a partial valuation allowance on net operating loss carryforwards originating during the three months ended March 31, 2022.

Note J – Commitments and Contingencies
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

On November 5, 2021, the Company was notified of potential accounting issues with a business unit by an employee in connection with his resignation. Management promptly informed the independent Audit Committee and its independent registered public accounting firm. The Audit Committee promptly engaged independent, external legal and accounting firms to complete an independent investigation. After completing its investigation, the Audit Committee concluded that the potential issues raised by the former employee did not require a restatement or adjustment of the Company’s previously issued consolidated financial statements relating to any prior periods. However, the results of the investigation confirmed the existence of previously identified internal control deficiencies as well as identified certain additional internal control deficiencies. The Company self-reported this matter to the SEC on November 8, 2021 and intends to continue to cooperate with any requests from the SEC.

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

Note K - Warrants
Public Warrants
Each public warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

adjustment. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of common stock. This means only a whole warrant may be exercised at a given time by a warrant holder. The warrants will expire on September 2, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

As of March 31, 2022, there were 8,188,811 public warrants issued and outstanding.

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

As of March 31, 2022, there were 7,732,168 private warrants issued and outstanding.

Refer to Note D for information on the Level 3 inputs used to value the private warrants.

Note L – Equity-Based Compensation
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

On September 2, 2021, the company’s board of directors adopted the Redwire Corporation 2021 Omnibus Incentive Plan (the “Plan”) which authorizes the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, and other cash or share-based awards to employees, officers, non-employee directors and consultants of the Company. The Company initially reserved an aggregate of 7,936,136 shares (subject to annual increases on January 1 of each year beginning in 2022 and ending with a final increase on January 1, 2031) of the Company’s common stock for grants under the Plan. Shares of the Company’s stock reserved for grants under the Plan were 9,189,953 and 7,936,136 as of March 31, 2022 and December 31, 2021, respectively. Incentive stock options may only be granted to employees and officers employed by the Company. The Plan appoints the board of directors, the compensation committee or such other committee consisting of two or more individuals (the “Committee”) appointed by the board to administer the Plan. Awards under the Plan will contain such terms and conditions not inconsistent with the Plan as the Committee in its discretion approves. The Committee has discretion to administer the Plan in the manner which it determines, from time to time, is in the best interest of the Company.

On September 2, 2021, the company’s board of directors adopted the Redwire Corporation 2021 Employee Stock Purchase Plan (the “ESPP”) which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. The Company initially reserved an aggregate of 755,822 shares (subject to annual increases on January 1 of each year beginning in 2022 for a period of up to ten years) of the Company’s common stock for grants under the ESPP. Shares of the Company’s stock reserved for grants under the ESPP were 1,382,731 and 755,822 as of March 31, 2022 and December 31, 2021, respectively. The ESPP appoints the Compensation Committee (the “Committee”) to administer the ESPP. Awards under the ESPP will contain such terms and conditions not inconsistent with the ESPP as the Committee in its discretion

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

approves. The Committee has discretion to administer the ESPP in the manner which it determines, from time to time, is in the best interest of the Company. As of March 31, 2022, no shares had been issued under the ESPP.

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

As a result of the Merger, Tranches I and III Incentive Units vested on September 2, 2021 (“vesting date”) and the performance vesting condition was met for the Tranche II Incentive Units. The fair value determined at the date of the amendment of the Class P Unit Incentive Plan was immediately recognized as compensation expense on the vesting date for Tranches I and III. Compensation expense for the Tranche II Incentive Units was recognized over the derived service period of twelve months from the modification date, which resulted in approximately seventy-five percent of the compensation expense for Tranche II being recognized as of December 31, 2021 and $2.4 million of compensation expense being recognized during the three months ended March 31, 2022. As of March 31, 2022, there was no unrecognized compensation costs related to Tranche II Incentive Units.

Stock Options
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

The fair value of options granted under the Plan was estimated on the grant date under the Black-Scholes OPM using the following assumptions:

Expected option term (years)	6
Expected volatility	32.80%
Risk-free rate of return	0.93%-1.15%
Expected annual dividend yield	—%

As of March 31, 2022, there were 1,546,400 shares outstanding and $4.1 million of unrecognized compensation cost related to unvested stock options granted under the Plan. There were no shares that were granted, vested or were exercisable under the Plan during the three months ended March 31, 2022.

Restricted Stock Units
Restricted stock units awarded under the Plan are generally subject to forfeiture in the event of termination of employment prior to vesting dates. The Company recognizes equity-based compensation expense for the restricted stock units equal to the fair value of the awards on a straight-line basis over the service based vesting period and recognizes forfeitures as they occur.

The Company did not grant additional shares of restricted stock units of the Company’s common stock during the three months ended March 31, 2022.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

A summary of the status of the Company’s restricted stock units as of March 31, 2022, and changes during the three months ended March 31, 2022, is presented as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested at December 31, 2021	1,717,950	$11.66	1.8	$11,596
Granted	—	—
Vested	—	—
Forfeited	(41,850)	12.72
Unvested at March 31, 2022	1,676,100	$11.63	1.6	$14,213

As of March 31, 2022, there was approximately $17.8 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.6 years. There were no restricted stock units that vested during the three months ended March 31, 2022.

The table below presents the equity-based compensation expense recorded during the following periods:

	Three Months Ended
	March 31, 2022	March 31, 2021
Cost of Sales
Incentive Units	$181	$—
Stock Options	12	—
Restricted Stock Units	627	—
Total cost of sales	$820	$—

Selling, general and administrative expenses
Incentive Units	2,171	—
Stock Options	409	—
Restricted Stock units	1,011	—
Total selling, general and administrative expenses	$3,591	$—

Total equity-based compensation expense	$4,411	$—

Note M – Net Income (Loss) per Share
The numerators and denominators of the basic and diluted net income (loss) per share were computed for the periods presented as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Numerator:
Net income (loss)	$(17,293)	$(7,674)
Denominator:
Weighted average shares outstanding – basic and diluted	62,690,869	37,200,000
Basic and diluted net income (loss) per share	$(0.28)	$(0.21)
Because the Company had a net loss for all periods presented, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented. For the three months ended March 31, 2022, potentially diluted shares consisted of warrants, stock options, and restricted stock units that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period. See Note K and Note L for

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

further information of the Company’s warrants and equity-based compensation awards, respectively.

Note N – Revenue
The table below presents revenues by customer grouping for the following periods:

	Three Months Ended
	March 31, 2022	March 31, 2021
Civil space	$16,164	$16,023
National security	7,578	8,288
Commercial and other	9,125	7,387
Total revenues	$32,867	$31,698

Contract Balances
The table below presents the contract assets and contract liabilities included on the condensed consolidated balance sheets for the following periods:

	March 31, 2022	December 31, 2021
Contract assets	$17,492	$11,748

Contract liabilities	$13,929	$15,734

The increase in contract assets was primarily driven by growth in revenue recognized and timing of billable milestones occurring during the three months ended March 31, 2022, and also by the acquisitions of Oakman, DPSS, and Techshot compared to the period before they were acquired.

The decrease in contract liabilities was related to timing of billable milestones occurring during the three months ended March 31, 2022, partially offset by an increase related to the acquisitions of Oakman, DPSS and Techshot, compared to the period before they were acquired. Revenue recognized in the three months ended March 31, 2022 that was included in the contract liability balance as of December 31, 2021 was $7.8 million. Revenue recognized in the three months ended March 31, 2021 that was included in the contract liability balance as of December 31, 2020 was $8.1 million.

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

The following table summarizes the impact of the net EAC adjustments for the periods presented:

	Three Months Ended
	March 31, 2022	March 31, 2021
Net EAC adjustments, before income taxes	$(1,764)	$(56)
Net EAC adjustments, net of income taxes	(1,511)	(50)
Net EAC adjustments, net of income taxes, per diluted share	(0.02)	—

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Remaining Performance Obligations
As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $107.7 million. The Company expects to recognize approximately 78% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Geographic Information and Significant Customers
The table below presents revenues based on the geographic location of the Company’s customers for the following periods:

	Three Months Ended
	March 31, 2022	March 31, 2021
U.S.	$31,351	$30,911
Luxembourg	1,230	715
South Korea	140	61
Germany	104	11
Other	42	—
Total revenues	$32,867	$31,698
The majority of the Company’s revenues are derived from government contracts. Customers comprising 10% or more of revenues were as follows for the periods presented:

	Three Months Ended
	March 31, 2022	March 31, 2021
NASA	$8,439	$10,937
Boeing	5,463	4,031
Air Force Research Laboratory(1)	—	3,344
Total	$13,902	$18,312
(1) While revenue was generated in each of the periods presented, amounts are only disclosed for the periods in which revenue represented 10% or more of total revenue.

Note O – Related Parties
The table below presents details of the Company’s related party transactions with AEI included on the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

	Three Months Ended
	March 31, 2022	March 31, 2021
Management fees paid to AEI	$—	$162
Transaction fees paid to AEI	—	900
Total fees paid to AEI	$—	$1,062

All related party fees associated with AEI were incurred prior to the close of the Merger. Additionally, the Company made a $4.9 million payment to AEI in October 2020, which was repaid in February 2021.

Please refer to Note G, for related party transactions associated with the Company’s debt obligations.

Note P – Subsequent Events
On April 14, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital, LLC (“B. Riley”) with respect to a committed equity facility. Under the Purchase Agreement, the Company will have the right, but not the obligation, to issue and sell to B. Riley, from time to time, up to $80.0 million of shares of the Company’s common stock, subject to terms and conditions, including relating to price per share, specified in the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued 127,751 shares of common stock to B. Riley as consideration for its irrevocable commitment to purchase shares of our common stock from time to time. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the SEC on April 22, 2022, registering an initial 9,000,000 shares of common stock to be issued by the Company to B. Riley at its election, from time to time, pursuant to the Purchase Agreement to permit the resale by B. Riley of the shares of common stock

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

registered thereunder.

The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its common stock to B. Riley. The Company intends to use the net proceeds from this agreement to further support its growth strategy through initiatives such as accretive acquisitions and internal investments, to bolster working capital and/or for general corporate purposes.

The Company has evaluated subsequent events after the consolidated balance sheet as of March 31, 2022 through the condensed consolidated financial statements issuance date and there were no additional subsequent events that required disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q. Certain information contained in this discussion and analysis includes forward looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward looking statements as a result of many factors. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, please refer to “Item 1A. Risk Factors” and the "Cautionary Note Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references in this section to the “Company,” “Redwire,” “we,” “us” or “our” refer to Redwire Corporation and its consolidated subsidiaries.
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
Recent Developments
During the first quarter of 2022, the Company continued to serve as a critical mission partner to commercial, civil, and national security customers. Redwire hardware was utilized on four launches and Redwire payloads operated on the International Space Station (“ISS”) and successfully returned to Earth. These deployments represent Redwire’s continued enablement of the missions of today and demonstrate our dedication to accelerating humanity’s expansion into space by delivering reliable, economical, and sustainable infrastructure for future generations. Our products and technologies are enabling multiple constellations and multi-shipset, multi-year programs for partners like the Space Development Agency (“SDA”), the U.S. Space Force, National Aeronautics and Space Administration (“NASA”), and commercial customers.

Of particular note among our first quarter accomplishments: in January, Redwire successfully delivered multiple L-Band Link-16 Helical Antenna systems for the first generation of the SDA’s National Defense Space Architecture constellation’s Transport Layer. Redwire continues to provide solar array solutions for a variety of customers, including early delivery relative to its baseline schedule of the fourth ROSA solar array for augmentation of the ISS’s power generation capabilities. Following up on the successful installation of wings 1 and 2 in 2021, wings 3 and 4 are currently scheduled for launch to the ISS this year, with wings 5 and 6 launching thereafter. Roll-Out Solar Array (“ROSA”) is an innovative solar array technology proprietary to Redwire and is operating on a variety of missions such as NASA’s Double Asteroid Redirection Test (“DART”). Redwire’s solar array product lines have a robust production pipeline including the Power and Propulsion Element of the Lunar Gateway and a variety of small low Earth orbit (“LEO”) satellites. In the fourth quarter of 2021, Redwire completed the critical design review for OSAM-2, a first-of-its-kind satellite which will manufacture and assembly portions of itself in space. Validating the importance and potential of this technology, The White House and the National Space Council released a national in-space servicing, assembly and manufacturing (“ISAM”) strategy calling for investment and adoption of in-space manufacturing and assembly for satellite missions. Redwire is a leader in this technology area which can enable more capability at a lower cost, larger apertures for spacecraft, and the ability to sustain and protect assets in orbit. Cost increases and additional research and development investment in this area impacted the Company’s performance for the three months ended March 31, 2022. We expect to continue to invest in technologies through the remainder of 2022.

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

Results of Operations

The following table presents our results of operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 expressed in U.S. thousands of dollars, along with the percentage of revenues and the dollar and percent change compared to the prior period:

	Three Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	March 31, 2022	% of revenues	March 31, 2021	% of revenues
Revenues	$32,867	100%	$31,698	100%	$1,169	4%
Cost of sales	27,696	84	24,221	76	3,475	14
Gross margin	5,171	16	7,477	24	(2,306)	(31)
Operating expenses:
Selling, general and administrative expenses	20,951	64	11,256	36	9,695	86
Transaction expenses	46	—	2,417	8	(2,371)	(98)
Research and development	1,724	5	996	3	728	73
Operating income (loss)	(17,550)	(53)	(7,192)	(23)	(10,358)	144
Interest expense, net	1,452	4	1,421	4	31	2
Other (income) expense, net	1,180	4	87	—	1,093	1,256
Income (loss) before income taxes	(20,182)	(61)	(8,700)	(27)	(11,482)	132
Income tax expense (benefit)	(2,889)	(9)	(1,026)	(3)	(1,863)	182
Net income (loss)	$(17,293)	(53)%	$(7,674)	(24)%	$(9,619)	125%

For purposes of the following discussion and analysis, any financial impact related to the acquisition of Oakman Aerospace, Inc. (“Oakman”), Deployable Space Systems, Inc. (“DPSS”) and Techshot, Inc. (Techshot”) is collectively referred to as the “2021 Acquisitions.”

Revenues
Revenues increased by $1.2 million, or 4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The year-over-year increase in revenues was primarily driven by $3.7 million of contributed revenue from 2021 Acquisitions and the timing of product deliveries in the deployables and engineering solutions space. This activity was partially offset by the timing of subcontracted work in addition to macroeconomic headwinds, including inflation and supply chain pressures that increased production costs.

Cost of Sales
Cost of sales increased $3.5 million, or 14%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The year-over-year increase in cost of sales was primarily driven by $3.7 million of contributed cost of sales from 2021 Acquisitions, equity-based compensation of $0.8 million, increased costs associated with revenue growth for the period, and the macroeconomic factors discussed above. These activities were partially offset by changes in contract mix and the investment of operational resources in future technologies through research and development.

Gross Margin
Gross margin decreased $2.3 million, or 31%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. As a percentage of sales, gross margin was 16% and 24% for the three months ended March 31, 2022 and March 31, 2021, respectively. The year-over-year decrease in gross margin was primarily driven by changes in contract mix and an increase in production costs and equity-based compensation.
Selling, General and Administrative expenses (“SG&A”)
SG&A expenses increased $9.7 million, or 86%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The year-over-year increase in SG&A was primarily driven by equity-based compensation expense of $3.6 million, litigation-related expenses of $2.3 million and increased payroll costs of $1.5 million related to our expanded workforce. The remaining increase was primarily related to increased professional fees and other costs associated with being a public company. Contributed SG&A from the 2021 Acquisitions was $2.0 million for the three months ended March 31, 2022. SG&A expenses are expected to increase as we continue to invest in the development of our business and centralized corporate functions.

Transaction Expenses
Transaction expenses decreased $2.4 million, or 98%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The transaction expenses incurred in the three months ended March 31, 2022 were primarily related to the acquisition of Techshot, while transaction expenses incurred in the three months ended March 31, 2021 included the acquisition of Oakman and DPSS.

Research and Development
Research and development expenses increased $0.7 million, or 73%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by the strategic decision to invest in future technologies despite macroeconomic factors that increased the cost of research and development activities. The remaining increase was due to varied spending on projects related to solar arrays, modeling and simulation environments, and technologies related to low-earth orbit commercialization, including biofabrication, polymer and metal manufacturing, and cold stowage services. Contributed expenses from the 2021 Acquisitions was $0.4 million for the three months ended March 31, 2022.

Interest Expense, net
Interest expense, net was relatively consistent for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Please refer to Note G of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net increased $1.1 million, or 1,256%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The year-over-year increase was primarily due to a loss recognized as a result of an increase in the private warrant liability of $1.2 million during the three months ended March 31, 2022. Refer to Note D of the accompanying notes to the condensed consolidated financial statements for additional information related to the private warrants.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Three Months Ended
(in thousands, except percent)	March 31, 2022	March 31, 2021
Income tax expense (benefit)	$(2,889)	$(1,026)
Effective tax rate	14.3%	11.8%
The increase in our effective tax rate for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is primarily due to the impact of equity-based compensation, the valuation of warrants, and a partial valuation allowance on net operating loss carryforwards originating during the three months ended March 31, 2022. Refer to Note I of the accompanying notes to the condensed consolidated financial statements for further discussion.

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

The table below presents a reconciliation of Adjusted EBITDA and Pro Forma Adjusted EBITDA to net income (loss), computed in accordance with U.S. GAAP for the following periods:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Net income (loss)	$(17,293)	$(7,674)
Interest expense	1,452	1,422
Income tax expense (benefit)	(2,889)	(1,026)
Depreciation and amortization	3,658	2,271
Acquisition deal cost (i)	46	2,417
Acquisition integration cost (i)	458	314
Purchase accounting fair value adjustment related to deferred revenue (ii)	26	73
Capital market and advisory fees (iii)	1,958	3,180
Litigation-related expenses (iv)	2,266	—
Equity-based compensation (v)	4,411	—
Warrant liability change in fair value adjustment (vi)	1,238	—
Adjusted EBITDA	(4,669)	977
Pro forma impact on EBITDA (vii)	—	699
Pro forma adjusted EBITDA	$(4,669)	$1,676
i.Redwire incurred acquisition costs including due diligence and integration costs.
ii.Redwire incurred purchase accounting fair value adjustments to unwind deferred revenue for MIS and DPSS.
iii.Redwire incurred capital market and advisory fees related to advisors assisting with preparation for the Merger and transitional costs associated with becoming a public company.
iv.Redwire incurred expenses related to the Audit Committee investigation and securities litigation as further described in Note J of the accompanying notes to the condensed consolidated financial statements.
v.Redwire incurred expenses related to equity-based compensation under Redwire’s equity-based compensation plan.
vi.Redwire adjusted the fair value of the private warrants between the initial valuation as of September 2, 2021, the date the warrants were assumed, and March 31, 2022.
vii.Pro forma impact represents the incremental results of a full period of operations assuming the entities acquired during the periods presented were acquired from January 1 of the year in which they occurred. For the three months ended March 31, 2021, the pro forma impact included the results of Oakman, DPSS and the incremental results of Techshot, which was acquired in November 2021.

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

Our book-to-bill ratio was as follows for the periods presented:

	Three Months Ended
(in thousands, except ratio)	March 31, 2022	March 31, 2021
Contracts awarded	$30,426	$67,234
Revenues	32,867	31,698
Book-to-bill ratio	0.93	2.12

Our book-to-bill ratio was 0.93 for three months ended March 31, 2022, as compared to 2.12 for three months ended March 31, 2021. For the three months ended March 31, 2022, none of the contracts awarded balance relates to acquired contract value. For the three months ended March 31, 2021, $38.6 million of the contracts awarded balance relates to acquired contract value from the Oakman and DPSS acquisitions.

Backlog
We view growth in backlog as a key measure of our business growth. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Our contracted backlog includes $29.6 million and $10.7 million in remaining contract value from time and materials contracts as of March 31, 2022 and as of December 31, 2021, respectively.

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

(in thousands)	March 31, 2022	December 31, 2021
Organic backlog as of January 1	$133,115	$122,273
Organic additions during the period	27,674	146,880
Organic revenue recognized during the period	(31,714)	(136,038)
Organic backlog at end of period	129,075	133,115

Acquisition-related contract value beginning of period	6,627	—
Acquisition-related additions during the period	2,752	8,190
Acquisition-related revenue recognized during the period	(1,153)	(1,563)
Acquisition-related backlog at end of period	8,226	6,627

Contracted backlog at end of period	$137,301	$139,742

The acquisition-related contracted backlog activity includes contracted backlog activity of Techshot. The organic contracted backlog activity includes contracted backlog activity of Adcole, DSS, MIS, Roccor, LoadPath, Oakman, and DPSS.

Although contracted backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog. In addition, some of our multi-year contracts are subject to annual funding. Management fully expects all amounts reflected in contracted backlog to ultimately be fully funded. Contracted backlog related to contracts from MIS operations in Luxembourg of $4.1 million as of March 31, 2022 and $5.3 million as of December 31, 2021 is subject to foreign exchange rate conversions from euros to U.S. dollars that could cause the remaining backlog balance to fluctuate with the foreign exchange rate at the time of measurement.

Our total backlog as of March 31, 2022, which includes both contracted and uncontracted backlog, was $273.9 million. Uncontracted backlog represents the anticipated contract value, or portion thereof, of goods and services to be delivered under existing contracts which have not been appropriated or otherwise authorized. Our uncontracted backlog as of March 31, 2022 was $136.6 million. Uncontracted backlog includes $74.6 million of contract extensions under negotiation that are priced, fully scoped, verbally awarded, and expected to be executed shortly.

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

Our ability to fund our cash needs is dependent upon the successful execution of our business strategy and future operating results. Our future operating results are subject to, among others, general economic conditions, including as a result of the COVID-19 pandemic, inflation and supply chain pressures, competitive dynamics in our target markets as well as legislative and regulatory factors that may be outside of our control. As part of our business and debt management strategy, we continuously evaluate opportunities to further strengthen our financial and liquidity position including the issuance of additional equity or debt securities, refinance or otherwise restructure our existing credit facilities, or enter into new financing arrangements. On April 14, 2022, the Company entered into a committed equity facility. See below for more information. In addition, the Company has identified a plan to execute certain cost reduction actions including, among others, integration-related workforce rationalizations, real estate synergies, business unit optimization initiatives, and cost savings associated with certain Corporate level employment costs. There can be no assurances that any of these actions will be sufficient to allow us to service our debt obligations, meet our debt covenants, or that such actions will not result in an adverse impact on our business.

As of March 31, 2022, our available liquidity totaled $30.9 million, which was comprised of $5.9 million in cash and cash equivalents, and $25.0 million in available borrowings from our existing credit facilities. We believe that our existing sources of liquidity will be sufficient to meet our working capital needs and comply with our debt covenants for at least the next twelve months from the date on which our consolidated financial statements were issued. However, the Company’s current liquidity may not be sufficient to meet the required long-term liquidity needs associated with continued use of cash from operating activities at historical levels, in addition to its other liquidity needs associated with its capital expenditures, debt payments, and other investing and financing requirements.

The table below summarizes our outstanding debt as of the following periods:

(in thousands)	March 31, 2022	December 31, 2021
Adams Street Term Loan	$30,613	$30,690
Adams Street Revolving Credit Facility	—	—
Adams Street Delayed Draw Term Loan	14,813	14,850
Adams Street Incremental Term Loan	31,680	31,760
D&O Financing Loan	761	1,904
Total debt	77,867	79,204
Less: unamortized discounts and issuance costs	1,580	1,653
Total debt, net	76,287	77,551
Less: Short-term debt, including current portion of long-term debt	1,542	2,684
Total long-term debt, net	$74,745	$74,867

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

On March 25, 2022, the Company entered into a Third Amendment (the “Amendment”) to the Adams Street Capital Credit Agreement to, among other things, increase commitments under the revolving credit facility from $5.0 million to $25.0 million.

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

The Adams Street Capital Credit Agreement, as amended, contains certain customary representations and warranties, affirmative and other covenants and events of default, including among other things, payment defaults, breach of representations and warranties, and covenant defaults. As of March 31, 2022, we were in compliance with our debt covenants under the Adams Street Credit Agreement.

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

Paycheck Protection Program Loan
On May 1, 2020, prior to its acquisition by the Company, Deep Space Systems, Inc. (“DSS”) received a Paycheck Protection Program (“PPP”) loan for $1.1 million (the “DSS PPP Loan”), with a maturity date of May 1, 2022. Under the terms of the DSS PPP Loan, DSS could apply for forgiveness under the PPP regulations if DSS used the proceeds of the loan for its payroll costs and other expenses in accordance with the requirements of the PPP. As the funds were disbursed to DSS prior to the acquisition, the Company intended to repay any unforgiven balance with funds held in a DSS savings account as of the date of the DSS acquisition. On June 18, 2021, $0.6 million of the DSS PPP Loan was forgiven and as a result reclassified as a note payable to the seller of DSS. During the Successor 2021 Period, we repaid the $0.6 million note payable to the seller of DSS and the remaining outstanding principal and interest of $0.5 million on the DSS PPP loan.

D&O Financing Loan
On September 3, 2021, we entered into a $3.0 million loan with BankDirect Capital Finance (the “D&O Financing Loan”) to finance our directors and officers insurance premium. The D&O Financing Loan has an interest rate of 1.74% per annum, an effective interest rate of 1.75%, and a maturity date of May 3, 2022.

Committed Equity Facility
On April 14, 2022, the Company entered into an $80 million common stock purchase agreement with B. Riley Principal Capital, LLC (“B. Riley”) to further support its growth strategy through initiatives such as accretive acquisitions and internal investments, to bolster working capital, and/or for general corporate purposes. The agreement governs a committed equity facility that provides the Company with the right, without obligation, to sell and issue up to $80 million of its common stock over a period of 24 months to B. Riley at the Company’s sole discretion, subject to certain limitations and conditions.

Contractual Obligations
The following table presents our contractual obligations as of March 31, 2022:

(in thousands)	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Adams Street Term Loan	$233	$310	$310	$310	$29,450	$—	$30,613
Adams Street Delayed Draw Term Loan	113	150	150	150	14,250	—	14,813
Adams Street Incremental Term Loan	240	320	320	320	30,480	—	31,680
D&O Financing Loan	761	—	—	—	—	—	761
Total long-term debt maturities	1,347	780	780	780	74,180	—	77,867
Future minimum lease payments	2,183	3,068	2,850	2,266	1,631	3,183	15,181
Total contractual obligations	$3,530	$3,848	$3,630	$3,046	$75,811	$3,183	$93,048

The Company is obligated under certain operating leases for its facilities and office equipment. Certain facility leases contain predetermined fixed escalation of minimum rents at rates ranging from 1.96% to 4.00% per annum and renewal options that could extend certain leases up to an additional nine years; the office equipment lease contains a renewal option that could extend the lease to consecutive 60-day terms and a purchase option. As of March 31, 2022, the future annual minimum lease payments for operating leases for the year 2022 was estimated at $2.2 million with estimated aggregate minimum lease payments of $15.2 million through expiration of current leases. Refer to Note H of the accompanying notes to the condensed consolidated financial statements for further information.

As of March 31, 2022, the Company had one facility lease that had not yet commenced but created significant future lease obligations in the amount of $3.9 million. The contract was determined to be an operating lease, whereby the Company is required to make rent payments prior to the lease commencement date while construction is completed on the underlying asset. Due to the nature of the work and the amount of the Company’s contribution to construction period costs, the Company was determined not to be the accounting owner of the asset under construction as the landlord had substantially all of the construction period risks.
Cash Flows
The table below summarizes certain information from the condensed consolidated statements of cash flows for the following periods:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Net cash provided by (used in) operating activities	$(11,446)	$(12,525)
Net cash provided by (used in) investing activities	(1,014)	(34,087)
Net cash provided by (used in) financing activities	(2,107)	40,919
Effect of foreign currency rate changes on cash and cash equivalents	(18)	(158)
Net increase (decrease) in cash and cash equivalents	(14,585)	(5,851)
Cash and cash equivalents at end of period	$5,938	$16,225

Operating activities
For the three months ended March 31, 2022 net cash used in operating activities was $11.4 million. Net loss before deducting depreciation, amortization and other non-cash items generated a cash outflow of $10.7 million and was further impacted by an unfavorable change in net working capital of $0.8 million during this period. The unfavorable change in net working capital was largely driven by increase in contract assets of $5.7 million and prepaid expenses and other assets of $1.3 million, and decrease in deferred revenue of $1.8 million, offset by the increase in accounts payable and accrued expenses of $3.1 million and decrease in accounts receivable of $4.3 million and prepaid insurance of $1.1 million. The changes in accounts receivable, contract assets and deferred revenue relates to the timing of billable milestones occurring during the three months ended March 31, 2022. The change in accounts payable and accrued expenses is related to timing in payments.

For the three months ended March 31, 2021, net cash used in operating activities was $12.5 million. Net income before deducting depreciation, amortization and other non-cash items generated a cash outflow of $6.4 million and was further impacted by an unfavorable change in net working capital of $6.2 million during this period. The unfavorable change in net working capital was largely driven by the increase in accounts receivable of $5.1 million, contract assets of $2.7 million and prepaid expenses and other assets of $2.1 million, offset by the increase in accounts payable and accrued expenses of $5.1 million. The changes in accounts receivable and deferred revenue relates to the timing of billable milestones occurring during the three months ended March 31, 2021.

Investing activities
For the three months ended March 31, 2022 net cash used in investing activities was $1.0 million, consisting of $0.9 million used for the purchase of property, plant and equipment and $0.1 million used for the purchase of intangible assets.

For the three months ended March 31, 2021, net cash used in investing activities was $34.1 million, consisting of $38.4 million used for the acquisition of Oakman and DPSS as well as $0.6 million used for the purchase of property, plant and equipment. This was offset by the settlement of related party receivables resulting in cash received of $4.9 million.

Financing activities
For the three months ended March 31, 2022 net cash used in financing activities was $2.1 million, consisting of $1.3 million used for the repayment of debt as well as $0.8 million of loan fees paid to third parties in the execution of the Amendment to the ASP Agreement.
For the three months ended March 31, 2021 net cash provided by financing activities was $40.9 million, consisting of proceeds from debt of $46.0 million offset by the repayment of debt of $5.0 million.

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

There were no material changes to our critical accounting policies, estimates or judgments, that occurred in the periods covered by this report from those disclosed in the Annual Report on Form 10-K filed with the SEC on April 11, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company and is not required to provide the information required under this Item 3.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, which are designed to ensure that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were not effective as of March 31, 2022.

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

The material weakness related to certain aspects of tone at the top did not result in a misstatement to the consolidated financial statements for any of the Successor or Predecessor periods. Each of the other material weaknesses resulted in material audit adjustments to substantially all accounts and disclosures in the Successor consolidated financial statements as of December 31, 2020 and for the period from February 10, 2020 to December 31, 2020, as well as the Predecessor consolidated financial statements for the period from January 1, 2020 to June 21, 2020 as of and for the year ended December 31, 2019.

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

•We reviewed the personnel structure and identified new positions to enhance our accounting and financial reporting team Some of these individuals were onboarded during 2021 and during the three months ended March 31, 2022, while others are expected to be onboarded during the remainder of 2022. We have and expect to continue to align our personnel to specific areas and responsibilities to alleviate the numerous competing responsibilities currently faced.
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

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, we believe that we have valid defenses with respect to any matters currently pending against Redwire and we intend to defend ourselves vigorously. Excluding pending matters referenced below, the outcome of these matters, individually and in the aggregate, is not expected to have a material impact on our condensed consolidated financial statements.
For additional information on pending matters, please refer to Note J of the accompanying notes to the condensed consolidated financial statements.

ITEM 1A. RISK FACTORS
As of March 31, 2022, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
10.1
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

10.2
Common Stock Purchase Agreement, dated April 14, 2022, by and between the Company and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on April 14, 2022).

10.3
Registration Rights Agreement, dated April 14, 2022, by and between the Company and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on April 14, 2022).

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

Redwire Corporation

Date:	May 13, 2022	By:	/s/ Peter Cannito
		Name:	Peter Cannito
		Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	May 13, 2022	By:	/s/ William Read
		Name:	William Read
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)