Form 10-Q
period 2022-06-30
Redwire Corp
filed 2022-08-15
CIK 1819810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 63,253,836 shares of common stock as of August 9, 2022.

REDWIRE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2022

PART I. FINANCIAL INFORMATION
Each of the terms the “Company,” “Redwire,” “we,” “our,” “us” and similar terms used herein refer collectively to Redwire Corporation, a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, concerning us and other matters. These statements generally may be identified by words such as “anticipate,” “forecast,” “believe,” “outlook,” “trends,” “goals,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows, and our projects and related timelines. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict.
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
•we have been and may continue to be adversely affected by macroeconomic, business, and/or competitive factors, including inflationary and supply chain pressures as well as rising interest rates and market volatility;
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
•we may not be able to successfully develop our technology and services;
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
•the benefits of our merger with Genesis Park Acquisition Corp. (the “Merger”) may not be realized to the extent currently anticipated by us, or at all. The ability to recognize any such benefits may be affected by, among other things, competition, the ability of us to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees;
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
•our management team has limited experience managing a public company;
•we have identified material weaknesses in our internal control over financial reporting that, if not remediated, may not allow us to report our financial condition or results of operations accurately or timely. Additionally, if we were to identify additional material weaknesses or other deficiencies, or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately and timely report our financial results, in which case our business may be harmed and investors may lose confidence in the accuracy and completeness of our financial reports;
•we may be unable to meet or maintain stock exchange listing standards;
•substantial future sales or other issuances of our common stock may adversely affect the market price of our common stock;
•our level of indebtedness and the potential need for substantial funding to finance our operations, which may not be available when we need it, on acceptable terms or at all;
•we may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all;
•our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance that we may provide; and
•adverse publicity stemming from any incident involving Redwire or our competitors could have a material adverse effect on our business, financial condition and results of operations.
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

Item 1. Financial Statements
REDWIRE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of U.S. dollars, except share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$10,879	$20,523
Accounts receivable, net	12,702	16,262
Contract assets	14,747	11,748
Inventory	1,681	688
Income tax receivable	688	688
Prepaid insurance	692	2,819
Prepaid expenses and other current assets	4,073	2,488
Total current assets	45,462	55,216
Property, plant and equipment, net	5,824	19,384
Right-of-use assets	12,080	—
Intangible assets, net	57,724	90,842
Goodwill	56,752	96,314
Other non-current assets	756	—
Total assets	$178,598	$261,756

Liabilities and Equity
Current liabilities:
Accounts payable	$18,408	$13,131
Notes payable to sellers	1,000	1,000
Short-term debt, including current portion of long-term debt	780	2,684
Short-term lease liabilities	2,904	—
Accrued expenses	14,588	17,118
Deferred revenue	15,823	15,734
Other current liabilities	1,829	1,571
Total current liabilities	55,332	51,238
Long-term debt	84,625	74,867
Long-term lease liabilities	9,503	—
Warrant liabilities	3,943	19,098
Deferred tax liabilities	3,772	8,601
Other non-current liabilities	325	730
Total liabilities	157,500	154,534
Shareholders’ Equity:
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 63,253,836 and 62,690,869 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	191,707	183,024
Accumulated deficit	(170,232)	(75,911)
Accumulated other comprehensive income (loss)	(383)	103
Shareholders’ equity	21,098	107,222
Total liabilities and shareholders’ equity	$178,598	$261,756

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues	$36,728	$32,148	$69,595	$63,846
Cost of sales	29,746	23,534	57,442	47,755
Gross margin	6,982	8,614	12,153	16,091
Operating expenses:
Selling, general and administrative expenses	17,562	12,143	38,513	23,399
Contingent earnout expense	—	11,114	—	11,114
Transaction expenses	48	2	94	2,419
Impairment expense(1)	80,462	—	80,462	—
Research and development	1,708	958	3,432	1,954
Operating income (loss)	(92,798)	(15,603)	(110,348)	(22,795)
Interest expense, net	1,670	1,770	3,122	3,191
Other (income) expense, net	(15,515)	(110)	(14,335)	(23)
Income (loss) before income taxes	(78,953)	(17,263)	(99,135)	(25,963)
Income tax expense (benefit)	(1,925)	(1,362)	(4,814)	(2,388)
Net income (loss)	$(77,028)	$(15,901)	$(94,321)	$(23,575)

Net income (loss) per share, basic and diluted	$(1.22)	$(0.43)	$(1.50)	$(0.63)
Weighted-average shares outstanding:
Basic and diluted	62,992,454	37,200,000	62,842,495	37,200,000

Comprehensive income (loss):
Net income (loss)	$(77,028)	$(15,901)	$(94,321)	$(23,575)
Foreign currency translation gain (loss), net of tax	(358)	52	(486)	(179)
Total other comprehensive income (loss), net of tax	(358)	52	(486)	(179)
Total comprehensive income (loss)	$(77,386)	$(15,849)	$(94,807)	$(23,754)
(1) Please refer to Note G, Note H, and Note I for additional information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands of U.S. dollars, except share and unit data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Three Months Ended June 30, 2021	Shares	Amount
Balance as of March 31, 2021(1)	37,200,000	$4	$55,169	(22,048)	$275	$33,400
Foreign currency translation, net of tax	—	—	—	—	52	52
Net income (loss)	—	—	—	(15,901)	—	(15,901)
Balance as of June 30, 2021(1)	37,200,000	$4	$55,169	(37,949)	$327	$17,551

Six Months Ended June 30, 2021
Balance as of December 31, 2020(1)	37,200,000	$4	$53,059	$(14,374)	$506	$39,195
Parent’s contributions	—	—	2,110	—	—	2,110
Foreign currency translation, net of tax	—	—	—	—	(179)	(179)
Net income (loss)	—	—	—	(23,575)	—	(23,575)
Balance as of June 30, 2021(1)	37,200,000	$4	$55,169	$(37,949)	$327	$17,551

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Three Months Ended June 30, 2022	Shares	Amount
Balance as of March 31, 2022	62,690,869	$6	187,435	$(93,204)	$(25)	$94,212
Equity-based compensation expense	—	—	1,743	—	—	1,743
Common stock issued under the committed equity facility	310,815	—	1,260	—	—	1,260
Committed equity facility fee settled in common stock	127,751	—	756	—	—	756
Foreign currency translation, net of tax	—	—	—	—	(358)	(358)
Net income (loss)	—	—	—	(77,028)	—	(77,028)
Other	124,401	—	513	—	—	513
Balance as of June 30, 2022	63,253,836	$6	$191,707	$(170,232)	$(383)	$21,098

Six Months Ended June 30, 2022
Balance as of December 31, 2021	62,690,869	6	183,024	(75,911)	103	107,222
Equity-based compensation expense	—	—	6,154	—	—	6,154
Common stock issued under the committed equity facility	310,815	—	1,260	—	—	1,260
Committed equity facility fee settled in common stock	127,751	—	756	—	—	756
Foreign currency translation, net of tax	—	—	—	—	(486)	(486)
Net income (loss)	—	—	—	(94,321)	—	(94,321)
Other	124,401	—	513	—	—	513
Balance as of June 30, 2022	63,253,836	$6	$191,707	$(170,232)	$(383)	$21,098
(1) The units of the Company prior to the Merger (as defined in Note A) have been retroactively restated to reflect the exchange ratio established in the Merger (computed as 37,200,000 shares of common stock to 100 Company units).

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of U.S. dollars)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income (loss)	$(94,321)	$(23,575)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	7,060	4,889
Amortization of debt issuance costs and discount	207	132
Equity-based compensation expense	6,154	—
Contingent earnout expense not yet settled	—	11,114
Discount on common stock issued under the committed equity facility	38	—
Change in fair value of warrants	(15,155)	—
Deferred provision (benefit) for income taxes	(4,828)	(2,476)
Impairment expense	80,462	—
Non-cash lease expense	187	—
Other	31	65
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	3,546	(3,361)
(Increase) decrease in contract assets	(3,009)	(3,535)
(Increase) decrease in inventory	(1,003)	(104)
(Increase) decrease in prepaid insurance	2,127	—
(Increase) decrease in prepaid expenses and other assets	(827)	(3,446)
Increase (decrease) in accounts payable and accrued expenses	3,514	5,916
Increase (decrease) in deferred revenue	101	(4,289)
Increase (decrease) in other liabilities	132	(1,413)
Net cash provided by (used in) by operating activities	(15,584)	(20,083)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(38,735)
Purchases of property, plant and equipment, net	(1,898)	(1,324)
Purchase of intangible assets	(175)	—
Settlement of related party receivable	—	4,874
Net cash provided by (used in) investing activities	(2,073)	(35,185)

Cash flows from financing activities:
Repayments of debt	(2,294)	(5,194)
Payment of debt issuance fees to third parties	(770)	(62)
Proceeds received from debt	10,000	45,970
Proceeds from issuance of common stock	1,222	—
Payment of committed equity facility transaction costs	(81)	—
Net cash provided by (used in) financing activities	8,077	40,714
Effect of foreign currency rate changes on cash and cash equivalents	(64)	(132)
Net increase (decrease) in cash and cash equivalents	(9,644)	(14,686)
Cash and cash equivalents at beginning of period	20,523	22,076
Cash and cash equivalents at end of period	$10,879	$7,390

Cash paid (received) during the period for:
Interest	$2,759	$2,892
Income taxes	—	—
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Holdings’ contribution for acquisition of businesses	—	2,110
Capital expenditures not yet paid	1,252	154
Committed equity facility transaction costs not yet paid	651	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note A – Description of the Business=
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

Impact of Macroeconomic Environment and COVID-19
Adverse macroeconomic conditions including, among others, heightened inflation, rising interest rates, volatility in capital markets, supply chain disruptions, labor shortages, regulatory challenges, and the ongoing impact of the COVID-19 pandemic have affected the Company’s results of operations. Decreases in the availability, cost and delivery of supplies have caused shortages and delays for the procurement of raw materials, components and other supplies required to fulfill the Company’s performance obligations. The long-term impacts of macroeconomic conditions and COVID-19 on government budgets and other funding priorities are difficult to predict and could continue to adversely affect the Company’s operations and financial results. There can be no assurances that actions or

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

responsive measures taken on the part of the Company or governmental authorities will be successful in mitigating increased risks associated with macroeconomic conditions and COVID-19.

Committed Equity Facility
On April 14, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital, LLC (“B. Riley”). Pursuant to the Purchase Agreement, the Company has the right to sell to B. Riley up to $80.0 million of newly issued shares of the Company’s common stock, subject to certain conditions and limitations. The Purchase Agreement governs a committed equity facility that will be used to further support its growth strategy through initiatives such as accretive acquisitions and internal investments, to bolster working capital, and/or for general corporate purposes. Please refer to Note D and Note N for additional information.

Chief Financial Officer Transition
On June 1, 2022 (the “Effective Date”), William Read stepped down from the position of Chief Financial Officer (CFO) and entered into a separation and release agreement (“Separation and Release Agreement”) which ended his employment with the Company as of the Effective Date. On the same date, Jonathan E. Baliff, a member of the Company’s board of directors (the “Board”), assumed the role of CFO of the Company. Mr. Baliff stepped down from his service on the Board’s Audit Committee and Nominating and Corporate Governance Committee as of the Effective Date, but remains a member of the Board. Please refer to Note P for additional information.

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

Contingent consideration is classified as a liability or as equity on the basis of the definitions of a financial liability and an equity instrument; contingent consideration payable in cash is classified as a liability. The Company recognizes the fair value of any contingent consideration that is transferred to the seller in a business combination on the date at which control of the acquiree is obtained. Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs (as defined in the Fair Value of Financial Instruments policy below). When reported, any changes in the fair value of these contingent consideration payments are included in contingent earnout expense on the condensed consolidated statements of operations and comprehensive income (loss).

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

Contract assets represent revenue recognized in excess of amounts invoiced to the customer and the right to payment is not solely subject to the passage of time. Contract liabilities are presented as deferred revenue on the Company’s condensed consolidated balance sheets and consist of deferred product revenue, billings in excess of revenues, deferred service revenue, and customer advances. Deferred product revenue represents amounts that have been invoiced to customers but are not yet recognizable as revenue because the Company has not satisfied its performance obligations under the contract. Billings in excess of revenues represent milestone billing contracts where the billings of the contract exceed recognized revenues.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high-credit quality. At times, such amounts may exceed federally insured limits. Cash and cash equivalents on deposit or invested with financial and lending institutions was $10.9 million and $20.5 million, as of June 30, 2022 and December 31, 2021, respectively.

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

Goodwill and Intangible Assets

Goodwill is the amount by which the purchase price exceeded the fair value of the net identifiable assets acquired and liabilities assumed in a business combination on the date of acquisition. The Company tests goodwill for impairment annually as of October 1st or when events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

value. The Company has three reporting units, Mission Solutions, Space Components, and Engineering Services, which were determined based on similar economic characteristics, financial metrics and product and servicing offerings.

The Company assesses impairment first on a qualitative basis to determine if a quantitative assessment is necessary. In circumstances where the qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit does not exceed its carrying value, the Company would perform a quantitative analysis and the goodwill impairment loss, if any, is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. During the second quarter of 2022, the Company identified certain triggering events and performed an interim goodwill impairment assessment for all reporting units. Please refer to Note I for additional information regarding the results of this assessment.

Intangible assets include those acquired from the Company’s various business combinations as well as licensed software for internal-use. Licensed software is acquired solely to meet the Company’s internal needs which provides the right to take possession of the software and is hosted on the Company’s specific hardware components as well as the capitalization of qualifying costs during the application development stage. Indefinite-lived intangible assets include tradenames and in-process research and development (“IPR&D”). Finite-lived intangible assets include customer relationships, technology, trademarks, and internal-use software. Finite-lived intangible assets are reported at cost, net of accumulated amortization, and are either amortized on a straight-line basis over their estimated useful lives or over the period the economic benefits of the intangible assets are consumed. IPR&D is recognized as an indefinite-lived intangible asset until completion or abandonment of the related project, then reclassified as a finite-lived intangible asset and amortized over the remaining useful life.

All indefinite-lived assets are reviewed for impairment annually, and as necessary if indicators of impairment are present. Similar to goodwill, the Company identified certain triggering events and performed an interim impairment assessment for all indefinite-lived intangible assets. Please refer to Note H for additional information regarding the results of this assessment.

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

Long-Lived Assets

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

During the second quarter of 2022, the Company identified triggering events and performed an impairment assessment on its finite-lived asset groups. As a result, the Company determined that the estimated fair value of certain long-lived asset groups was lower than their carrying value as of June 30, 2022. Please refer to Note G and Note H for additional information regarding the results of this assessment.

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

Derivative Financial Instruments

The Company evaluates its convertible instruments, options, warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC 815 Derivatives and Hedging. The classification of derivative instruments, including whether such instruments should be recorded as assets, liabilities, or equity, is reassessed at the end of each reporting period. For equity-linked financial instruments, the Company must determine whether the underlying instrument is indexed to its own stock in order to classify the derivative instrument as equity. Otherwise, the derivative asset or liability is recognized at fair value with subsequent changes in fair value recognized in the condensed consolidated statements of operations and comprehensive income (loss).

Warrants

As part of the Merger, public warrants were established as equity and private warrants were established as a liability. Classification of the public warrants as equity instruments and the private warrants as liability instruments is based on management’s analysis of the guidance in ASC 815 and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” Management determined that while the public warrants meet the definition of a derivative, they meet the equity scope exception in ASC 815-10-15-74(a) to be classified in stockholders’ equity and are not subject to remeasurement provided that the Company continues to meet the criteria for equity classification. Management considered whether the private warrants display the three characteristics of a derivative under ASC 815, and concluded that the private warrants meet the definition of a derivative. However, the private warrants fail to meet the equity scope exception in ASC 815-10-15-74(a) and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. The Company measured the private warrant liability at fair value at the closing of the Merger and then at each reporting period with changes in fair value recognized as other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss).

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Committed Equity Facility

During the second quarter of 2022, the Company evaluated the Purchase Agreement with B. Riley and determined that the committed equity facility was not indexed to the Company’s own stock. As a result, it was recognized as a derivative asset with changes in fair value recognized as other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss). Please refer to Note D and Note N for additional information.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes the current lease requirements in ASC 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the condensed consolidated statements of operations and comprehensive income (loss). Under ASC 840, leases are classified as either capital or operating, with any capital leases recognized on the condensed consolidated balance sheets. The reporting of lease-related expenses in the condensed consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows will be generally consistent with the ASC 840 guidance. Effective January 1, 2022, the Company adopted the new lease standard using a modified retrospective transition method with a cumulative effect adjustment in the period of adoption. In accordance with ASC 842, the Company elected the following package of practical expedients: (i) to use hindsight analysis on expired or existing leases as of the effective date; (ii) to not apply this standard to short-term leases (i.e., with a term less than 12 months); and (iii) to not reassess the lease classification for existing or expired contracts. As a result of adoption, the Company recognized right of use assets and lease liabilities of $10.1 million and $10.2 million, respectively. Adoption of this standard is not expected to have a material impact on the Company’s results of operations or cash flows.

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

Note C – Business Combinations
Oakman Acquisition
On January 15, 2021, the Company acquired 100% of the equity interest of Oakman for cash and 1,000,000 units of Holdings’ equity. This acquisition supports the Company’s growth in its offering of engineering solutions. The fair value of assets acquired and liabilities assumed as of the acquisition date was $10.0 million and $4.5 million, respectively, for total purchase consideration, after certain adjustments, of $14.3 million, comprised of $12.2 million cash paid and $2.1 million common stock issued. The acquisition was accounted for as a business combination, whereby the excess of the consideration paid over the fair value of identifiable net assets was allocated to goodwill. The amount of goodwill for Oakman as of June 30, 2022 and December 31, 2021 was $8.8 million.

DPSS Acquisition
On February 17, 2021, the Company acquired 100% of the equity interest of DPSS in exchange for cash. The acquisition supports the Company’s growth in its offering of deployable technology. The fair value of assets acquired and liabilities assumed as of the acquisition date was $28.7 million and $12.7 million, respectively, for total purchase consideration, after certain adjustments, of $27.3 million. The acquisition was accounted for as a business combination, whereby the excess of the consideration paid over the fair value of identifiable net assets was allocated to goodwill. The amount of goodwill for DPSS as of June 30, 2022 and December 31, 2021 was $11.3 million.

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

November 1, 2021
Cash paid	$2,228
Common stock issued	38,493
Purchase consideration	$40,721
Assets:
Cash	$406
Accounts receivable and other receivable	287
Contract assets	926
Inventory	120
Prepaid expenses and other current assets	86
Property, plant and equipment	14,818
Intangible assets	4,120
Total assets	20,763
Liabilities:
Accounts payable	39
Accrued expenses	293
Deferred revenue	675
Other current liabilities	35
Deferred tax liabilities	5,521
Total liabilities	6,563

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Fair value of net identifiable assets acquired	14,200
Goodwill	$26,521

The following table summarizes the intangible assets acquired by class:

	November 1, 2021	Weighted average useful life in years
Trademark	$240	3
Technology	1,800	10
Customer relationships	1,400	9
IPR&D	680
Total intangible assets	$4,120

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

Pro Forma Financial Data (Unaudited)
The table below presents the pro forma combined results of operations for the business combinations for the three and six months ended June 30, 2021 as though the acquisitions of Oakman, DPSS, and Techshot (the “2021 Business Combinations”) had been completed as of January 1, 2020.

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Revenues	$34,283	$72,309
Net income (loss)	(17,872)	(22,615)

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

The Company incurred $94 thousand and $2.4 million of acquisition related costs during the six months ended June 30, 2022 and June 30, 2021, respectively. Acquisition related costs in 2022 were attributable to the Techshot business combination, while such costs in 2021 were attributable to the Oakman and DPSS business combinations. These expenses are included in transaction expenses on the condensed consolidated statements of operations and comprehensive income (loss) and are also reflected in the pro forma results for the periods presented in the table above.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Contingent Consideration
As of June 30, 2022 and December 31, 2021, contingent consideration consisted of estimated future payments related to the Company’s acquisition of Roccor. As certain inputs are not observable in the market, contingent consideration payments are classified as Level 3 instruments and included in notes payable to seller on the condensed consolidated balance sheets. Significant changes in the significant unobservable inputs used in the Black-Scholes OPM to determine the fair value of contingent consideration would result in a significantly lower or higher fair value measurement. The Company adjusts the previous fair value estimate of contingent consideration at each reporting period based on changes in forecasted financial performance and overall risk as well as the period of time elapsed.

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

As of June 30, 2022, the Company expects to pay the Roccor contingent earnout during the second half of 2022 in accordance with the acquisition agreement.

Committed Equity Facility
During the second quarter of 2022, the Company evaluated the Purchase Agreement with B. Riley and determined that the committed equity facility should be accounted for in accordance with ASC 815. Accordingly, the Company recorded a derivative asset with an initial fair value of $0.8 million based on the 127,751 shares of common stock issued to B. Riley as consideration for its irrevocable commitment to purchase up to $80.0 million in shares of the Company’s common stock. Subsequent changes in the fair value of the derivative asset are dependent upon, among other things, changes in the closing share price of the Company’s common stock, the quantity and purchase price of shares purchased by B. Riley during the reporting period, the unused capacity under the committed equity facility as of the balance sheet date and the cost of raising other forms of capital.

Pursuant to the Purchase Agreement, the purchase price for each share of common stock is equal to 97% of the volume weighted average price (“VWAP”) on the applicable purchase date, which effectuates a 3% fee on the purchase of the Company’s common stock. During the three months ended June 30, 2022, the VWAP of shares purchased by B. Riley ranged from $3.87 to $4.29 per share. Changes in the fair value of the committed equity facility are included in other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss).

Based on the June 30, 2022 closing price of $3.04 per share and registered shares available for purchase under the committed equity facility of 8,689,185, the Company had $26.4 million of unused capacity under the committed equity facility as of June 30, 2022. Please refer to Note N for additional information.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Private Warrants
The private warrants were valued using a modified Black-Scholes OPM, which is classified as Level 3 within the fair value hierarchy. The following table presents the fair value per warrant and the valuation assumptions under the Black-Scholes OPM as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Fair value	$0.51	$2.47
Exercise price	$11.50	$11.50
Common stock price	$3.04	$6.75
Expected option term (years)	4.18 years	4.67 years
Expected volatility	59.50%	60.50%
Risk-free rate of return	2.98%	1.21%
Expected annual dividend yield	—%	—%

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 were as follows:

		June 30, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Committed equity facility	Other non-current assets	$—	$—	$756	$756
Total assets		$—	$—	$756	$756

Liabilities:
Private warrants	Warrant liabilities	$—	$—	$3,943	$3,943
Contingent consideration	Notes payable to sellers	—	—	1,000	1,000
Total liabilities		$—	$—	$4,943	$4,943

		December 31, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$19,098	$19,098
Contingent consideration	Notes payable to sellers	—	—	1,000	1,000
Total liabilities		$—	$—	$20,098	$20,098
Changes in the fair value of Level 3 financial assets and liabilities during the six months ended June 30, 2022 were as follows:

Assets:	Committed Equity Facility	Total Level 3
December 31, 2021	$—	$—
Additions	756	756
Changes in fair value	—	—
Settlements	—	—
June 30, 2022	$756	$756

Liabilities:	Contingent Consideration	Private Warrants	Total Level 3
December 31, 2021	$1,000	$19,098	$20,098
Additions	—	—	—
Changes in fair value	—	(15,155)	(15,155)
Settlements	—	—	—
June 30, 2022	$1,000	$3,943	$4,943

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note E – Accounts Receivable, net
The accounts receivable, net balance was as follows:

	June 30, 2022	December 31, 2021
Billed receivables	$12,382	$14,820
Unbilled receivables	320	1,442
Total accounts receivable, net	$12,702	$16,262

Accounts receivable are recorded for amounts to which the Company is entitled and has invoiced to the customer. Unbilled receivables consist of unbilled amounts as of June 30, 2022 under T&M contracts where billing and payment is subject solely to the passage of time.

There was no allowance for doubtful accounts as of June 30, 2022 and December 31, 2021.

Note F – Inventory
The inventory balance was as follows:

	June 30, 2022	December 31, 2021
Raw materials	$1,020	$414
Work in process	507	117
Finished goods	154	157
Inventory, net	$1,681	$688

Note G – Property, Plant & Equipment
Property, plant and equipment were as follows:

	June 30, 2022	December 31, 2021
Computer equipment	$1,334	$1,380
Furniture and fixtures	775	783
Laboratory equipment	3,745	16,856
Leasehold improvements	1,853	2,205
Construction in process	571	415
	8,278	21,639
Less: accumulated depreciation	(2,454)	(2,255)
Total property, plant and equipment, net	$5,824	$19,384

During the second quarter of 2022, there was a significant and prolonged decline in the Company’s market capitalization driven by general economic conditions, including heightened inflation, rising interest rates and volatility in the capital markets, which indicated that recorded finite-lived assets may be impaired. As a result, the Company performed a quantitative impairment test in accordance with ASC 360 and determined that the carrying value of two asset groups within the Mission Solutions reporting unit were not recoverable based on entity-specific, undiscounted net cash flows. Accordingly, impairment expense was measured as the amount by which the carrying value of the asset groups exceeded their fair value as of June 30, 2022. The fair value of the two asset groups was determined using an income approach based on a discounted cash flow model. Fair value estimates result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions that have been deemed reasonable by measurement as of the measurement date.

Based on the results of the quantitative impairment test, the Company recognized impairment expense related to property and equipment of $12.9 million during the three and six months ended June 30, 2022. Please refer to Note I for additional information related to the drivers of the decline in estimated future cash flows for the Mission Solutions reporting unit.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note H – Intangible Assets, net
The intangible asset gross carrying amount and accumulated amortization were as follows:

	June 30, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$33,270	$(3,173)	$30,097	19
Technology	27,453	(4,066)	23,387	14
Trademarks	3,521	(1,163)	2,358	7
Internal-use software licenses	2,087	(571)	1,516	3
Indefinite-lived intangible assets:
Cosmos Tradename	300	—	300
IPR&D	66	—	66
Total intangible assets	$66,697	$(8,973)	$57,724

	December 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$48,612	$(3,592)	$45,020	19
Technology	43,339	(5,894)	37,445	14
Trademarks	6,807	(1,572)	5,235	7
Internal-use software licenses	2,292	(385)	1,907	3
Indefinite-lived intangible assets:
Cosmos Tradename	300	—	300
IPR&D	935	—	935
Total intangible assets	$102,285	$(11,443)	$90,842

During the second quarter of 2022, there was a significant and prolonged decline in the Company’s market capitalization driven by general economic conditions, including heightened inflation, rising interest rates and volatility in the capital markets, which indicated that recorded intangible assets may be impaired. As a result, the Company performed a quantitative impairment test of indefinite-lived intangible assets and definite-lived intangible assets in accordance with ASC 350 and ASC 360, respectively.

Under ASC 350, the fair value of the Company’s indefinite-lived intangible assets was determined using the relief from royalty method, which assumes that the asset’s fair value is the present value of license fees avoided by owning it. Under ASC 360, the Company determined that the carrying value of two asset groups within the Mission Solutions reporting unit were not recoverable based on entity-specific, undiscounted net cash flows. Accordingly, the Company determined the fair value of these two asset groups using an income approach based on a discounted cash flow model. Fair value estimates result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions that have been deemed reasonable by measurement as of the measurement date.

Impairment expense was measured as the amount by which the carrying value of the intangible assets exceeded their fair value as of June 30, 2022. Based on the results of the quantitative impairment test, the Company recognized impairment expense related to customer relationships, technology, trademarks, internal-use software licenses and IPR&D of $28.2 million during the three and six months ended June 30, 2022. Please refer to Note I for additional information related to the drivers of the decline in estimated future cash flows for the Mission Solutions reporting unit.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the future amortization expense on intangible assets as of June 30, 2022:

Year	Total
Remainder of 2022	$2,806
2023	5,607
2024	5,293
2025	4,729
2026	4,468
Thereafter	34,455
Total future amortization expense on intangible assets	$57,358

Note I – Goodwill
The changes in the carrying amount of goodwill were as follows:

June 30, 2022
Balance of goodwill as of December 31, 2021	$96,314
Change arising from impact of foreign currency	(254)
Impairment expense	(39,308)
Balance of goodwill as of June 30, 2022	$56,752

During the second quarter of 2022, there was a significant and prolonged decline in the Company’s market capitalization driven by general economic conditions, including heightened inflation, rising interest rates and volatility in the capital markets, which indicated that recorded goodwill may be impaired. As a result, the Company performed an interim quantitative goodwill impairment test in accordance with ASC 350 for all reporting units. The fair value of the Company’s reporting units was determined using a combination of an income approach based on a discounted cash flow model as well as two market approaches based on (i) guideline public company revenues and earnings before interest, tax, depreciation and amortization multiples and (ii) guideline transactions, whereby consideration is given to prices paid in market comparable transactions. Fair value estimates result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions that have been deemed reasonable by management as of the measurement date.

Based on the interim impairment test, the Company determined that the estimated fair value of the Mission Solutions reporting unit was lower than its carrying value as of June 30, 2022. Accordingly, the Company recorded a non-cash, pre-tax and post-tax impairment charge of $39.3 million, which reduced the reporting unit’s goodwill balance to $10.7 million. The impairment of goodwill on the Mission Solutions reporting unit was primarily attributable to a significant decline in discounted future cash flows, primarily attributable to a decrease in forecasted revenues as well as increased production costs and subcontractor delays that have extended the timeline for fulfillment of existing performance obligations and deferred pipeline realization.

As of June 30, 2022, the Company’s goodwill balance and accumulated impairment was $56.8 million and $39.3 million, respectively. In comparison, the Company’s goodwill balance was $96.3 million with no accumulated impairment as of December 31, 2021.

Impairment activities during the second quarter of 2022 did not have any impact on the Company’s compliance with the Adams Street Credit Agreement or other contract related covenants.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note J – Debt
The table below presents details of the Company’s debt as of the following periods including the effective interest rate as of June 30, 2022:

	Effective interest rate	June 30, 2022	December 31, 2021
Adams Street Term Loan	7.82%	$30,535	$30,690
Adams Street Revolving Credit Facility	7.94	10,000	—
Adams Street Delayed Draw Term Loan	7.82	14,775	14,850
Adams Street Incremental Term Loan	7.91	31,600	31,760
D&O Financing Loan	—	—	1,904
Total debt		86,910	79,204
Less: unamortized discounts and issuance costs		1,505	1,653
Total debt, net		85,405	77,551
Less: Short-term debt, including current portion of long-term debt		780	2,684
Total long-term debt, net		$84,625	$74,867
Adams Street Capital Credit Agreement
On October 28, 2020, the Company entered into a credit agreement with Adams Street Capital (the “Adams Street Credit Agreement”). The Adams Street Credit Agreement originally included a $31.0 million term loan commitment, $5.0 million revolving credit facility commitment, and $15.0 million delayed draw term loan, all of which mature on October 28, 2026. On January 15, 2021, the Company drew $15.0 million on the delayed draw term loan to finance the Oakman acquisition. On February 17, 2021, the Adams Street Capital Credit Agreement was amended to increase the principal amount of the Adams Street Term Loan by an additional $32.0 million, which was incurred to finance the DPSS acquisition. The Company had $10.0 million outstanding under the revolving credit facility as of June 30, 2022, whereas there were no borrowings outstanding as of December 31, 2021.

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

On March 25, 2022, the Company entered into a Third Amendment (the “Third Amendment”) to the Adams Street Capital Credit Agreement to, among other things, increase commitments under the revolving credit facility from $5.0 million to $25.0 million.

The Third Amendment also modified certain negative covenants and increased the per annum interest rate (i) with respect to revolving loans in an aggregate principal amount of $5.0 million or less, to 6.00% for Eurocurrency rate loans and 5.00% for Base Rate Loans, and (ii) with respect to revolving loans in an aggregate principal amount in excess of $5.0 million, to 7.50% for Eurocurrency rate loans and 6.50% for Base Rate Loans.

In connection with the entry into the Third Amendment, AEI and certain of its affiliates (the “AEI Guarantors”), provided a limited guarantee for the payment of outstanding revolving loans in excess of $10.0 million, with a $15.0 million cap in the aggregate. In the event that the AEI Guarantors are required to make payments to the lenders under the Adams Street Capital Credit Agreement pursuant to the terms of the limited guarantee, each AEI Guarantor would be subrogated to the rights of the lenders. In connection with the limited guarantee, the Lead Borrower agreed to pay to the AEI Guarantors, a fee equal to 2% of any amount actually paid by such guarantors under the limited guarantee. The fee is waivable by the AEI Guarantors in their discretion.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

In August 2022, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Adams Street Capital Credit Agreement, which, among other things, suspended certain covenant compliance requirements commencing with the quarter ended June 30, 2022 through June 30, 2023, and resuming with the first test period ending September 30, 2023. Please refer to Note T for additional information.

As of June 30, 2022 and December 31, 2021, the Company was in compliance with its covenant requirements, as amended by the Fourth Amendment.

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

D&O Financing Loan
On September 3, 2021, the Company entered into a $3.0 million loan (the “D&O Financing Loan”) with BankDirect Capital Finance to finance the Company’s directors and officers insurance premium. The D&O Financing Loan has an interest rate of 1.74% per annum and a maturity date of May 3, 2022. In May 2022, the Company repaid the full outstanding principal and interest on the D&O Financing Loan.

The maturities of the Company’s long-term debt outstanding as of June 30, 2022 are as follows:

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Adams Street Term Loan	$155	$310	$310	$310	$29,450	$—	$30,535
Adams Street Delayed Draw Term Loan	75	150	150	150	14,250	—	14,775
Adams Street Incremental Term Loan	160	320	320	320	30,480	—	31,600
Adams Street Revolving Credit Facility	—	—	—	—	10,000	—	10,000
Total long-term debt maturities	$390	$780	$780	$780	$84,180	$—	$86,910

The table below presents the interest expense on debt, including the amortization of discounts and issuance costs for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest expense on debt	$1,669	$1,780	$3,121	$3,190
Liquidity Risks and Uncertainties
The Company’s primary sources of liquidity are cash flows provided by operations, access to existing credit facilities, proceeds from the Merger and proceeds from the B. Riley Purchase Agreement (discussed in Note N). Liquidity risk refers to the risk that the Company will be unable to finance its operations due to a loss of access to existing sources of liquidity and the Company’s ability to meet its financial obligations as they become due.

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

As of June 30, 2022, total available liquidity was $25.9 million, comprised of $10.9 million in cash and cash equivalents and $15.0 million in available borrowings from our existing credit facilities. The Company believes that existing sources of liquidity will be sufficient to meet its working capital needs and comply with its debt covenants for at least the next twelve months from the date on which the condensed consolidated financial statements were issued. As part of the Company’s debt management strategy, management continuously evaluates opportunities to further strengthen the Company’s financial position including the issuance of additional equity or debt securities, refinance or otherwise restructure the existing credit facilities, or enter into new financing arrangements. In addition, the Company has identified a plan to execute certain cost reduction actions including, among others, integration-related workforce rationalizations, real estate synergies, business unit optimization initiatives, and cost savings associated with certain Corporate level employment costs. There can be no assurances that any of these actions will be sufficient to allow the Company to service its debt obligations, meet its debt covenants, or that such actions will not result in an adverse impact on our business.

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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease costs	$753	$777	$1,476	$1,588
Variable lease costs	—	—	—	—
Short-term lease costs	78	—	172	—
Total lease costs	$831	$777	$1,648	$1,588
Total lease costs are included in selling, general and administrative expenses and cost of sales on the condensed consolidated statements of operations and comprehensive income (loss).

Supplemental Balance Sheet Information
The following table presents supplemental balance sheet information related to the Company’s operating leases:

	June 30, 2022	December 31, 2021
Right-of-use assets	$12,080	$—

Short-term lease liabilities	$2,904	$—
Long-term lease liabilities	9,503	—
Total lease liabilities	$12,407	$—

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Other Supplemental Information
The following table presents other supplemental information related to the Company’s operating leases:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Cash paid for operating lease liabilities	$680	$1,287
Right-of-use assets obtained in exchange for new lease liabilities	—	3,629

Weighted average remaining lease term (in years)	3.0	3.0
Weighted average discount rate	4.2%	4.2%

Future Lease Obligations
As of December 31, 2021, the remaining lease obligation for operating leases under ASC 840 was $26.3 million. As of June 30, 2022, the future annual minimum lease payments for operating lease liabilities under ASC 842 are as follows:

Year	Total
Remainder of 2022	$1,487
2023	3,043
2024	2,825
2025	2,247
2026	1,606
Thereafter	3,086
Total lease payments	$14,294
Less: imputed interest	1,887
Present value of operating lease liabilities	$12,407

As of June 30, 2022, the Company had one facility lease that had not yet commenced but created significant future lease obligations in the amount of $3.8 million. The contract was determined to be an operating lease, whereby the Company is required to make rent payments prior to the lease commencement date while construction is completed on the underlying asset. Due to the nature of the work and the amount of the Company’s contribution to construction period costs, the Company was determined not to be the accounting owner of the asset under construction as the landlord had substantially all of the construction period risks.

Note L – Income Taxes
A reconciliation of the U.S. federal statutory income tax expense to actual income tax expense is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Effective tax rate	2.4%	7.9%	4.9%	9.2%
The effective tax rate for the six months ended June 30, 2022 differs from the U.S. federal income tax rate of 21.0% primarily due to nondeductible compensation costs on the Class P Unit Incentive plan, the valuation of warrants, goodwill impairments, and a partial valuation allowance on the realization of the deferred tax assets. The effective tax rate for the six months ended June 30, 2021 differs from the U.S. federal income tax rate of 21.0% primarily due to nondeductible transaction costs, contingent earnout payments from the MIS acquisition, and changes in the estimated state income tax rate in connection with the acquisition of Oakman and DPSS, partially offset by the estimated research and development income tax credit.

The Company assesses the deferred tax assets for recoverability on a quarterly basis. In assessing the realizability of deferred income tax assets, the Company considers whether it is more-likely-than-not that some or all of the deferred income tax assets will not be realized. The ultimate realization of the deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (“NOL”) carryforwards are available. For the six months ended June 30, 2022, the Company concluded that a portion of its deferred tax assets would more-likely-than-not be realized, whereas the Company concluded that substantially all of the deferred tax assets are more-likely-than-not realizable for the three months ended June 30, 2021. The change from the three months ended June 30, 2021 to the three months ended June 30, 2022 was driven by the additional amount of deferred tax assets expected to be generated on taxable losses in 2022, which resulted in an increase to the valuation allowance of

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

$1.8 million recognized through income tax expense (benefit) on the condensed consolidated statements of operations and comprehensive income (loss).

The effective tax rate was 4.9% compared to 9.2% for the six months ended June 30, 2022 and June 30, 2021, respectively. The difference in effective tax rate between periods was primarily related to the goodwill impairments and valuation of warrants during the six months ended June 30, 2022.

Note M – Commitments and Contingencies
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

On December 17, 2021, the Company, our CEO, Peter Cannito, and our former CFO, William Read, were named as defendants in a putative class action complaint filed in the United States District Court for the Middle District of Florida. That litigation is captioned Lemen v. Redwire Corp. et al., Case No. 3:21-cv-01254-TJC-PDB (M.D. Fla.). On March 7, 2022, the Court appointed a lead plaintiff. On June 17, 2022, the lead plaintiff filed an amended complaint. In the amended complaint, the lead plaintiff alleges that the Company and certain of its directors and officers made misleading statements and/or failed to disclose material facts about the Company’s business, operations, and prospects, allegedly in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Securities Exchange Act of 1934. As relief, the plaintiffs are seeking, among other things, compensatory damages. The defendants believe the allegations are without merit and intend to defend the suit vigorously. The defendants’ opening brief in support of their motion to dismiss is due to be filed on August 16, 2022. Given the early stage of the proceedings, a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

On May 25, 2022, a plaintiff commenced derivative litigation in the United States District Court for the District of Delaware on behalf of the Company against Peter Cannito, Les Daniels, Reggie Brothers, Joanne Isham, Kirk Konert, Jonathan Baliff, and John S. Bolton. That litigation is captioned Yingling v. Cannito, et al., Case No. 1:22-cv-00684-MN (D. Del.). The complaint’s allegations are similar to those of the class action lawsuit filed in December 2021, namely, that statements about Redwire’s business and operations were misleading due to alleged material weaknesses in the Company’s financial reporting internal controls. The plaintiff alleges the defendants violated Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Securities Exchange Act of 1934, breached their fiduciary duty by allowing misleading disclosures to be made, and caused the Company to overpay compensation and bonuses tied to the Company’s financial performance. As relief, the plaintiffs are seeking, among other things, compensatory and punitive damages. This litigation has been stayed pending the outcome of any motion to dismiss in the Lemen class action. The defendants believe the allegations are without merit and intend to defend the lawsuit vigorously. However, given the early stage of the proceedings, a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
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

Note N – Shareholders’ Equity
Committed Equity Facility with B. Riley Principal Capital, LLC
On April 14, 2022, the Company entered into the Purchase Agreement and a Registration Rights Agreement with B. Riley. Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to direct B. Riley to purchase a specified amount of shares (each, a “Purchase”) over the 24-month period from Commencement (as defined in the Purchase Agreement). Shares issued to B. Riley under the Purchase Agreement cannot exceed 19.99% of the shares outstanding prior to the execution of the Purchase Agreement. In addition, the number of shares eligible to be purchased by B. Riley in a single Purchase may not exceed the lesser of (i) 50% of the Purchase Volume Reference Amount, defined as the total aggregate volume of the Company’s shares traded on the NYSE during ten consecutive trading days prior to the Purchase date divided by ten, and (ii) 20% of the total number of the Company’s shares traded on the NYSE during the intraday purchase period, which is determined by the trading day on which B. Riley receives a valid purchase notice from the Company.

Pursuant to a Registration Rights Agreement entered into with B. Riley, the Company filed a registration statement on Form S-1 with the SEC on April 22, 2022, which registered an initial 9,000,000 shares of common stock to permit the subsequent resale of shares purchased under the committed equity facility.

The Company controls the timing and amount of any sales to B. Riley, which depend on a variety of factors including, among other things, market conditions, the trading price of the Company’s common stock, and determinations by the Company as to appropriate sources of funding for its business and operations. However, B. Riley’s obligation to purchase shares is subject to certain conditions. In all instances, the Company may not sell shares of its common stock under the Purchase Agreement if it would result in B. Riley beneficially owning more than 4.99% of its common stock at any one point in time.

The Company incurred costs associated with the committed equity facility, of which $0.8 million represented consideration to B. Riley for its irrevocable commitment to purchase shares under the Purchase Agreement and was recorded as a derivative asset. Refer to Note D for information on the fair value of the derivative asset. Third-party costs of $0.7 million were included in other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022.

During the three and six months ended June 30, 2022, the Company sold a total of 310,815 shares for proceeds of $1.2 million pursuant to the Purchase Agreement. Based on the June 30, 2022 closing price of $3.04 per share and registered shares available for purchase under the committed equity facility of 8,689,185, the Company had $26.4 million of unused capacity under the committed equity facility as of June 30, 2022.

Note O – Warrants
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

As of June 30, 2022, there were 8,188,811 public warrants issued and outstanding.

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

As of June 30, 2022, there were 7,732,168 private warrants issued and outstanding.

Refer to Note D for information on the Level 3 inputs used to value the private warrants.

Note P – Equity-Based Compensation
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

On September 2, 2021, the Company’s board of directors adopted the Redwire Corporation 2021 Omnibus Incentive Plan (the “Plan”) which authorizes the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, and other cash or share-based awards to employees, officers, non-employee directors and consultants of the Company. The Company initially reserved an aggregate of 7,936,136 shares (subject to annual increases on January 1 of each year beginning in 2022 and ending with a final increase on January 1, 2031) of the Company’s common stock for grants under the Plan. Shares of the Company’s stock reserved for grants under the Plan were 9,189,953 and 7,936,136 as of June 30, 2022 and December 31, 2021, respectively. Incentive stock options may only be granted to employees and officers employed by the Company. The Plan appoints the board of directors, the compensation committee or such other committee consisting of two or more individuals (the “Committee”) appointed by the board to administer the Plan. Awards under the Plan will contain such terms and conditions not inconsistent with the Plan as the Committee in its discretion approves. The Committee has discretion to administer the Plan in the manner which it determines, from time to time, is in the best interest of the Company.

On September 2, 2021, the Company’s board of directors adopted the Redwire Corporation 2021 Employee Stock Purchase Plan (the “ESPP”) which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. The Company initially reserved an aggregate of 755,822 shares (subject to annual increases on January 1 of each year beginning in 2022 for a period of up to ten years) of the Company’s common stock for grants under the ESPP. Shares of the Company’s stock reserved for grants under the ESPP were 1,382,731 and 755,822 as of June 30, 2022 and December 31, 2021, respectively. The ESPP appoints the Compensation Committee (the “Committee”) to administer the ESPP. Awards under the ESPP will contain such terms and conditions not inconsistent with the ESPP as the Committee in its discretion approves. The Committee has discretion to administer the ESPP in the manner which it determines, from time to time, is in the best interest of the Company. As of June 30, 2022, no shares had been issued under the ESPP.

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

As a result of the Merger, Tranches I and III Incentive Units vested on September 2, 2021 (“vesting date”) and the performance vesting condition was met for the Tranche II Incentive Units. The fair value determined at the date of the amendment of the Class P Unit Incentive Plan was immediately recognized as compensation expense on the vesting date for Tranches I and III. Compensation expense for the Tranche II Incentive Units was recognized over the derived service period of twelve months from the modification

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

date, which resulted in approximately seventy-five percent of the compensation expense for Tranche II being recognized as of December 31, 2021 and $2.4 million of compensation expense being recognized during the six months ended June 30, 2022. As of June 30, 2022, there was no unrecognized compensation costs related to Tranche II Incentive Units.

Stock Options
Pursuant to the Plan, the Company’s board of directors granted certain Grantees, options to purchase shares of the Company’s common stock with a contractual term of 10 years. The options vest over a three-year term as follows: 33.3% on the first anniversary of the grant date, 33.3% on the second anniversary of the grant date, and 33.4% on the third anniversary of the grant date. Vesting is contingent upon continued employment or service to the Company; both the vested and unvested portion of a Grantee’s option will be immediately forfeited and cancelled if the Grantee ceases employment or service to the Company. The Company recognizes equity-based compensation expense for the options equal to the fair value of the awards on a straight-line basis over the service based vesting period and recognizes forfeitures as they occur.

The fair value of options granted under the Plan was estimated on the grant date under the Black-Scholes OPM using the following assumptions:

	2021 Grants	Modified Awards
Expected option term (years)	6	1.5
Expected volatility	32.80%	45.90%
Risk-free rate of return	0.93%-1.15%	2.41%
Expected annual dividend yield	—%	—%

In connection with the Separation and Release Agreement, the terms of stock options previously issued to the Company’s former CFO were modified to remove the service requirement for vesting. Accordingly, the unvested portion continues to vest for a period of 12 months following the Effective Date. The exercise period of vested stock options was also modified to be 24 months following the Effective Date. Due to these modifications, a portion of the original options were forfeited and the Company determined the fair value of the remaining options as of the Effective Date using the assumptions above. As a result, the Company recognized a net reduction of $0.1 million in equity-based compensation expense during the three and six months ended June 30, 2022.

As of June 30, 2022, there were 1,444,600 shares outstanding and $3.4 million of unrecognized compensation cost related to unvested stock options granted under the Plan. There were no shares that were granted, vested or were exercisable under the Plan and 101,800 shares forfeited during the three and six months ended June 30, 2022, respectively.

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

On May 18, 2022, the Company granted 124,401 shares of restricted units of the Company’s common stock to certain members of the Company’s senior management in lieu of cash to settle the 2021 annual bonus. The shares immediately vested and the weighted average grant date fair value of these awards was 4.12 per share. Because the service inception date preceded the grant date, the Company recognized additional bonus expense of $15 thousand measured as the excess of the grant date fair value over amounts previously accrued as of December 31, 2021. These costs were included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022.

On May 26, 2022, the Company granted 164,475 shares of restricted stock units of the Company’s common stock to non-employee directors. The shares of restricted stock vest over one year. The weighted average grant date fair value of these awards was $4.02 per share. Accordingly, total equity-based compensation expense of $661 thousand will be recognized over the respective vesting period for these awards.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Also in connection with the Separation and Release Agreement, the terms of restricted stock units previously granted to the Company’s former CFO were modified to remove the service requirement for vesting. Accordingly, the unvested portion continues to vest for a period of 12 months following the Effective Date. Due to these modifications, a portion of the original restricted stock units were forfeited and the Company determined the fair value of the remaining options as of the Effective Date to be $4.31 per share. As a result, the Company recognized a net reduction of $0.1 million in equity-based compensation expense during the three and six months ended June 30, 2022.

A summary of the status of the Company’s restricted stock units as of June 30, 2022, and changes during the six months ended June 30, 2022, is presented as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested at December 31, 2021	1,717,950	$11.66	1.8	$11,596
Granted	288,876	4.06
Vested	(124,401)	4.12
Forfeited	(152,500)	12.72
Unvested at June 30, 2022	1,729,925	$10.89	1.3	$5,414

As of June 30, 2022, there was approximately $13.9 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.1 years. There were a total of 124,401 shares of restricted stock units that vested during the three and six months ended June 30, 2022.

The table below presents the equity-based compensation expense recorded during the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cost of Sales
Incentive Units	$—	$—	$181	$—
Stock Options	13	—	25	—
Restricted Stock Units	539	—	1,166	—
Total cost of sales	$552	$—	$1,372	$—

Selling, general and administrative expenses
Incentive Units	—	—	2,171	—
Stock Options	279	—	688	—
Restricted Stock Units	912	—	1,923	—
Total selling, general and administrative expenses	$1,191	$—	$4,782	$—

Total equity-based compensation expense	$1,743	$—	$6,154	$—

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note Q – Net Income (Loss) per Share
The numerators and denominators of the basic and diluted net income (loss) per share were computed for the periods presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator:
Net income (loss)	$(77,028)	$(15,901)	$(94,321)	$(23,575)
Denominator:
Weighted average shares outstanding – basic and diluted	62,992,454	37,200,000	62,842,495	37,200,000
Basic and diluted net income (loss) per share	$(1.22)	$(0.43)	$(1.50)	$(0.63)
Because the Company had a net loss for all periods presented, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented. For the three and six months ended June 30, 2022, potentially diluted shares consisted of warrants, stock options, and restricted stock units that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period. See Note O and Note P for further information of the Company’s warrants and equity-based compensation awards, respectively.

Note R – Revenue
The table below presents revenues by customer grouping for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Civil space	$16,850	$14,827	$33,014	$30,850
National security	9,632	7,492	17,210	15,780
Commercial and other	10,246	9,829	19,371	17,216
Total revenues	$36,728	$32,148	$69,595	$63,846

Contract Balances
The table below presents the contract assets and contract liabilities included on the condensed consolidated balance sheets for the following periods:

	June 30, 2022	December 31, 2021
Contract assets	$14,747	$11,748

Contract liabilities	$15,823	$15,734

The increase in contract assets was primarily driven by growth in revenue recognized and timing of billable milestones occurring during the six months ended June 30, 2022.

The change in contract liabilities was related to timing of billable milestones occurring during the six months ended June 30, 2022. Revenue recognized in the six months ended June 30, 2022 that was included in the contract liability balance as of December 31, 2021 was $10.2 million. Revenue recognized in the six months ended June 30, 2021 that was included in the contract liability balance as of December 31, 2020 was $11.4 million.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The Company evaluates the contract value and cost estimates at completion (“EAC”) for performance obligations at least quarterly and more frequently when circumstances significantly change. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimate of total revenue and cost at completion is complex, subject to many variables and requires significant judgment by management on a contract by contract basis. As part of this process, management reviews information including, but not limited to, labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, volume assumptions, inflationary trends, and schedule and performance delays. Management’s judgment related to these considerations has become increasingly more significant given the current economic environment and COVID-19 pandemic.

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

The following table summarizes the favorable (unfavorable) impact of the net EAC adjustments for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net EAC adjustments, before income taxes	$(1,410)	$(1,020)	$(3,218)	$(1,141)
Net EAC adjustments, net of income taxes	(1,375)	(939)	(3,062)	(1,036)
Net EAC adjustments, net of income taxes, per diluted share	(0.02)	(0.03)	(0.05)	(0.03)

Remaining Performance Obligations
As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $129.2 million. The Company expects to recognize approximately 82% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Geographic Information and Significant Customers
The table below presents revenues based on the geographic location of the Company’s customers for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
U.S.	$35,273	$30,927	$66,623	$61,838
Luxembourg	1,173	1,200	2,404	1,915
South Korea	120	15	260	76
Germany	124	6	228	17
Other	38	—	80	—
Total revenues	$36,728	$32,148	$69,595	$63,846
The majority of the Company’s revenues are derived from government contracts. Customers comprising 10% or more of revenues were as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
NASA	$6,002	$8,120	$14,441	$19,057
Boeing	6,049	5,018	11,511	9,049
Air Force Research Laboratory(1)	—	3,201	—	6,545
Total	$12,051	$16,339	$25,952	$34,651
(1) While revenue was generated in each of the periods presented, amounts are only disclosed for the periods in which revenue represented 10% or more of total revenue.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note S – Related Parties
The table below presents details of the Company’s related party transactions with AEI included on the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Management fees paid to AEI	$—	$162	$—	$324
Transaction fees paid to AEI	—	—	—	900
Total fees paid to AEI	$—	$162	$—	$1,224

All related party fees associated with AEI were incurred prior to the close of the Merger. Additionally, the Company made a $4.9 million payment to AEI in October 2020, which was repaid in February 2021.

As of June 30, 2022, Peter Cannito, the Company’s Chairman and Chief Executive Officer, and Kirk Konert, a member of the Company’s board of directors, also served on the board of directors for a current customer of the Company. During the three and six months ended June 30, 2022, the Company recognized related revenues of zero and $0.2 million, respectively and during the three and six months ended June 30, 2021 the Company recognized $2.1 million and $2.5 million, respectively. The Company had $0.2 million and $1.3 million related outstanding receivables as of June 30, 2022 and December 31, 2021, respectively.

In the normal course of business, the Company participates in related party transactions with certain vendors and customers where AEI maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. For the three and six months ended June 30, 2022 and June 30, 2021, transactions with other companies in AEI’s investment portfolio did not have a material impact on the Company’s condensed consolidated financial statements.

Please refer to Note J, for related party transactions associated with the Company’s debt obligations.

Note T – Subsequent Events
On July 1, 2022, the Company’s board of directors approved the grant of up to 959,618 stock options and 1,367,134 shares of restricted stock units to certain officers, managers and other eligible employees pursuant to the Plan. The contractual terms and vesting conditions for these awards are consistent with previous grants described in Note P. Also on July 1, 2022, the board of directors authorized the grant of restricted stock units to the recently appointed director pursuant to the Non-Employee Director Compensation Policy. The fair value of the restricted stock units will be determined based on the closing price per share of common stock as of the grant date, while the fair value of the stock options will be determined on the grant date under the Black-Scholes OPM.

On August 8, 2022, the Company entered into the Fourth Amendment to the Adams Street Capital Credit Agreement. The Fourth Amendment, among other things, suspends the requirement to comply with the consolidated total net leverage ratio, commencing with the quarter ended June 30, 2022 through June 30, 2023, and resuming with the first test period ending September 30, 2023. The Company is required to maintain a minimum liquidity covenant of $5.0 million measured on the last day of each fiscal month commencing with the month ending September 30, 2022 through September 30, 2023. In addition, the Fourth Amendment increased the per annum interest rate with respect to the initial term loans, delayed draw term loans, incremental term loans and revolving loans by 2.00%, which interest shall accrue and be paid in kind, until the Company is in compliance with the consolidated total net leverage ratio.

In connection with the execution of the Fourth Amendment, AE Industrial Partners Fund II, LP and certain of its affiliates (the “AEI Guarantors”), provided a limited guarantee for the payment of outstanding term loans of up to $7.5 million. In the event that the AEI Guarantors are required to make payments to the lenders under the Adams Street Capital Credit Agreement the terms pursuant to the limited guarantee follow the same terms and conditions as those of the guarantee to the Third Amendment described in Note J.

The Company has evaluated subsequent events after the consolidated balance sheet as of June 30, 2022 through the condensed consolidated financial statements issuance date and there were no additional subsequent events that required disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q. Certain information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Item 1A. Risk Factors” and the "Cautionary Note Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references in this section to the “Company,” “Redwire,” “we,” “us” or “our” refer to Redwire Corporation and its consolidated subsidiaries.
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
Recent Developments
During the first half of 2022, the Company continued to serve as a critical mission partner to commercial, civil, and national security customers. Revenues, bookings and deliveries have gained momentum due to an emerging virtuous cycle of quality performance leading to growing contracts in high-growth product lines. These developments represent Redwire’s continued enablement of the missions of today and demonstrate our dedication to accelerating humanity’s expansion into space by delivering reliable, economical, and sustainable infrastructure for future generations. Our products and technologies are enabling multiple constellations and multi-shipset, multi-year programs for commercial partners and government agencies, such as the Space Development Agency (“SDA”), the U.S. Space Force, National Aeronautics and Space Administration (“NASA”), and commercial customers.
Of particular note among our year-to-date accomplishments: in January, Redwire successfully delivered multiple L-Band Link-16 Helical Antenna systems for the first generation of the SDA’s National Defense Space Architecture constellation’s Transport Layer. In the second quarter of 2022, Redwire engaged with an undisclosed customer to begin design and delivery of 42 high gain antennas. Redwire continues to provide solar array solutions for a variety of customers, including early delivery relative to its baseline schedule of the fourth Roll-Out Solar Array (“ROSA”) solar array for augmentation of the International Space Station’s (“ISS”) power generation capabilities. Following up on the successful installation of wings 1 and 2 in 2021, wings 3 and 4 are currently scheduled for launch to the ISS this year, with wings 5 and 6 launching thereafter. During the second quarter of 2022, Redwire also delivered an additional shipset of ROSA arrays to multiple commercial customers and expanded our ROSA product line backlog. ROSA is an innovative solar array technology proprietary to Redwire and is operating on a variety of missions such as NASA’s Double Asteroid Redirection Test (“DART”). Redwire’s solar array product lines have a robust and growing backlog, including the Power and Propulsion Element of the Lunar Gateway and a variety of small low Earth orbit (“LEO”) satellites. In the second quarter of 2022, Redwire continued to make progress on OSAM-2, a first-of-its-kind satellite which will manufacture and assembly portions of itself in space. Validating the importance and potential of this technology, The White House and the National Space Council released a national in-space servicing, assembly and manufacturing (“ISAM”) strategy calling for investment and adoption of in-space manufacturing and assembly for satellite missions. Redwire is a leader in this technology area which can enable more capability at a lower cost, larger apertures for spacecraft, and the ability to sustain and protect assets in orbit. Redwire’s digital engineering teams continued to deliver modeling and simulation demonstrations for multiple customers. Cost increases and additional research and development investment in this area impacted the Company’s performance for the six months ended June 30, 2022. We expect to continue to invest in technologies and infrastructure to increase production capacity and operating leverage through the remainder of 2022.

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

Impact of Macroeconomic Environment and COVID-19
We continue to evaluate the ongoing impact of the macroeconomic environment and COVID-19 pandemic. Adverse macroeconomic conditions including, among others, heightened inflation, rising interest rates, volatility in capital markets, supply chain disruptions, labor shortages, regulatory challenges, and the ongoing impact of COVID-19 pandemic have affected the Company’s results of operations. Decreases in the availability, cost and delivery of supplies have caused shortages and delays for the procurement of raw materials, components and other supplies required to fulfill the Company’s performance obligations.

The macroeconomic environment and COVID-19 pandemic have impacted the cost and schedule of numerous programs in our existing backlog resulting in program execution delays. We are also observing stress in our domestic and foreign supplier base, which is tied to global supply chain constraints, labor shortages and inflationary pressures. The near and long-term implication of these delays and the timing of new awards remains uncertain.

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

We will continue to monitor and assess the actual and potential impacts of these matters on employees, customers, suppliers and the productivity of the work being done, all of which, to some extent, have and will continue to impact revenues, estimated costs to complete projects, earnings and cash flow.

Committed Equity Facility
On April 14, 2022, the Company entered into an $80.0 million common stock purchase agreement (“Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley”) to further support its growth strategy through initiatives such as accretive acquisitions and internal investments, to bolster working capital, and/or for general corporate purposes. Please refer to Note N of the accompanying notes to the condensed consolidated financial statements for additional information.

Chief Financial Officer Transition
On June 1, 2022 (the “Effective Date”), William Read stepped down from the position of Chief Financial Officer (CFO) and entered into a separation and release agreement (“Separation and Release Agreement”) which ended his employment with the Company as of the Effective Date. On the same date, Jonathan E. Baliff, a member of the Company’s board of directors (the “Board”), assumed the role of CFO of the Company. Mr. Baliff stepped down from his service on the Board’s Audit Committee and Nominating and Corporate Governance Committee as of the Effective Date, but remains a member of the Board.

Results of Operations

Results of operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021

The following table presents our results of operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 expressed in U.S. thousands of dollars, along with the percentage of revenues and the dollar and percent change compared to the prior period:

	Three Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	June 30, 2022	% of revenues	June 30, 2021	% of revenues
Revenues	$36,728	100%	$32,148	100%	$4,580	14%
Cost of sales	29,746	81	23,534	73	6,212	26
Gross margin	6,982	19	8,614	27	(1,632)	(19)
Operating expenses:
Selling, general and administrative expenses	17,562	48	12,143	38	5,419	45
Contingent earnout expense	—	—	11,114	35	(11,114)	(100)
Transaction expenses	48	—	2	—	46	2,300
Impairment expense	80,462	219	—	—	80,462	100
Research and development	1,708	5	958	3	750	78
Operating income (loss)	(92,798)	(253)	(15,603)	(49)	(77,195)	495
Interest expense, net	1,670	5	1,770	6	(100)	(6)
Other (income) expense, net	(15,515)	(42)	(110)	—	(15,405)	14,005
Income (loss) before income taxes	(78,953)	(215)	(17,263)	(54)	(61,690)	357
Income tax expense (benefit)	(1,925)	(5)	(1,362)	(4)	(563)	41
Net income (loss)	$(77,028)	(210)%	$(15,901)	(49)%	$(61,127)	384%

For purposes of the following discussion and analysis, any financial impact related to the acquisition of Techshot, Inc. (Techshot”) is referred to as the “Techshot Acquisition.”

Revenues
Revenues increased 14% to $36.7 million for the three months ended June 30, 2022, as compared to $32.1 million for the three months ended June 30, 2021. The year-over-year increase in revenues was primarily driven by $1.7 million of contributed revenue from the Techshot Acquisition and the timing of product deliveries in the deployables and engineering solutions space. This activity was partially offset by the timing of subcontracted work in addition to macroeconomic headwinds, including inflation and supply chain pressures, that resulted in unfavorable cost estimates at completion (“EAC”) adjustments and increased production costs, primarily in the Mission Solutions reporting unit.

Cost of Sales
Cost of sales increased $6.2 million, or 26%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The year-over-year increase in cost of sales was primarily driven by $1.3 million of contributed cost of sales from the Techshot Acquisition, equity-based compensation of $0.6 million, increased costs associated with revenue growth for the period, and the macroeconomic factors discussed above. These activities were partially offset by changes in contract mix and the investment of operational resources in future technologies through research and development.

Gross Margin
Gross margin decreased $1.6 million, or 19%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. As a percentage of sales, gross margin was 19% and 27% for the three months ended June 30, 2022 and June 30, 2021, respectively. The year-over-year decrease in gross margin was primarily driven by changes in contract mix and an increase in production costs due to the macroeconomic factors discussed above and equity-based compensation.

Selling, General and Administrative
SG&A expenses increased $5.4 million, or 45% for the three months ended June 30, 2022, as compared the three months ended June 30, 2021. The year-over-year increase in SG&A was primarily driven by equity-based compensation expense of $1.2 million, litigation-related expenses of $0.3 million and severance costs primarily related to the transition in CFO of $0.5 million. The remaining increase was primarily driven by increased professional fees and other costs associated with being a public company. Contributed SG&A from the Techshot Acquisition was $1.8 million for the three months ended June 30, 2022. SG&A expenses are expected to increase as we continue to invest in the development of our business and centralized corporate functions.

Contingent Earnout Expense
Contingent earnout expenses decreased $11.1 million or 100.0% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Earnout expense in the three months ended June 30, 2021 related to a settlement agreement the Company executed with MIS regarding the contingent earnout payment set forth in the purchase agreement and a Roccor, LLC (“Roccor”) contingent earnout payment. There was no such expense or payment recognized during the three months ended June 30, 2022.

Transaction Expense
Transaction expenses increased $46 thousand, or 2300%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The transaction expenses incurred in the three months ended June 30, 2022 were primarily related to the acquisition of Techshot, while transaction expenses incurred in the three months ended June 30, 2021 included the acquisition of Oakman and DPSS.

Impairment Expense
Impairment expense increased $80.5 million or 100% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. During the second quarter of 2022, the Company performed a quantitative impairment assessment and recorded a non-cash, pre-tax and post-tax impairment charge of $80.5 million. Of this amount, $12.9 million related to property and equipment, $28.2 million related to intangible assets and $39.3 million related to goodwill. There was no such impairment charge during the three months ended June 30, 2021. Please refer to Note G, Note H and Note I of the accompanying notes to the condensed consolidated financial statements for additional information related to impairment.

Research and Development
Research and development expenses increased $0.8 million, or 78% for the three months ended June 30, 2022, as compared to three months ended June 30, 2021. The increase was primarily driven by the strategic decision to invest in future technologies despite macroeconomic factors that increased the cost of research and development activities. The remaining increase was due to varied spending on projects related to solar arrays, modeling and simulation environments, and technologies related to low-earth orbit commercialization, including biofabrication, polymer and metal manufacturing, and cold stowage services. Contributed expenses from the 2021 Acquisition was $0.5 million for the three months ended June 30, 2022.

Interest Expense, net
Interest expense, net as a percentage of revenues for the three months ended June 30, 2022 was 5%, as compared to 6% for the three months ended June 30, 2021. Refer to Note J of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net as a percentage of revenues was 42% for the three months ended June 30, 2022 compared to less than 1% for the three months ended June 30, 2021. The increase in other (income) expense, net is primarily related to the private warrant liability valuation decreasing by $16.4 million which resulted in a gain for the same amount. This increase was partially offset by $0.8 million of costs incurred as a result of executing the Purchase Agreement with B. Riley. Refer to Note D and Note N of the accompanying notes to the condensed consolidated financial statements for additional information related to these activities.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Three Months Ended
(in thousands, except percent)	June 30, 2022	June 30, 2021
Income tax expense (benefit)	$(1,925)	$(1,362)
Effective tax rate	2.4%	7.9%
The decrease in our effective tax rate for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 is primarily due to the impact of goodwill impairments and the valuation of warrants. Refer to Note L of the notes to the condensed consolidated financial statements for further discussion.

Results of operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021

The following table presents our results of operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 expressed in U.S. thousands of dollars, along with the percentage of revenues and the dollar and percent change compared to the prior period:

	Six Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	June 30, 2022	% of revenues	June 30, 2021	% of revenues
Revenues	$69,595	100%	$63,846	100%	$5,749	9%
Cost of sales	57,442	83	47,755	75	9,687	20
Gross margin	12,153	17	16,091	25	(3,938)	(24)
Operating expenses:
Selling, general and administrative expenses	38,513	55	23,399	37	15,114	65
Contingent earnout expense	—	—	11,114	17	(11,114)	(100)
Transaction expenses	94	—	2,419	4	(2,325)	(96)
Impairment expense	80,462	116	—	—	80,462	100
Research and development	3,432	5	1,954	3	1,478	76
Operating income (loss)	(110,348)	(159)	(22,795)	(36)	(87,553)	384
Interest expense, net	3,122	4	3,191	5	(69)	(2)
Other (income) expense, net	(14,335)	(21)	(23)	—	(14,312)	62,226
Income (loss) before income taxes	(99,135)	(142)	(25,963)	(41)	(73,172)	282
Income tax expense (benefit)	(4,814)	(7)	(2,388)	(4)	(2,426)	102
Net income (loss)	$(94,321)	(136)%	$(23,575)	(37)%	$(70,746)	300%

For purposes of the following discussion and analysis, any financial impact related to the acquisition of Oakman Aerospace, Inc. (“Oakman”), Deployable Space Systems, Inc. (“DPSS”) and Techshot, Inc. (Techshot”) is collectively referred to as the “2021 Acquisitions.”

Revenues
Revenues increased by $5.7 million, or 9%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The year-over-year increase in revenues was primarily driven by $9.2 million of contributed revenue from 2021 Acquisitions and the timing of product deliveries in the deployables and engineering solutions space. This activity was partially offset by the timing of subcontracted work in addition to macroeconomic headwinds, including inflation and supply chain pressures, that resulted in unfavorable EAC adjustments and increased production costs, primarily in the Mission Solutions reporting unit.

Cost of Sales
Cost of sales increased $9.7 million, or 20%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The year-over-year increase in cost of sales was primarily driven by $7.2 million of contributed cost of sales from 2021 Acquisitions, equity-based compensation of $1.4 million, increased costs associated with revenue growth for the period, and the macroeconomic factors discussed above. These activities were partially offset by changes in contract mix and the investment of operational resources in future technologies through research and development.

Gross Margin
Gross margin decreased $3.9 million, or 24%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. As a percentage of sales, gross margin was 17% and 25% for the six months ended June 30, 2022 and June 30, 2021, respectively. The year-over-year decrease in gross margin was primarily driven by changes in contract mix and an increase in production costs due to macroeconomic factors discussed above as well as equity-based compensation.
Selling, General and Administrative expenses (“SG&A”)
SG&A expenses increased $15.1 million, or 65%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The year-over-year increase in SG&A was primarily driven by equity-based compensation expense of $4.8 million, litigation-related expenses of $2.6 million, rent expense of $2.0 million related to new leases entered into during the first half of 2022 and increased payroll costs of $1.5 million related to our expanded workforce. The remaining increase was primarily related to increased professional fees and other costs associated with being a public company. SG&A expenses are expected to increase as we continue to invest in the development of our business and centralized corporate functions.

Contingent Earnout Expense
Contingent earnout expenses decreased $(11.1) million or 100% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Earnout expense in the six months ended June 30, 2021 related to a settlement agreement the Company executed with MIS regarding the contingent earnout payment set forth in the purchase agreement and a Roccor contingent earnout payment. There was no such expense or payment recognized during the six months ended June 30, 2022.

Transaction Expenses
Transaction expenses decreased $2.3 million, or 96%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The transaction expenses incurred in the six months ended June 30, 2022 were primarily related to the acquisition of Techshot, while transaction expenses incurred in the six months ended June 30, 2021 included the acquisition of Oakman and DPSS.

Impairment Expense
Impairment expense increased $80.5 million or 100% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. During the second quarter of 2022, the Company performed an interim quantitative goodwill and long-lived asset impairment test and recorded a non-cash, pre-tax and post-tax impairment charge of $80.5 million. Of this amount, $12.9 million related to property and equipment, $28.2 million related to intangible assets and $39.3 million related to goodwill. There was no such impairment charge during the six months ended June 30, 2021. Please refer to Note G, Note H and Note I of the accompanying notes to the condensed consolidated financial statements for additional information related to impairment.

Research and Development
Research and development expenses increased $1.5 million, or 76%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by the strategic decision to invest in future technologies despite macroeconomic factors that increased the cost of research and development activities. The remaining increase was due to varied spending on projects related to solar arrays, modeling and simulation environments, and technologies related to low-earth orbit commercialization, including biofabrication, polymer and metal manufacturing, and cold stowage services. Contributed expenses from the 2021 Acquisitions was $0.8 million for the six months ended June 30, 2022.

Interest Expense, net
Interest expense, net was relatively consistent for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Please refer to Note J of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net increased $14.3 million, or 62,226%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The year-over-year increase was primarily due to a gain recognized as a result of a decrease in the fair value of the private warrant liability of $15.2 million during the six months ended June 30, 2022. Refer to Note D of the accompanying notes to the condensed consolidated financial statements for additional information related to the private warrants. The increase was partially offset by $0.8 million of costs incurred as a result of executing the Purchase Agreement with B. Riley. Refer to Note N of the accompanying notes to the condensed consolidated financial statements for further information.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Six Months Ended
(in thousands, except percent)	June 30, 2022	June 30, 2021
Income tax expense (benefit)	$(4,814)	$(2,388)
Effective tax rate	4.9%	9.2%
The decrease in our effective tax rate for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 is primarily due to the impact of goodwill impairments, the valuation of warrants, and the partial valuation allowance on net operating loss carryforwards originating during the six months ended June 30, 2022. Refer to Note L of the accompanying notes to the condensed consolidated financial statements for further discussion.

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

Adjusted EBITDA and Pro Forma Adjusted EBITDA are two such Non-GAAP financial measures that we use. Adjusted EBITDA is defined as net income (loss) adjusted for interest expense (income), net, income tax (benefit) expense, depreciation and amortization, impairment expense, acquisition deal costs, acquisition integration costs, acquisition earnout costs, purchase accounting fair value adjustment related to deferred revenue, severance costs, capital market and advisory fees, write-off of long-lived assets, equity-based compensation, committed equity facility transaction costs, and warrant liability fair value adjustments. Pro Forma Adjusted EBITDA is computed to give effect to the business combinations as if they occurred on January 1 of the year in which they were acquired.

The table below presents a reconciliation of Adjusted EBITDA and Pro Forma Adjusted EBITDA to net income (loss), computed in accordance with U.S. GAAP for the following periods:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss)	$(77,028)	$(15,901)	$(94,321)	$(23,575)
Interest expense	1,669	1,770	3,121	3,192
Income tax expense (benefit)	(1,925)	(1,362)	(4,814)	(2,388)
Depreciation and amortization	3,402	2,618	7,060	4,889
Impairment expense	80,462	—	80,462	—
Acquisition deal costs (i)	48	2	94	2,419
Acquisition integration costs (i)	954	491	1,402	805
Acquisition earnout costs (ii)	—	11,114	—	11,114
Purchase accounting fair value adjustment related to deferred revenue (ii)	40	94	66	167
Severance costs (iii)	453	—	463	—
Capital market and advisory fees (iv)	1,450	2,824	3,408	6,004
Litigation-related expenses (v)	302	—	2,568	—
Equity-based compensation (vi)	1,743	—	6,154	—
Committed equity facility transaction costs (vii)	770	—	770	—
Warrant liability change in fair value adjustment (viii)	(16,393)	—	(15,155)	—
Adjusted EBITDA	(4,053)	1,650	(8,722)	2,627
Pro forma impact on EBITDA (ix)	—	429	—	1,527
Pro forma adjusted EBITDA	$(4,053)	$2,079	$(8,722)	$4,154
i.Redwire incurred acquisition costs including due diligence and integration costs.
ii.Redwire incurred acquisition costs related to the Roccor and MIS contingent earnout payments and purchase accounting fair value adjustments to unwind deferred revenue for MIS and DPSS.

iii.Redwire incurred severance costs related to separation agreements entered into with former employees, including, but not limited to, the Company’s former CFO.
iv.Redwire incurred capital market and advisory fees related to advisors assisting with preparation for the Merger and transitional costs associated with becoming a public company.
v.Redwire incurred expenses related to the Audit Committee investigation and securities litigation as further described in Note M of the accompanying notes to the condensed consolidated financial statements.
vi.Redwire incurred expenses related to equity-based compensation under Redwire’s equity-based compensation plan.
vii.Redwire incurred expenses related to the committed equity facility with B. Riley, which includes consideration paid to enter into the Purchase Agreement as well as changes in the fair value of the committed equity facility derivative asset.
viii.Redwire adjusted the fair value of the private warrant liability with changes in fair value recognized as a gain or loss during the respective periods.
ix.Pro forma impact represents the incremental results of a full period of operations assuming the entities acquired during the periods presented were acquired from January 1 of the year in which they occurred. For the three months ended June 30, 2021, the pro forma impact included the results of Techshot, while the six months ended June 30, 2021 included the results of Oakman, DPSS and Techshot.

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

Our book-to-bill ratio was as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands, except ratio)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Contracts awarded	$61,563	$14,484	$91,990	$81,718
Revenues	36,728	32,148	69,595	63,846
Book-to-bill ratio	1.68	0.45	1.32	1.28

Our book-to-bill ratio was 1.68 for the three months ended June 30, 2022, as compared to 0.45 for the three months ended June 30, 2021. For both the three months ended June 30, 2022 and June 30, 2021, none of the contracts awarded balance relates to acquired contract value.

Our book-to-bill ratio was 1.32 for six months ended June 30, 2022, as compared to 1.28 for six months ended June 30, 2021. For the six months ended June 30, 2022, none of the contracts awarded balance relates to acquired contract value. For the six months ended June 30, 2021, $37.7 million of the contracts awarded balance relates to acquired contract value from the Oakman and DPSS acquisitions.

Backlog
We view growth in backlog as a key measure of our business growth. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Our contracted backlog includes $32.9 million and $10.7 million in remaining contract value from time and materials contracts as of June 30, 2022 and as of December 31, 2021, respectively.

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

(in thousands)	June 30, 2022	December 31, 2021
Organic backlog as of January 1	$133,115	$122,273
Organic additions during the period	84,302	146,880
Organic revenue recognized during the period	(66,793)	(136,038)
Organic backlog at end of period	150,624	133,115

Acquisition-related contract value beginning of period	6,627	—
Acquisition-related additions during the period	7,688	8,190
Acquisition-related revenue recognized during the period	(2,802)	(1,563)
Acquisition-related backlog at end of period	11,513	6,627

Contracted backlog at end of period	$162,137	$139,742

The acquisition-related contracted backlog activity includes contracted backlog activity of Techshot. The organic contracted backlog activity includes contracted backlog activity of Adcole, DSS, MIS, Roccor, LoadPath, Oakman, and DPSS.

Although contracted backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog. In addition, some of our multi-year contracts are subject to annual funding. Management fully expects all amounts reflected in contracted backlog to ultimately be fully funded. Contracted backlog related to contracts from MIS operations in Luxembourg of $3.0 million as of June 30, 2022 and $5.3 million as of December 31, 2021 is subject to foreign exchange rate conversions from euros to U.S. dollars that could cause the remaining backlog balance to fluctuate with the foreign exchange rate at the time of measurement.

Our total backlog as of June 30, 2022, which includes both contracted and uncontracted backlog, was $251.7 million. Uncontracted backlog represents the anticipated contract value, or portion thereof, of goods and services to be delivered under existing contracts which have not been appropriated or otherwise authorized. Our uncontracted backlog as of June 30, 2022 was $89.5 million. Uncontracted backlog includes $25.5 million of contract extensions under negotiation that are priced, fully scoped, verbally awarded, and expected to be executed shortly.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows provided by our operations, access to existing credit facilities and proceeds from the Merger and the Purchase Agreement with B. Riley. Since its inception, the Company has incurred net losses and negative operating cash flow, and has used its cash to fund capital expenditures, costs associated with the Company’s acquisitions, and costs associated with the Merger, among other uses. While some of these cash outflows have been non-recurring in nature, the Company has continued to experience net cash outflows from operating activities. While the Company believes its continued growth and cash flow management will result in improvements in cash from operating activities going forward, there can be no assurance these improvements will be achieved.

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

Our ability to fund our cash needs is dependent upon the successful execution of our business strategy and future operating results. Our future operating results are subject to, among others, general economic conditions, including as a result of the COVID-19 pandemic, heightened inflation, rising interest rates and supply chain pressures, competitive dynamics in our target markets as well as legislative and regulatory factors that may be outside of our control. As part of our business and debt management strategy, we continuously evaluate opportunities to further strengthen our financial and liquidity position including the issuance of additional equity or debt securities, refinance or otherwise restructure our existing credit facilities, or enter into new financing arrangements. On April 14, 2022, the Company entered into a committed equity facility. See below for more information. In addition, the Company has identified a plan to execute certain cost reduction actions including, among others, integration-related workforce rationalizations, real estate synergies, business unit optimization initiatives, and cost savings associated with certain Corporate level employment costs. There can be no assurances that any of these actions will be sufficient to allow us to service our debt obligations, meet our debt covenants, or that such actions will not result in an adverse impact on our business.

As of June 30, 2022, our available liquidity totaled $25.9 million, which was comprised of $10.9 million in cash and cash equivalents, and $15.0 million in available borrowings from our existing credit facilities. We believe that our existing sources of liquidity will be sufficient to meet our working capital needs and comply with our debt covenants for at least the next twelve months from the date on which our consolidated financial statements were issued. However, the Company’s current liquidity may not be sufficient to meet the required long-term liquidity needs associated with continued use of cash from operating activities at historical levels, in addition to its other liquidity needs associated with its capital expenditures, debt payments, and other investing and financing requirements.

The table below summarizes our outstanding debt as of the following periods:

(in thousands)	June 30, 2022	December 31, 2021
Adams Street Term Loan	$30,535	$30,690
Adams Street Revolving Credit Facility	10,000	—
Adams Street Delayed Draw Term Loan	14,775	14,850
Adams Street Incremental Term Loan	31,600	31,760
D&O Financing Loan	—	1,904
Total debt	86,910	79,204
Less: unamortized discounts and issuance costs	1,505	1,653
Total debt, net	85,405	77,551
Less: Short-term debt, including current portion of long-term debt	780	2,684
Total long-term debt, net	$84,625	$74,867

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
ii.$5.0 million revolving credit facility (the “Adams Street Revolving Credit Facility”), which has been increased as set forth below; and
iii.$15.0 million delayed draw term loan (the “Adams Street Delayed Draw Term Loan”).

On January 15, 2021, we drew $15.0 million on the delayed draw term loan to finance the Oakman acquisition. On February 17, 2021, we amended the Adams Street Credit Agreement to increase the principal amount of the Adams Street Term Loan by an additional $32.0 million to finance the DPSS acquisition. On July 30, 2021, we drew $3.0 million on the revolving credit facility and repaid the $3.0 million draw down on September 23, 2021. During the six months ended June 30, 2022, we drew $10.0 million on the revolving credit facility, which was still outstanding as of June 30, 2022.

On September 2, 2021, the Adams Street Credit Agreement was amended to provide that the consolidated total net leverage ratio not exceed 6.50:1.00 on the last day of any quarter (“the Financial Covenant”), to remove the cap on the amount of unrestricted cash which may be netted for purposes of the Financial Covenant, to redefine “Consolidated EBITDA”, and to reset the call protection terms.

On March 25, 2022, the Company entered into a Third Amendment (the “Third Amendment”) to the Adams Street Capital Credit Agreement to, among other things, increase commitments under the revolving credit facility from $5.0 million to $25.0 million.

The Third Amendment also modified certain negative covenants and increased the per annum interest rate (i) with respect to revolving loans in an aggregate principal amount of $5.0 million or less, to 6.00% for Eurocurrency rate loans and 5.00% for Base Rate Loans, and (ii) with respect to revolving loans in an aggregate principal amount in excess of $5.0 million, to 7.50% for Eurocurrency rate loans and 6.50% for Base Rate Loans.

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

In connection with the entry into the Third Amendment, AEI and certain of its affiliates (the “AEI Guarantors”), provided a limited guarantee for the payment of outstanding revolving loans in excess of $10.0 million, with a $15.0 million cap in the aggregate. In the event that the AEI Guarantors are required to make payments to the lenders under the Adams Street Capital Credit Agreement pursuant to the terms of the limited guarantee, each AEI Guarantor would be subrogated to the rights of the lenders. In connection with the limited guarantee, the Lead Borrower agreed to pay to the AEI Guarantors, a fee equal to 2% of any amount actually paid by such guarantors under the limited guarantee. The fee is waivable by the AEI Guarantors in their discretion.

In August 2022, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Adams Street Capital Credit Agreement, which, among other things, suspended certain covenant compliance requirements commencing with the quarter ended June 30, 2022 through June 30, 2023, and resuming with the first test period ending September 30, 2023. Please refer to Note T for additional information.

As of June 30, 2022, we were in compliance with our debt covenants under the Adams Street Credit Agreement, as amended by the Fourth Amendment.

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

D&O Financing Loan
On September 3, 2021, we entered into a $3.0 million loan with BankDirect Capital Finance (the “D&O Financing Loan”) to finance our directors and officers insurance premium. The D&O Financing Loan has an interest rate of 1.74% per annum, an effective interest rate of 1.75%, and a maturity date of May 3, 2022. In May 2022, the Company repaid the full outstanding principal and interest on the D&O Financing Loan.

Committed Equity Facility
On April 14, 2022, the Company entered into an $80.0 million Purchase Agreement with B. Riley. The Purchase Agreement governs a committed equity facility that provides the Company with the right, without obligation, to sell and issue up to $80.0 million of its common stock over a period of 24 months to B. Riley at the Company’s sole discretion, subject to certain limitations and conditions. Please refer to Note N of the accompanying notes to the condensed consolidated financial statements for additional information.

Net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its common stock to B. Riley. The Company intends to use the net proceeds from this Purchase Agreement to further support its growth strategy through initiatives such as accretive acquisitions and internal investments, to bolster working capital and/or for general corporate purposes.
During the three and six months ended June 30, 2022, the Company sold a total of 310,815 shares for proceeds of $1.2 million pursuant to the Purchase Agreement. As of June 30, 2022, registered shares available for purchase under the committed equity facility were 8,689,185.

Contractual Obligations
The following table presents our contractual obligations as of June 30, 2022:

(in thousands)	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Adams Street Term Loan	$155	$310	$310	$310	$29,450	$—	$30,535
Adams Street Delayed Draw Term Loan	75	150	150	150	14,250	—	14,775
Adams Street Incremental Term Loan	160	320	320	320	30,480	—	31,600
Adams Street Revolving Credit Facility	—	—	—	—	10,000	—	10,000
Total long-term debt maturities	390	780	780	780	84,180	—	86,910
Future minimum lease payments	1,487	3,043	2,825	2,247	1,606	3,086	14,294
Total contractual obligations	$1,877	$3,823	$3,605	$3,027	$85,786	$3,086	$101,204

The Company is obligated under certain operating leases for its facilities and office equipment. Certain facility leases contain predetermined fixed escalation of minimum rents at rates ranging from 1.96% to 4.00% per annum and renewal options that could extend certain leases up to an additional nine years; the office equipment lease contains a renewal option that could extend the lease to consecutive 60-day terms and a purchase option. As of June 30, 2022, the future annual minimum lease payments for operating leases for the year 2022 was estimated at $1.5 million with estimated aggregate minimum lease payments of $14.3 million through expiration of current leases. Refer to Note K of the accompanying notes to the condensed consolidated financial statements for further information.

As of June 30, 2022, the Company had one facility lease that had not yet commenced but created significant future lease obligations in the amount of $3.8 million. The contract was determined to be an operating lease, whereby the Company is required to make rent payments prior to the lease commencement date while construction is completed on the underlying asset. Due to the nature of the work and the amount of the Company’s contribution to construction period costs, the Company was determined not to be the accounting owner of the asset under construction as the landlord had substantially all of the construction period risks.
Cash Flows
The table below summarizes certain information from the condensed consolidated statements of cash flows for the following periods:

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Net cash provided by (used in) operating activities	$(15,584)	$(20,083)
Net cash provided by (used in) investing activities	(2,073)	(35,185)
Net cash provided by (used in) financing activities	8,077	40,714
Effect of foreign currency rate changes on cash and cash equivalents	(64)	(132)
Net increase (decrease) in cash and cash equivalents	(9,644)	(14,686)
Cash and cash equivalents at end of period	$10,879	$7,390

Operating activities
For the six months ended June 30, 2022 net cash used in operating activities was $15.6 million. Net loss before deducting depreciation, amortization and other non-cash items generated a cash outflow of $20.2 million and was further impacted by an favorable change in net working capital of $4.6 million during this period. The change in net working capital was largely driven by an increase in accounts payable and accrued expenses of $3.5 million and decrease in accounts receivable of $3.5 million and prepaid insurance of $2.1 million partially, partially offset by an increase in contract assets, inventory and prepaid and other assets of $3.0 million, $1.0 million and $0.8 million, respectively. The changes in accounts receivable and contract assets relates to the timing of billable milestones occurring during the six months ended June 30, 2022. The change in accounts payable and accrued expenses is related to timing in payments.

For the six months ended June 30, 2021, net cash used in operating activities was $20.1 million. Net income before deducting depreciation, amortization and other non-cash items generated a cash outflow of $9.9 million and was further impacted by a change in net working capital of $10.2 million during this period. The change in net working capital was largely driven by the increase in accounts receivable of $3.4 million, contract assets of $3.5 million and prepaid expenses and other assets of $3.4 million and decrease in deferred revenue of $4.3 million and other liabilities of $1.4 million, partially offset by the increase in accounts payable and accrued expenses of $5.9 million. The changes in accounts receivable, contract assets and deferred revenue relates to the timing of billable milestones occurring during the six months ended June 30, 2021. The changes in accounts payable and accrued expenses and other liabilities is related to timing in payments.

Investing activities
For the six months ended June 30, 2022 net cash used in investing activities was $2.1 million, consisting of $1.9 million used for the purchase of property, plant and equipment and $0.2 million used for the purchase of intangible assets.

For the six months ended June 30, 2021, net cash used in investing activities was $35.2 million, consisting of $38.7 million used for the acquisition of Oakman and DPSS as well as $1.3 million used for the purchase of property, plant and equipment. This was offset by the settlement of related party receivables resulting in cash received of $4.9 million.

Financing activities
For the six months ended June 30, 2022 net cash provided by financing activities was $8.1 million, consisting of $10.0 million of proceeds from the Adams Street Revolving Credit Facility, partially offset by $2.3 million used for the repayment of debt as well as $0.8 million of loan fees paid to third parties in the execution of the Third Amendment to the ASP Agreement. Additionally, $1.2 million was provided by proceeds from the committed equity facility with B. Riley, partially offset by $0.1 million of deal costs paid in relation to executing the Purchase Agreement.
For the six months ended June 30, 2021 net cash provided by financing activities was $40.7 million, consisting of proceeds from debt of $46.0 million offset by the repayment of debt of $5.2 million.

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
The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has three reporting units, Mission Solutions, Space Components, and Engineering Services, which were determined based on similar economic characteristics, financial metrics and product and servicing offerings. Goodwill is tested annually for impairment as of October 1, or more frequently if events or circumstances indicate the carrying value may be impaired. In circumstances where a qualitative analysis indicates that the fair value of a reporting unit does not exceed its carrying value, a quantitative analysis is performed using an income approach.
Impairment testing requires management to make certain assumptions based upon information available at the time and have been deemed reasonable by management as of the measurement date. The fair value of the Company’s reporting units are generally determined using a combination of an income approach based on a discounted cash flow model as well as a market approach based on guideline public company revenues and earnings before interest, tax, depreciation and amortization multiples. Actual results could differ from these assumptions.

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

The fair value of acquired trademarks, technology, and customer relationships are estimated using various underlying judgments, assumptions, and estimates. Potential changes in the underlying judgments, assumptions, and estimates used in our valuations of acquired intangible assets could result in different estimates of the future fair values. A potential increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year. The approaches used for determining the fair value of finite-lived technology, trademarks and customer relationships acquired depends on the circumstances; the Company has used the income approach (within the income approach, various methods are available such as multi-period excess earnings, with and without, incremental and relief from royalty methods). Within each income approach method, a tax amortization benefit is included, which represents the tax benefit resulting from the amortization of that intangible asset depending on the tax jurisdiction where the intangible asset is held.

The Company evaluates its intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable, in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”) and ASC 350, Intangibles—Goodwill and Other (“ASC 350”). If the Company determines that the carrying amount of an asset or asset group is not recoverable based upon the undiscounted expected future cash flows of the asset or asset group, the Company records an impairment loss equal to the excess of carrying amount over the estimated fair value of the asset or asset group.

Other than as stated above, there were no material changes to our critical accounting policies, estimates or judgments, that occurred in the periods covered by this report from those disclosed in the Annual Report on Form 10-K filed with the SEC on April 11, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company and is not required to provide the information required under this Item 3.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, which are designed to ensure that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were not effective as of June 30, 2022.
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

The material weakness related to certain aspects of tone at the top did not result in a misstatement to the consolidated financial statements for any of the Successor or Predecessor periods. Each of the other material weaknesses resulted in material audit adjustments to substantially all accounts and disclosures in the Successor consolidated financial statements as of December 31, 2020 and for the period from February 10, 2020 to December 31, 2020, as well as the Predecessor consolidated financial statements for the period from January 1, 2020 to June 21, 2020 and as of and for the year ended December 31, 2019.

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

•We reviewed the personnel structure and identified new positions to enhance our accounting and financial reporting team Some of these individuals were onboarded during 2021 and during the six months ended June 30, 2022, while others are expected to be onboarded during the remainder of 2022. We have and expect to continue to align our personnel to specific areas and responsibilities to alleviate the numerous competing responsibilities currently faced.
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

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For additional information on pending matters, please refer to Note M of the accompanying notes to the condensed consolidated financial statements. For further information on the risks associated with the existing and future investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, please refer to Item 1A. “Risk Factors”.

ITEM 1A. RISK FACTORS
As of June 30, 2022, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except as described below:

Matters relating to or arising from our Audit Committee investigation, including regulatory investigations and proceedings, litigation matters, and potential additional expenses, may adversely affect our business and results of operations. We may also become involved in litigation from time to time that may materially adversely affect us.
On November 5, 2021, the Company was notified of potential accounting issues with a business unit by an employee in connection with his resignation. Management promptly informed the independent Audit Committee and its independent registered public accounting firm. The timing of the investigation prevented the timely filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. The Audit Committee promptly engaged independent, external legal and accounting firms to complete an independent investigation. After completing its investigation, the Audit Committee concluded that the potential issues raised by the former employee did not require a restatement or adjustment of the Company’s previously issued consolidated financial statements relating to any prior periods. Additionally, there were no modifications to any previously announced Non-GAAP financial information previously disclosed by the Company. However, the results of the investigation confirmed the existence of previously identified internal control deficiencies as well as identified certain additional internal control deficiencies. Please refer to Item 9A of our Annual Report on Form 10-K, filed with the SEC on April 11, 2022, Controls and Procedures for additional information related to matters that were determined to represent material weaknesses in internal control over financial reporting. The Company self-reported this matter to the Securities and Exchange Commission (“SEC”) on November 8, 2021 and intends to continue to cooperate with any requests from the SEC.

Additionally, on December 17, 2021, the Company, our CEO, Peter Cannito, and our former CFO, William Read, were named as defendants in a putative class action complaint filed in the United States District Court for the Middle District of Florida. That litigation is captioned Lemen v. Redwire Corp. et al., Case No. 3:21-cv-01254-TJC-PDB (M.D. Fla.). On March 7, 2022, the Court appointed a lead plaintiff. On June 17, 2022, the lead plaintiff filed an amended complaint. In the amended complaint, the lead plaintiff alleges that the Company and certain of its directors and officers made misleading statements and/or failed to disclose material facts about the Company’s business, operations, and prospects, allegedly in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Securities Exchange Act of 1934. As relief, the plaintiffs are seeking, among other things, compensatory damages. The defendants believe the allegations are without merit and intend to defend the suit vigorously. The defendants’ opening brief in support of their motion to dismiss is due to be filed on August 16, 2022. Given the early stage of the proceedings, a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

On May 25, 2022, a plaintiff commenced derivative litigation in the United States District Court for the District of Delaware on behalf of the Company against Peter Cannito, Les Daniels, Reggie Brothers, Joanne Isham, Kirk Konert, Jonathan Baliff, and John S. Bolton. That litigation is captioned Yingling v. Cannito, et al., Case No. 1:22-cv-00684-MN (D. Del.). The complaint’s allegations are similar to those of the class action lawsuit filed in December 2021, namely, that statements about Redwire’s business and operations were misleading due to alleged material weaknesses in the Company’s financial reporting internal controls. The plaintiff alleges the defendants violated Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Securities Exchange Act of 1934, breached their fiduciary duty by allowing misleading disclosures to be made, and caused the Company to overpay compensation and bonuses tied to the Company’s financial performance. As relief, the plaintiffs are seeking, among other things, compensatory and punitive damages. This litigation has been stayed pending the outcome of any motion to dismiss in the Lemen class action. The defendants believe the allegations are without merit and intend to defend the lawsuit vigorously. However, given the early stage of the proceedings, a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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
We have a significant amount of goodwill recorded on our condensed consolidated balance sheets as of June 30, 2022. We are required at least annually to test the recoverability of goodwill or more frequently when events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. During the second quarter of 2022, the Company performed an interim quantitative goodwill impairment test and determined that the estimated fair value of the Mission Solutions reporting unit was lower than its carrying value as of June 30, 2022. Please refer to Note I of the accompanying notes to the condensed consolidated financial statements for additional information. If general market conditions continue to deteriorate in other portions of our business, we could experience a significant decline in the fair value of our other reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net assets.

It is not possible to predict the actual number of shares we will sell under the Purchase Agreement to B. Riley, or the actual gross proceeds resulting from those sales. Further, we may not have access to the full amount available under the Purchase Agreement.
On April 14, 2022, we entered into a common stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley”), pursuant to which B. Riley has committed to purchase up to $80 million of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The shares of our common stock that may be issued under the Purchase Agreement may be sold by us to B. Riley at our discretion from time to time over an approximately 24-month period. During the three months ended June 30, 2022, we sold 310,815 shares for net proceeds of $1.2 million pursuant to the Purchase Agreement.
We generally have the right to control the timing and amount of any sales of our shares of common stock to B. Riley under the Purchase Agreement. Sales of our common stock, if any, to B. Riley under the Purchase Agreement depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to B. Riley all or only a portion of the shares of our common stock that may be available for us to sell to B. Riley pursuant to the Purchase Agreement. Depending on market liquidity at the time, resales of those shares by B. Riley may cause the public trading price of our common stock to decrease.
Because the purchase price per share to be paid by B. Riley for the shares of common stock that we may elect to sell to B. Riley under the Purchase Agreement will fluctuate based on the market prices of our common stock during the applicable purchase valuation period for each purchase made pursuant to the Purchase Agreement, it is not possible for us to predict, as of the date of this filing and prior to any such sales, the number of shares of common stock that we will ultimately sell to B. Riley under the Purchase Agreement, the purchase price per share that B. Riley will pay for shares purchased from us under the Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by B. Riley under the Purchase Agreement.
Moreover, although the Purchase Agreement provides that we may, in our discretion, from time to time during the term of the Purchase Agreement, direct B. Riley to purchase shares of our common stock from us, for a maximum aggregate purchase price of up to $80.0 million, only 9,127,751 shares of common stock (127,751 of which represent the commitment shares we issued to B. Riley upon our execution of the Purchase Agreement on April 14, 2022) were registered for resale under a registration statement on Form S-1. Accordingly, only 9,000,000 of such shares represent shares that we may elect, in our sole discretion, to issue and sell to B. Riley, from time to time under the Purchase Agreement. As of June 30, 2022, registered shares available for purchase under the committed equity facility were 8,689,185. Assuming all of the registered shares available and offered for resale by B. Riley were sold by us to B. Riley for per share price of $3.04 (which represents the official closing price of our common stock on the NYSE on June 30, 2022), less a 3.0% discount (the same fixed percentage discount that will be used to calculate the applicable per share purchase price for shares of common stock that we may elect to sell to B. Riley under the Purchase Agreement), we would only receive aggregate gross proceeds of approximately $25.6 million, which is substantially less than the $80.0 million total aggregate purchase commitment of B. Riley available to us under the Purchase Agreement. Therefore, because the market prices of our common stock fluctuates, the actual purchase prices to be paid by B. Riley for shares of our common stock that we direct it to purchase under the Purchase Agreement, also fluctuate because they will be based on such fluctuating market prices of our common stock. In order to receive aggregate gross proceeds equal to B. Riley’s $80.0 million total aggregate purchase commitment under the Purchase Agreement, we would have to register additional shares of common stock.

In addition, under the applicable NYSE rules, in no event may we issue to B. Riley more than 12,531,903 shares of common stock, which number of shares is equal to 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Purchase Agreement, without stockholder approval. As a result, if it becomes necessary for us to issue and sell to B. Riley an aggregate number of shares that would exceed the limit of 12,531,903 shares (excluding certain issuances), then before we could issue any shares of common stock in excess of the cap share issuance limit under the Purchase Agreement, we would also need to obtain the requisite stockholder approval.
Any issuance and sale by us under the Purchase Agreement of a substantial amount of shares of common stock in addition to the 9,127,751 shares of common stock being registered for resale by B. Riley could cause additional substantial dilution to our stockholders.
Our inability to access a portion or the full amount available under the Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the second quarter of 2022, the Company issued 127,751 shares of the Company’s common stock to B. Riley Principal Capital, LLC (“B. Riley”) as consideration for its irrevocable commitment to purchase shares of the Company’s common stock from time to time under the Common Stock Purchase Agreement (the “Agreement”), dated April 14, 2022, and, thereafter sold an aggregate of 310,815 shares of common stock to B. Riley under the Agreement. These shares were issued and sold by the Company to B. Riley in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

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

10.2
Registration Rights Agreement, dated April 14, 2022, by and between the Company and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on April 14, 2022).

10.3+
Employment Agreement, dated as of June 1, 2022, by and between Redwire Corporation and Jonathan E. Baliff (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on June 1, 2022).

10.4+
Separation and Release Agreement, dated as of June 1, 2022, by and between Redwire Corporation and William Read (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on June 1, 2022).

10.5
Fourth Amendment to Credit Agreement, dated as of August 8, 2022, by and between Redwire Holdings, LLC, the other Borrowers party thereto, the Guarantors party thereto, Adams Street Credit Advisors, LP, as Administrative Agent and as Collateral Agent and each lender party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on August 12, 2022).

Exhibit Number	Description
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

+ Management or compensatory agreement or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Redwire Corporation

Date:	August 15, 2022	By:	/s/ Peter Cannito
		Name:	Peter Cannito
		Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	August 15, 2022	By:	/s/ Jonathan Baliff
		Name:	Jonathan Baliff
		Title:	Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)