Form 10-Q
period 2022-09-30
Redwire Corp
filed 2022-11-14
CIK 1819810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 63,852,690 shares of common stock as of November 8, 2022.

REDWIRE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2022

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
•if we are unable to successfully integrate recently completed and future acquisitions, including the recent acquisition of QinetiQ Space NV, or successfully select, execute or integrate future acquisitions into the business, our operations and financial condition could be materially and adversely affected;
•the fact that the issuance and sale of shares of our Series A Convertible Preferred Stock has reduced the relative voting power of holders of our common stock and diluted the ownership of holders of our capital stock;
•AE Industrial Partners and Bain Capital have significant influence over us, which could limit other investors’ ability to influence the outcome of key transactions;
•provisions in the Certificate of Designation related to our Series A Convertible Preferred Stock may delay or prevent our acquisition by a third party, which could also reduce the market price of our capital stock;
•our Series A Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of holders of our other outstanding capital stock;
•there may be sales of a substantial amount of our common stock by our current stockholders, and these sales could cause the price of our common stock to fall;
•the impact of the issuance of the Series A Convertible Preferred Stock on the price and market for our common stock;
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

Item 1. Financial Statements
REDWIRE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of U.S. dollars, except share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$7,031	$20,523
Accounts receivable, net	16,521	16,262
Contract assets	16,319	11,748
Inventory	2,029	688
Income tax receivable	688	688
Prepaid insurance	3,046	2,819
Prepaid expenses and other current assets	3,725	2,488
Total current assets	49,359	55,216
Property, plant and equipment, net	6,697	19,384
Right-of-use assets	14,783	—
Intangible assets, net	56,207	90,842
Goodwill	56,710	96,314
Other non-current assets	616	—
Total assets	$184,372	$261,756
Liabilities and Equity
Current liabilities:
Accounts payable	$17,595	$13,131
Notes payable to sellers	1,000	1,000
Short-term debt, including current portion of long-term debt	3,476	2,684
Short-term lease liabilities	3,484	—
Accrued expenses	18,909	17,118
Deferred revenue	17,373	15,734
Other current liabilities	1,786	1,571
Total current liabilities	63,623	51,238
Long-term debt	89,512	74,867
Long-term lease liabilities	11,379	—
Warrant liabilities	3,093	19,098
Deferred tax liabilities	1,637	8,601
Other non-current liabilities	325	730
Total liabilities	169,569	154,534
Commitments and contingencies (Note M)
Shareholders’ Equity:
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 63,852,690 and 62,690,869 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	196,012	183,024
Accumulated deficit	(180,655)	(75,911)
Accumulated other comprehensive income (loss)	(560)	103
Shareholders’ equity	14,803	107,222
Total liabilities and shareholders’ equity	$184,372	$261,756
The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues	$37,249	$32,680	$106,844	$96,526
Cost of sales	29,300	26,786	86,742	74,418
Gross margin	7,949	5,894	20,102	22,108
Operating expenses:
Selling, general and administrative expenses	15,312	34,333	53,825	57,855
Contingent earnout expense	—	113	—	11,227
Transaction expenses	1,819	1,128	1,913	3,547
Impairment expense(1)	—	—	80,462	—
Research and development	1,133	1,371	4,565	3,326
Operating income (loss)	(10,315)	(31,051)	(120,663)	(53,847)
Interest expense, net	2,401	1,740	5,523	4,931
Other (income) expense, net	(158)	(2,957)	(14,493)	(2,980)
Income (loss) before income taxes	(12,558)	(29,834)	(111,693)	(55,798)
Income tax expense (benefit)	(2,135)	(5,582)	(6,949)	(7,971)
Net income (loss)	$(10,423)	$(24,252)	$(104,744)	$(47,827)

Net income (loss) per share, basic and diluted	$(0.16)	$(0.55)	$(1.66)	$(1.21)
Weighted-average shares outstanding:
Basic and diluted	63,460,527	44,036,040	63,050,769	39,503,720

Comprehensive income (loss):
Net income (loss)	$(10,423)	$(24,252)	$(104,744)	$(47,827)
Foreign currency translation gain (loss), net of tax	(177)	(119)	(663)	(298)
Total other comprehensive income (loss), net of tax	(177)	(119)	(663)	(298)
Total comprehensive income (loss)	$(10,600)	$(24,371)	$(105,407)	$(48,125)
(1) Please refer to Note G, Note H, and Note I for additional information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands of U.S. dollars, except share and unit data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Three Months Ended September 30, 2021	Shares	Amount
Balance as of June 30, 2021(1)	37,200,000	$4	$55,169	(37,949)	$327	$17,551
GPAC shares net of redemptions, including PIPE, warrant liability, and Merger costs	22,461,273	2	52,919	—	—	52,921
Earnout settlement in Holdings’ equity	—	—	9,288	—	—	9,288
Equity-based compensation expense	—	—	22,919	—	—	22,919
Foreign currency translation, net of tax	—	—	—	—	(119)	(119)
Net income (loss)	—	—	—	(24,252)	—	(24,252)
Balance as of September 30, 2021	59,661,273	$6	$140,295	(62,201)	$208	$78,308

Nine Months Ended September 30, 2021
Balance as of December 31, 2020(1)	37,200,000	$4	$53,059	$(14,374)	$506	$39,195
GPAC shares net of redemptions, including PIPE, warrant liability, and Merger costs	22,461,273	2	52,919	—	—	52,921
Parent’s contributions	—	—	2,110	—	—	2,110
Earnout settlement in Parent’s equity	—	—	9,288	—	—	9,288
Equity-based compensation expense	—	—	22,919	—	—	22,919
Foreign currency translation, net of tax	—	—	—	—	(298)	(298)
Net income (loss)	—	—	—	(47,827)	—	(47,827)
Balance as of September 30, 2021	59,661,273	$6	$140,295	$(62,201)	$208	$78,308

(1) The units of the Company prior to the Merger (as defined in Note A) have been retroactively restated to reflect the exchange ratio established in the Merger (computed as 37,200,000 shares of common stock to 100 Company units).

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands of U.S. dollars, except share and unit data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Three Months Ended September 30, 2022	Shares	Amount
Balance as of June 30, 2022	63,253,836	$6	191,707	$(170,232)	$(383)	$21,098
Equity-based compensation expense	—	—	2,518	—	—	2,518
Common stock issued under the committed equity facility	598,854	—	1,787	—	—	1,787
Foreign currency translation, net of tax	—	—	—	—	(177)	(177)
Net income (loss)	—	—	—	(10,423)	—	(10,423)
Balance as of September 30, 2022	63,852,690	$6	$196,012	$(180,655)	$(560)	$14,803

Nine Months Ended September 30, 2022
Balance as of December 31, 2021	62,690,869	6	183,024	(75,911)	103	107,222
Equity-based compensation expense	—	—	8,672	—	—	8,672
Common stock issued under the committed equity facility	909,669	—	3,047	—	—	3,047
Committed equity facility fee settled in common stock	127,751	—	756	—	—	756
Foreign currency translation, net of tax	—	—	—	—	(663)	(663)
Net income (loss)	—	—	—	(104,744)	—	(104,744)
Other	124,401	—	513	—	—	513
Balance as of September 30, 2022	63,852,690	$6	$196,012	$(180,655)	$(560)	$14,803

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of U.S. dollars)

	Successor
	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net income (loss)	$(104,744)	$(47,827)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,836	7,508
Amortization of debt issuance costs and discount	345	218
Equity-based compensation expense	8,672	22,919
Contingent earnout expense not yet settled	—	338
Earnout settlement in Holdings’ equity	—	9,288
Discount on common stock issued under the committed equity facility	231	—
Change in fair value of warrants	(16,005)	(2,938)
Deferred provision (benefit) for income taxes	(6,964)	(8,078)
Impairment expense	80,462	—
Non-cash lease expense	229	—
Non-cash interest expense	270	—
Other	143	65
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(283)	(1,244)
(Increase) decrease in contract assets	(4,590)	(3,537)
(Increase) decrease in inventory	(1,362)	(234)
(Increase) decrease in prepaid insurance	(227)	(3,806)
(Increase) decrease in prepaid expenses and other assets	(803)	(126)
Increase (decrease) in accounts payable and accrued expenses	6,793	983
Increase (decrease) in deferred revenue	1,714	(7,584)
Increase (decrease) in other liabilities	454	338
Increase (decrease) in notes payable to seller	—	(608)
Net cash provided by (used in) by operating activities	(26,829)	(34,325)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(38,735)
Purchases of property, plant and equipment, net	(2,793)	(1,840)
Purchase of intangible assets	(639)	(389)
Settlement of related party receivable	—	4,874
Net cash provided by (used in) investing activities	(3,432)	(36,090)

Cash flows from financing activities:
Repayments of debt	(4,489)	(47,465)
Payment of debt issuance fees to third parties	(1,147)	(62)
Proceeds received from debt	19,696	49,017
Proceeds from issuance of common stock	2,956	—
Payment of committed equity facility transaction costs	(161)	—
Payments for the Merger transaction costs	—	(35,935)
Proceeds from the Merger	—	110,583
Payment of contingent earnout	—	(600)
Net cash provided by (used in) financing activities	16,855	75,538
Effect of foreign currency rate changes on cash and cash equivalents	(86)	59
Net increase (decrease) in cash and cash equivalents	(13,492)	5,182
Cash and cash equivalents at beginning of period	20,523	22,076
Cash and cash equivalents at end of period	$7,031	$27,258

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of U.S. dollars)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash paid (received) during the period for:
Interest	$4,421	$4,613
Income taxes	—	—
Earnout settlement	—	1,602

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Holdings’ contribution for acquisition of businesses	—	2,110
Initial fair value of warrants at closing of Merger	—	21,727
Capital expenditures not yet paid	1,242	44
Committed equity facility transaction costs not yet paid	571	—

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

Strategic acquisitions that augment our technology and product offerings are a key part of our growth strategy. From March 2020 through September 30, 2022, the Company has completed eight acquisitions, which collectively have provided a wide variety of complementary technologies and solutions to serve the Company’s target markets and customers. As of December 31, 2021, these acquisitions included: Adcole Space, LLC (“Adcole”), Deep Space Systems, Inc. (“DSS”), In Space Group, Inc. and its subsidiaries (collectively, “MIS” or “Predecessor”), Roccor, LLC (“Roccor”), and LoadPath, LLC (“LoadPath”), Oakman Aerospace, Inc. (“Oakman”), Deployable Space Systems, Inc. (“DPSS”) and Techshot, Inc. (“Techshot”). On October 31, 2022, the Company completed the acquisition of QinetiQ Space NV (“Space NV”) as described in Note T.

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

Impact of Macroeconomic Environment and COVID-19
Adverse macroeconomic conditions including, among others, heightened inflation, rising interest rates, volatility in capital markets, supply chain disruptions, labor shortages, regulatory challenges, and the ongoing impact of the COVID-19 pandemic have affected the Company’s cost of capital, financial condition and results of operations. Decreases in the availability, cost and delivery of supplies have caused shortages and delays for the procurement of raw materials, components and other supplies required to fulfill the Company’s performance obligations. The long-term impacts of macroeconomic conditions and COVID-19 on government budgets and other funding priorities are difficult to predict and could continue to adversely affect the Company’s operations and financial

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

results. There can be no assurances that actions or responsive measures taken on the part of the Company or governmental authorities will be successful in mitigating increased risks associated with macroeconomic conditions and COVID-19.

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

Convertible Preferred Stock Offering
On October 28, 2022, the Company filed a Certificate of Designation describing the terms and conditions of newly issued Series A convertible preferred stock of the Company, par value $0.0001 (the “Convertible Preferred Stock”), with 88,000 total shares constituting the series. On the same date, the Company entered into (i) an investment agreement (the “AEI Investment Agreement”) with AE Industrial Partners Fund II, LP (“AEI Fund II”) and AE Industrial Partners Structured Solutions I, LP (“AEI Structured Solutions”, and together with AEI Fund II, (“AEI”), and (ii) an investment agreement (the “Bain Capital Investment Agreement,” and together with the AEI Investment Agreement, the “Investment Agreements”) with BCC Redwire Aggregator, LP (“Bain Capital”). Pursuant to the Investment Agreements, the Company sold an aggregate of 80,000 shares (the “Purchased Shares”) of the Convertible Preferred Stock to AEI and Bain Capital, for an aggregate purchase price of $80.0 million. The Company used a portion of the proceeds from the sale of the Purchased Shares to finance the acquisition of Space NV. In addition, the Company intends to use the remaining proceeds for certain corporate purposes, which may include (i) investing in current capabilities which the Company believes will assist in meeting customer demand and in expanding current Company offerings; (ii) expanding and diversifying the Company’s global infrastructure offerings; and (iii) increasing the total available liquidity of the Company. Please refer to Note T for additional information.
In addition, on November 7 and 8, 2022, we entered into additional investment agreements (the “Additional Investment Agreements”) with various investors (collectively, the “Additional Investors,” and together with AEI and Bain Capital, the “Investors”) pursuant to which the Company issued and sold a total of 1,250 shares of the Convertible Preferred Stock to the Additional Investors for an aggregate purchase price of $1.25 million.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high-credit quality. At times, such amounts may exceed federally insured limits. Cash and cash equivalents on deposit or invested with financial and lending institutions was $7.0 million and $20.5 million, as of September 30, 2022 and December 31, 2021, respectively.

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

All indefinite-lived assets are reviewed for impairment annually, and as necessary if indicators of impairment are present. Similar to goodwill, the Company identified certain triggering events and performed an interim impairment assessment during the second quarter of 2022 for all indefinite-lived intangible assets. Please refer to Note H for additional information regarding the results of this assessment.

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

During the second quarter of 2022, the Company identified triggering events and performed an impairment assessment on its long-lived asset groups. As a result, the Company determined that the estimated fair value of certain long-lived asset groups was lower than their carrying value as of September 30, 2022. Please refer to Note G and Note H for additional information regarding the results of this assessment.

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

Derivative Financial Instruments

The Company evaluates its convertible instruments, options, warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC 815 Derivatives and Hedging. The classification of derivative instruments, including whether such instruments should be recorded as assets, liabilities, or equity, is reassessed at the end of each reporting period. For equity-linked financial instruments, the Company must determine whether the underlying instrument is indexed to its own common stock in order to classify the derivative instrument as equity. Otherwise, the derivative asset or liability is recognized at fair value with subsequent changes in fair value recognized in the condensed consolidated statements of operations and comprehensive income (loss).

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Committed Equity Facility

During the second quarter of 2022, the Company evaluated the Purchase Agreement with B. Riley and determined that the committed equity facility was not indexed to the Company’s own common stock. As a result, it was recognized as a derivative asset with changes in fair value recognized as other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss). Please refer to Note D and Note N for additional information.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes the current lease requirements in ASC 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the condensed consolidated statements of operations and comprehensive income (loss). Under ASC 840, leases are

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

classified as either capital or operating, with any capital leases recognized on the condensed consolidated balance sheets. The reporting of lease-related expenses in the condensed consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows will be generally consistent with the ASC 840 guidance. Effective January 1, 2022, the Company adopted the new lease standard using a modified retrospective transition method with a cumulative effect adjustment in the period of adoption. In accordance with ASC 842, the Company elected the following package of practical expedients: (i) to use hindsight analysis on expired or existing leases as of the effective date; (ii) to not apply this standard to short-term leases (i.e., with a term less than 12 months); and (iii) to not reassess the lease classification for existing or expired contracts. As a result of adoption, the Company recognized right of use assets and lease liabilities of $10.1 million and $10.2 million, respectively. Adoption of this standard did not have a material impact on the Company’s results of operations or cash flows.

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

Note C – Business Combinations
Oakman Acquisition
On January 15, 2021, the Company acquired 100% of the equity interest of Oakman for cash and 1,000,000 units of Holdings’ equity. This acquisition supports the Company’s growth in its offering of engineering solutions. The fair value of assets acquired and liabilities assumed as of the acquisition date was $10.0 million and $4.5 million, respectively, for total purchase consideration, after certain adjustments, of $14.3 million, comprised of $12.2 million cash paid and $2.1 million common stock issued. The acquisition was accounted for as a business combination, whereby the excess of the consideration paid over the fair value of identifiable net assets was allocated to goodwill. The amount of goodwill for Oakman as of September 30, 2022 and December 31, 2021 was $8.8 million.

DPSS Acquisition
On February 17, 2021, the Company acquired 100% of the equity interest of DPSS in exchange for cash. The acquisition supports the Company’s growth in its offering of deployable technology. The fair value of assets acquired and liabilities assumed as of the acquisition date was $28.7 million and $12.7 million, respectively, for total purchase consideration, after certain adjustments, of $27.3 million. The acquisition was accounted for as a business combination, whereby the excess of the consideration paid over the fair value of identifiable net assets was allocated to goodwill. The amount of goodwill for DPSS as of September 30, 2022 and December 31, 2021 was $11.3 million.

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

Pro Forma Financial Data (Unaudited)
The table below presents the pro forma combined results of operations for the business combinations for the three and nine months ended September 30, 2021 as though the acquisitions of Oakman, DPSS, and Techshot (the “2021 Business Combinations”) had been completed as of January 1, 2020.

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Revenues	$34,947	$107,256
Net income (loss)	(23,645)	(46,260)

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

The Company incurred $21 thousand and $0.1 million of costs related to completed acquisitions during the three and nine months ended September 30, 2022, respectively, and zero and $2.4 million during the three and nine months ended September 30, 2021,

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

respectively. Costs related to completed acquisitions in 2022 were primarily attributable to the Techshot business combination, while such costs in 2021 were attributable to the Oakman and DPSS business combinations. These expenses are included in transaction expenses on the condensed consolidated statements of operations and comprehensive income (loss) and are also reflected in the pro forma results for the periods presented in the table above.

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

Contingent Consideration
As of September 30, 2022 and December 31, 2021, contingent consideration consisted of estimated future payments related to the Company’s acquisition of Roccor. As certain inputs are not observable in the market, contingent consideration payments are classified as Level 3 instruments and included in notes payable to seller on the condensed consolidated balance sheets. Significant changes in the significant unobservable inputs used in the Black-Scholes OPM to determine the fair value of contingent consideration would result in a significantly lower or higher fair value measurement. The Company adjusts the previous fair value estimate of contingent consideration at each reporting period based on changes in forecasted financial performance and overall risk as well as the period of time elapsed.

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

As of September 30, 2022, the Company expects to pay the Roccor contingent earnout during the second half of 2022 in accordance with the acquisition agreement.

Committed Equity Facility
During the second quarter of 2022, the Company evaluated the Purchase Agreement with B. Riley and determined that the committed equity facility should be accounted for in accordance with ASC 815. Accordingly, the Company recorded a derivative asset with an initial fair value of $0.8 million based on the 127,751 shares of common stock issued to B. Riley as consideration for its irrevocable commitment to purchase up to $80.0 million in shares of the Company’s common stock. Subsequent changes in the fair value of the derivative asset are dependent upon, among other things, changes in the closing share price of the Company’s common stock, the quantity and purchase price of shares purchased by B. Riley during the reporting period, the unused capacity under the committed equity facility as of the balance sheet date and the cost of raising other forms of capital. The Company adjusts the previous fair value estimate of the committed equity facility at each reporting period based on changes in the weighted average purchase price of shares purchased by B. Riley during the period, the unused capacity available under the committed equity facility, expected stock price volatility and other macroeconomic factors which impact the cost of raising comparable forms of capital. The changes in the fair value of the committed equity facility were a decrease of $0.1 million for the three and nine months ended September 30, 2022, which are included in other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss).

Pursuant to the Purchase Agreement, the purchase price for each share of common stock is equal to 97% of the volume weighted average price (“VWAP”) on the applicable purchase date, which results in a 3% fee on the purchase of the Company’s common stock. During the three months ended September 30, 2022, the VWAP of shares purchased by B. Riley ranged from $2.73 to $4.29 per share.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Based on the September 30, 2022 closing price of $2.38 per share and registered shares available for purchase under the committed equity facility of 8,090,331, the Company had $19.3 million of unused capacity under the committed equity facility as of September 30, 2022. Please refer to Note N for additional information.

Private Warrants
The private warrants were valued using a modified Black-Scholes OPM, which is classified as Level 3 within the fair value hierarchy. The following table presents the fair value per warrant and the valuation assumptions under the Black-Scholes OPM as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Fair value	$0.40	$2.47
Exercise price	$11.50	$11.50
Common stock price	$2.38	$6.75
Expected option term (years)	3.92 years	4.67 years
Expected volatility	66.30%	60.50%
Risk-free rate of return	4.12%	1.21%
Expected annual dividend yield	—%	—%
The changes in the fair value of the private warrant liability were a decrease of $0.9 million and $16.0 million for the three and nine months ended September 30, 2022, respectively, which are included in other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss).

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 were as follows:

		September 30, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Committed equity facility	Other non-current assets	$—	$—	$616	$616
Total assets		$—	$—	$616	$616

Liabilities:
Private warrants	Warrant liabilities	$—	$—	$3,093	$3,093
Contingent consideration	Notes payable to sellers	—	—	1,000	1,000
Total liabilities		$—	$—	$4,093	$4,093

		December 31, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$19,098	$19,098
Contingent consideration	Notes payable to sellers	—	—	1,000	1,000
Total liabilities		$—	$—	$20,098	$20,098

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Changes in the fair value of Level 3 financial assets and liabilities during the nine months ended September 30, 2022 were as follows:

Assets:	Committed Equity Facility	Total Level 3
December 31, 2021	$—	$—
Additions	756	756
Changes in fair value	(140)	(140)
Settlements	—	—
September 30, 2022	$616	$616

Liabilities:	Contingent Consideration	Private Warrants	Total Level 3
December 31, 2021	$1,000	$19,098	$20,098
Additions	—	—	—
Changes in fair value	—	(16,005)	(16,005)
Settlements	—	—	—
September 30, 2022	$1,000	$3,093	$4,093
Note E – Accounts Receivable, net
The accounts receivable, net balance was as follows:

	September 30, 2022	December 31, 2021
Billed receivables	$16,175	$14,820
Unbilled receivables	346	1,442
Total accounts receivable, net	$16,521	$16,262

Accounts receivable are recorded for amounts to which the Company is entitled and has invoiced to the customer. Unbilled receivables consist of unbilled amounts as of September 30, 2022 under T&M contracts where billing and payment is subject solely to the passage of time.

There was no allowance for doubtful accounts as of September 30, 2022 and December 31, 2021.

Note F – Inventory
The inventory balance was as follows:

	September 30, 2022	December 31, 2021
Raw materials	$1,239	$414
Work in process	638	117
Finished goods	152	157
Inventory	$2,029	$688

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note G – Property, Plant & Equipment
Property, plant and equipment were as follows:

	September 30, 2022	December 31, 2021
Computer equipment	$1,383	$1,380
Furniture and fixtures	1,012	783
Laboratory equipment	3,863	16,856
Leasehold improvements	1,997	2,205
Construction in process	1,240	415
Property, plant and equipment, gross	9,495	21,639
Less: accumulated depreciation	(2,798)	(2,255)
Total property, plant and equipment, net	$6,697	$19,384

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

Based on the results of the quantitative impairment test, the Company recognized impairment expense related to property and equipment of $12.9 million during the nine months ended September 30, 2022. Please refer to Note I for additional information related to the drivers of the decline in estimated future cash flows for the Mission Solutions reporting unit. Subsequent to the second quarter of 2022, the Company concluded that there were no indicators of impairment requiring further impairment testing.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note H – Intangible Assets, net
The intangible asset gross carrying amount and accumulated amortization were as follows:

	September 30, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$33,165	$(3,654)	$29,511	19
Technology	27,348	(4,659)	22,689	14
Trademarks	3,498	(1,275)	2,223	7
Internal-use software licenses	2,158	(740)	1,418	3
Indefinite-lived intangible assets:
Cosmos Tradename	300	—	300
IPR&D	66	—	66
Total intangible assets	$66,535	$(10,328)	$56,207

	December 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$48,612	$(3,592)	$45,020	19
Technology	43,339	(5,894)	37,445	14
Trademarks	6,807	(1,572)	5,235	7
Internal-use software licenses	2,292	(385)	1,907	3
Indefinite-lived intangible assets:
Cosmos Tradename	300	—	300
IPR&D	935	—	935
Total intangible assets	$102,285	$(11,443)	$90,842

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

Impairment expense was measured as the amount by which the carrying value of the intangible assets exceeded their fair value as of June 30, 2022. Based on the results of the quantitative impairment test, the Company recognized impairment expense related to customer relationships, technology, trademarks, internal-use software licenses and IPR&D of $28.2 million during the nine months ended September 30, 2022. Please refer to Note I for additional information related to the drivers of the decline in estimated future cash flows for the Mission Solutions reporting unit. Subsequent to the second quarter of 2022, the Company concluded that there were no indicators of impairment requiring further impairment testing.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the future amortization expense on intangible assets as of September 30, 2022:

Year	Total
Remainder of 2022	$1,402
2023	5,607
2024	5,295
2025	4,721
2026	4,450
Thereafter	34,366
Total future amortization expense on intangible assets	$55,841

Note I – Goodwill
The changes in the carrying amount of goodwill were as follows:

September 30, 2022
Balance of goodwill as of December 31, 2021	$96,314
Change arising from impact of foreign currency	(296)
Impairment expense	(39,308)
Balance of goodwill as of September 30, 2022	$56,710

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

Based on the interim impairment test, the Company determined that the estimated fair value of the Mission Solutions reporting unit was lower than its carrying value as of June 30, 2022. Accordingly, the Company recorded a non-cash, pre-tax and post-tax impairment charge of $39.3 million, which reduced the reporting unit’s goodwill balance to $10.7 million during the second quarter of 2022. The impairment of goodwill on the Mission Solutions reporting unit was primarily attributable to a significant decline in discounted future cash flows, primarily attributable to a decrease in forecasted revenues as well as increased production costs and subcontractor delays that have extended the timeline for fulfillment of existing performance obligations and deferred pipeline realization. Subsequent to the second quarter of 2022, the Company concluded that there were no indicators of impairment requiring further impairment testing.

As of September 30, 2022, the Company’s gross goodwill balance and accumulated impairment was $96.0 million and $39.3 million, respectively. In comparison, the Company’s goodwill balance was $96.3 million with no accumulated impairment as of December 31, 2021.

Impairment activities during the second quarter of 2022 did not have any impact on the Company’s compliance with the Adams Street Credit Agreement or other contract related covenants.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note J – Debt
The table below presents details of the Company’s debt as of the following periods including the effective interest rate as of September 30, 2022:

	Effective interest rate	September 30, 2022	December 31, 2021
Adams Street Term Loan	9.50%	$30,547	$30,690
Adams Street Revolving Credit Facility	11.38	15,044	—
Adams Street Delayed Draw Term Loan	9.49	14,781	14,850
Adams Street Incremental Term Loan	9.53	31,613	31,760
D&O Financing Loans	1.92	2,696	1,904
Total debt		94,681	79,204
Less: unamortized discounts and issuance costs		1,693	1,653
Total debt, net		92,988	77,551
Less: Short-term debt, including current portion of long-term debt		3,476	2,684
Total long-term debt, net		$89,512	$74,867
Adams Street Capital Credit Agreement
On October 28, 2020, the Company entered into a credit agreement with Adams Street Capital (the “Adams Street Credit Agreement”). The Adams Street Credit Agreement originally included a $31.0 million term loan commitment, $5.0 million revolving credit facility commitment, and $15.0 million delayed draw term loan, all of which mature on October 28, 2026. On January 15, 2021, the Company drew $15.0 million on the delayed draw term loan to finance the Oakman acquisition. On February 17, 2021, the Adams Street Capital Credit Agreement was amended to increase the principal amount of the Adams Street Term Loan by an additional $32.0 million, which was incurred to finance the DPSS acquisition. The Company had $15.0 million outstanding under the revolving credit facility as of September 30, 2022, whereas there were no borrowings outstanding as of December 31, 2021.

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

In connection with the entry into the Third Amendment, AEI and certain of its affiliates (the “AEI Guarantors”), provided a limited guarantee for the payment of outstanding revolving loans in excess of $10.0 million, with a $15.0 million cap in the aggregate. In the event that the AEI Guarantors are required to make payments to the lenders under the Adams Street Capital Credit Agreement pursuant to the terms of the limited guarantee, each AEI Guarantor would be subrogated to the rights of the lenders. In connection with the limited guarantee, the Lead Borrower agreed to pay to the AEI Guarantors, a fee equal to 2% of any amount actually paid by such guarantors under the limited guarantee. The fee is waivable by the AEI Guarantors at their discretion.

On August 8, 2022, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to the Adams Street Capital Credit Agreement. The Fourth Amendment, among other things, suspends the requirement to comply with the consolidated total net leverage ratio, commencing with the quarter ended June 30, 2022 through June 30, 2023, and resuming with the first test period ending September 30, 2023. The Company is required to maintain a minimum liquidity covenant of $5.0 million measured on the last day of each fiscal month commencing with the month ending September 30, 2022 through September 30, 2023. In addition, the Fourth

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Amendment increased the per annum interest rate with respect to the initial term loans, delayed draw term loans, incremental term loans and revolving loans by 2.00%, which interest shall accrue and be paid in kind, until the Company is in compliance with the consolidated total net leverage ratio. Accrued interest to be paid in kind is added to the outstanding principal balance for the respective debt instruments. During the three and nine months ended September 30, 2022, total accrued interest to be paid in kind on the Adams Street Credit Agreement was $0.3 million.

In connection with the execution of the Fourth Amendment, the AEI Guarantors provided a limited guarantee for the payment of outstanding term loans of up to $7.5 million. In the event that the AEI Guarantors are required to make payments to the lenders under the Adams Street Capital Credit Agreement the terms pursuant to the limited guarantee follow the same terms and conditions as those of the guarantee to the Third Amendment described above.

On October 28, 2022, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Adams Street Capital Credit Agreement, which among other things, further suspended certain covenant compliance requirements through September 30, 2023 with such compliance resuming with the fiscal quarter ending December 30, 2023. Pursuant to the Fifth Amendment, the limited guarantees by the AEI Guarantors are no longer effective. Please refer to Note T for additional information.

The Adams Street Capital Credit Agreement, as amended, contains certain customary representations and warranties, affirmative and other covenants and events of default, including among other things, payment defaults, breach of representations and warranties, and covenant defaults.

As of September 30, 2022 and December 31, 2021, the Company was in compliance with its covenant requirements, as amended by the Fourth Amendment.

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

D&O Financing Loan
On September 3, 2021, the Company entered into a $3.0 million loan (the “2021 D&O Financing Loan”) with BankDirect Capital Finance to finance the Company’s directors and officers insurance premium. The 2021 D&O Financing Loan has an interest rate of 1.74% per annum and a maturity date of May 3, 2022. In May 2022, the Company repaid the full outstanding principal and interest on the 2021 D&O Financing Loan.

On September 3, 2022, the Company entered into a $2.7 million loan with ACFO Credit Corporation (the “2022 D&O Financing Loan”) to finance the Company’s directors and officers insurance premium. The 2022 D&O Financing Loan has an interest rate of 4.59% per annum and a maturity date of June 3, 2023.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The maturities of the Company’s long-term debt outstanding as of September 30, 2022 are as follows:

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Adams Street Term Loan	$78	$310	$310	$310	$29,539	$—	$30,547
Adams Street Delayed Draw Term Loan	38	150	150	150	14,293	—	14,781
Adams Street Incremental Term Loan	80	320	320	320	30,573	—	31,613
Adams Street Revolving Credit Facility	—	—	—	—	15,044	—	15,044
2022 D&O Financing Loan	899	1,797	—	—	—	—	2,696
Total long-term debt maturities	$1,095	$2,577	$780	$780	$89,449	$—	$94,681

The table below presents the interest expense on debt, including the amortization of discounts and issuance costs for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest expense on debt	$2,402	$1,740	$5,523	$4,933
Liquidity Risks and Uncertainties
The Company’s primary sources of liquidity are cash flows provided by operations, access to existing credit facilities and proceeds from the B. Riley Purchase Agreement (discussed in Note N). Liquidity risk refers to the risk that the Company will be unable to finance its operations due to a loss of access to existing sources of liquidity and the Company’s ability to meet its financial obligations as they become due.

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

As of September 30, 2022, total available liquidity was $17.0 million, comprised of $7.0 million in cash and cash equivalents and $10.0 million in available borrowings from our existing credit facilities. The Company believes that existing sources of liquidity will be sufficient to meet its working capital needs and comply with its debt covenants for at least the next twelve months from the date on which the condensed consolidated financial statements were issued. As part of the Company’s debt management strategy, management continuously evaluates opportunities to further strengthen the Company’s financial position including the issuance of additional equity or debt securities, refinance or otherwise restructure the existing credit facilities, or enter into new financing arrangements. In addition, the Company is executing on certain cost reduction actions including, among others, integration-related workforce rationalizations, real estate synergies, business unit optimization initiatives, and cost savings associated with certain Corporate level employment costs. There can be no assurances that any of these actions will be sufficient to allow the Company to service its debt obligations, meet its debt covenants, or that such actions will not result in an adverse impact on our business.

The Company’s total available liquidity was materially improved by events occurring subsequent to September 30, 2022. Please refer to Note T for additional information.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease costs	$874	$867	$2,350	$2,452
Variable lease costs	—	—	—	—
Short-term lease costs	55	—	227	—
Total lease costs	$929	$867	$2,577	$2,452
Total lease costs are included in selling, general and administrative expenses and cost of sales on the condensed consolidated statements of operations and comprehensive income (loss).

Supplemental Balance Sheet Information
The following table presents supplemental balance sheet information related to the Company’s operating leases:

	September 30, 2022	December 31, 2021
Right-of-use assets	$14,783	$—

Short-term lease liabilities	$3,484	$—
Long-term lease liabilities	11,379	—
Total lease liabilities	$14,863	$—

Other Supplemental Information
The following table presents other supplemental information related to the Company’s operating leases:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Cash paid for operating lease liabilities	$825	$2,112
Right-of-use assets obtained in exchange for new lease liabilities	3,739	7,368

Weighted average remaining lease term (in years)	2.9	2.9
Weighted average discount rate	5.2%	5.2%

Future Lease Obligations
As of December 31, 2021, the remaining lease obligation for operating leases under ASC 840 was $26.3 million. As of September 30, 2022, the future annual minimum lease payments for operating lease liabilities under ASC 842 are as follows:

Year	Total
Remainder of 2022	$818
2023	3,713
2024	3,516
2025	2,958
2026	2,339
Thereafter	4,551
Total lease payments	$17,895
Less: imputed interest	3,032
Present value of operating lease liabilities	$14,863

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

As of September 30, 2022, the Company had one facility lease that had not yet commenced but created significant future lease obligations in the amount of $1.5 million. The contract was determined to be an operating lease, whereby the Company is not required to make rent payments prior to the lease commencement date while construction is completed on the underlying asset. Due to the nature of the work and the amount of the Company’s contribution to construction period costs, the Company was determined not to be the accounting owner of the asset under construction as the landlord had substantially all of the construction period risks.

Note L – Income Taxes
A reconciliation of the U.S. federal statutory income tax expense to actual income tax expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Effective tax rate	17.0%	18.7%	6.2%	14.3%
The effective tax rate for the nine months ended September 30, 2022 differs from the U.S. federal income tax rate of 21.0% primarily due to nondeductible compensation costs on the Class P Unit Incentive plan, the valuation of warrants, nondeductible impairment, and a valuation allowance on the realization of the deferred tax assets. The effective tax rate for the nine months ended September 30, 2021 differs from the U.S. federal income tax rate of 21.0% primarily due to nondeductible compensation costs on the Class P Unit Incentive plan, contingent earnout payments from the MIS acquisition, and state income tax expense.

The Company assesses the deferred tax assets for recoverability on a quarterly basis. In assessing the realizability of deferred income tax assets, the Company considers whether it is more-likely-than-not that some or all of the deferred income tax assets will not be realized. The ultimate realization of the deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (“NOL”) carryforwards are available. For the nine months ended September 30, 2022, the Company concluded that a portion of its deferred tax assets would more-likely-than-not be realized, whereas the Company concluded that substantially all of the deferred tax assets are more-likely-than-not realizable for the nine months ended September 30, 2021. The change from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 was driven by the additional amount of deferred tax assets expected to be generated on taxable losses in 2022, which resulted in an increase to the valuation allowance of $3.6 million recognized through income tax expense (benefit) on the condensed consolidated statements of operations and comprehensive income (loss).

The effective tax rate was 6.2% compared to 14.3% for the nine months ended September 30, 2022 and September 30, 2021, respectively. The difference in effective tax rate between periods was primarily related to the nondeductible impairment and valuation of warrants during the nine months ended September 30, 2022.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

On December 17, 2021, the Company, our CEO, Peter Cannito, and our former CFO, William Read, were named as defendants in a putative class action complaint filed in the United States District Court for the Middle District of Florida. That litigation is captioned Lemen v. Redwire Corp. et al., Case No. 3:21-cv-01254-TJC-PDB (M.D. Fla.). On March 7, 2022, the Court appointed a lead plaintiff. On June 17, 2022, the lead plaintiff filed an amended complaint. In the amended complaint, the lead plaintiff alleges that the Company and certain of its directors and officers made misleading statements and/or failed to disclose material facts about the Company’s business, operations, and prospects, allegedly in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Securities Exchange Act of 1934. As relief, the plaintiffs are seeking, among other things, compensatory damages. The defendants believe the allegations are without merit and intend to defend the suit vigorously. On August 16, 2022, the defendants moved to dismiss the complaint in its entirety, and briefing on that motion is ongoing. Given the early stage of the proceedings, a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

On May 25, 2022, a plaintiff commenced derivative litigation in the United States District Court for the District of Delaware on behalf of the Company against Peter Cannito, Les Daniels, Reggie Brothers, Joanne Isham, Kirk Konert, Jonathan Baliff, and John S. Bolton. That litigation is captioned Yingling v. Cannito, et al., Case No. 1:22-cv-00684-MN (D. Del.). The complaint’s allegations are similar to those of the class action lawsuit filed in December 2021, namely, that statements about Redwire’s business and operations were misleading due to alleged material weaknesses in the Company’s financial reporting internal controls. The plaintiff alleges the defendants violated Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Securities Exchange Act of 1934, breached their fiduciary duty by allowing misleading disclosures to be made, and caused the Company to overpay compensation and bonuses tied to the Company’s financial performance. As relief, the plaintiffs are seeking, among other things, compensatory and punitive damages. This litigation has been stayed pending the outcome of the motion to dismiss in the Lemen class action. The defendants believe the allegations are without merit and intend to defend the lawsuit vigorously. However, given the early stage of the proceedings, a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
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

The Company incurred costs associated with the committed equity facility, of which $0.8 million represented consideration to B. Riley for its irrevocable commitment to purchase shares under the Purchase Agreement and was recorded as a derivative asset. Refer to Note D for information on the fair value of the derivative asset. Third-party costs of $0.7 million were included in other (income) expense,

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

net in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2022.

During the three and nine months ended September 30, 2022, the Company sold a total of 598,854 and 909,669 shares of the Company’s common stock, respectively, for proceeds of $1.7 million and $3.0 million, respectively, pursuant to the Purchase Agreement. Based on the September 30, 2022 closing price of $2.38 per share and registered shares available for purchase under the committed equity facility of 8,090,331, the Company had $19.3 million of unused capacity under the committed equity facility as of September 30, 2022.

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

As of September 30, 2022, there were 8,188,811 public warrants issued and outstanding.

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

As of September 30, 2022, there were 7,732,168 private warrants issued and outstanding.

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

On September 2, 2021, the Company’s board of directors adopted the Redwire Corporation 2021 Omnibus Incentive Plan (the “Plan”) which authorizes the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, and other cash or share-based awards to employees, officers, non-employee directors and consultants of the Company. The Company initially reserved an aggregate of 7,936,136 shares (subject to annual increases on January 1 of each year beginning in 2022 and ending with a final increase on January 1, 2031) of the Company’s common stock for grants under the Plan. Shares of the Company’s stock reserved for grants under the Plan were 9,189,953 and 7,936,136 as of September 30, 2022 and December 31, 2021,

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

respectively. Incentive stock options may only be granted to employees and officers employed by the Company. The Plan appoints the board of directors, the compensation committee or such other committee consisting of two or more individuals (the “Committee”) appointed by the board to administer the Plan. Awards under the Plan will contain such terms and conditions not inconsistent with the Plan as the Committee in its discretion approves. The Committee has discretion to administer the Plan in the manner which it determines, from time to time, is in the best interest of the Company.

On September 2, 2021, the Company’s board of directors adopted the Redwire Corporation 2021 Employee Stock Purchase Plan (the “ESPP”) which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. The Company initially reserved an aggregate of 755,822 shares (subject to annual increases on January 1 of each year beginning in 2022 for a period of up to ten years) of the Company’s common stock for grants under the ESPP. Shares of the Company’s stock reserved for grants under the ESPP were 1,382,731 and 755,822 as of September 30, 2022 and December 31, 2021, respectively. The ESPP appoints the Compensation Committee (the “Committee”) to administer the ESPP. Awards under the ESPP will contain such terms and conditions not inconsistent with the ESPP as the Committee in its discretion approves. The Committee has discretion to administer the ESPP in the manner which it determines, from time to time, is in the best interest of the Company. As of September 30, 2022, no shares had been issued under the ESPP.

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

As a result of the Merger, Tranches I and III Incentive Units vested on September 2, 2021 (“vesting date”) and the performance vesting condition was met for the Tranche II Incentive Units. The fair value determined at the date of the amendment of the Class P Unit Incentive Plan was immediately recognized as compensation expense on the vesting date for Tranches I and III. Compensation expense for the Tranche II Incentive Units was recognized over the derived service period of twelve months from the modification date, which resulted in approximately seventy-five percent of the compensation expense for Tranche II being recognized as of December 31, 2021 and $2.4 million of compensation expense being recognized during the nine months ended September 30, 2022. As of September 30, 2022, there was no unrecognized compensation costs related to Tranche II Incentive Units.

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
In connection with the Separation and Release Agreement, the terms of stock options previously issued to the Company’s former CFO were modified to remove the service requirement for vesting. Accordingly, the unvested portion continues to vest for a period of 12 months following the Effective Date. The exercise period of vested stock options was also modified to be 24 months following the Effective Date. Due to these modifications, a portion of the original options were forfeited and the Company determined the fair value of the remaining options as of the Effective Date using the assumptions above. As a result, the Company recognized a net reduction of $0.1 million in equity-based compensation expense during the nine months ended September 30, 2022.
On July 1, 2022, the Company’s board of directors approved the grant of up to 959,618 stock options to certain officers, managers and other eligible employees pursuant to the Plan. The contractual terms and vesting conditions for these awards are consistent with previous grants described above.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The fair value of options granted under the Plan was estimated on the grant date under the Black-Scholes OPM using the following assumptions:

	2022 Grants	2021 Grants	Modified Awards
Expected option term (years)	6	6	1.5
Expected volatility	59.50%	32.80%	45.90%
Risk-free rate of return	2.90%	0.93%-1.15%	2.41%
Expected annual dividend yield	—%	—%	—%
A summary of stock options activity under the Plan as of September 30, 2022 and changes during the nine months ended September 30, 2022 is presented as follows:

	Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	1,546,400	$3.32	$10.00
Granted	959,618	1.80	3.13
Exercised	—	—	—
Forfeited	(105,300)	3.32	10.03
Outstanding at September 30, 2022	2,400,718	$2.71	$7.25	9.25

As of September 30, 2022, there were 2,400,718 stock options outstanding and $4.5 million of unrecognized compensation cost related to unvested stock options granted under the Plan. There were 499,135 stock options that vested and became exercisable during the three and nine months ended September 30, 2022.

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

On May 18, 2022, the Company granted 124,401 restricted stock units of the Company’s common stock to certain members of the Company’s senior management in lieu of cash to settle the 2021 annual bonus. The restricted stock units immediately vested and the weighted average grant date fair value of these awards was 4.12 per share. Because the service inception date preceded the grant date, the Company recognized additional bonus expense of $15 thousand measured as the excess of the grant date fair value over amounts previously accrued as of December 31, 2021. These costs were included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2022.

On May 26, 2022, the Company granted 164,475 restricted stock units of the Company’s common stock to non-employee directors. The restricted stock units vest over one year. The weighted average grant date fair value of these awards was $4.02 per share.

Also in connection with the Separation and Release Agreement, the terms of restricted stock units previously granted to the Company’s former CFO were modified to remove the service requirement for vesting. Accordingly, the unvested portion continues to vest for a period of 12 months following the Effective Date. Due to these modifications, a portion of the original restricted stock units were forfeited and the Company determined the fair value of the remaining options as of the Effective Date to be $4.31 per share. As a result, the Company recognized a net reduction of $0.1 million in equity-based compensation expense during the nine months ended September 30, 2022.

On July 1, 2022, the Company granted 1,366,034 restricted stock units to certain officers, managers and other eligible employees. The restricted stock units follow the same contractual terms and vesting conditions as the options described above. The weighted average grant date fair value of these awards was $3.13 per share.

On July 1, 2022, the Company granted 39,936 restricted stock units to the recently appointed non-employee director pursuant to the Non-Employee Director Compensation Policy. The weighted average grant date fair value was $3.13 per share. The restricted stock units vest over one year.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

A summary of the status of the Company’s restricted stock units as of September 30, 2022, and changes during the nine months ended September 30, 2022, is presented as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested at December 31, 2021	1,717,950	$11.66	1.8	$11,596
Granted	1,694,846	3.29
Vested	(124,401)	4.12
Forfeited	(224,400)	10.88
Unvested at September 30, 2022	3,063,995	$7.34	1.3	$7,292

As of September 30, 2022, there was approximately $15.7 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.2 years. There were no restricted stock units that vested during the three months ended September 30, 2022 and a total of 124,401 restricted stock units that vested during the nine months ended September 30, 2022.

The table below presents the equity-based compensation expense recorded during the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cost of Sales
Incentive Units	$—	$1,454	$181	$1,454
Stock Options	17	—	42	—
Restricted Stock Units	594	—	1,760	—
Total cost of sales	$611	$1,454	$1,983	$1,454

Selling, general and administrative expenses
Incentive Units	—	21,089	2,171	21,089
Stock Options	511	167	1,199	167
Restricted Stock Units	1,396	209	3,319	209
Total selling, general and administrative expenses	$1,907	$21,465	$6,689	$21,465

Total equity-based compensation expense	$2,518	$22,919	$8,672	$22,919

Note Q – Net Income (Loss) per Share
The numerators and denominators of the basic and diluted net income (loss) per share were computed for the periods presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:
Net income (loss)	$(10,423)	$(24,252)	$(104,744)	$(47,827)
Denominator:
Weighted average shares outstanding – basic and diluted	63,460,527	44,036,040	63,050,769	39,503,720
Basic and diluted net income (loss) per share	$(0.16)	$(0.55)	$(1.66)	$(1.21)
Because the Company had a net loss for all periods presented, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented. For the three and

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

nine months ended September 30, 2022, potentially diluted shares consisted of warrants, stock options, and restricted stock units that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period. See Note O and Note P for further information of the Company’s warrants and equity-based compensation awards, respectively.

Note R – Revenue
The table below presents revenues by customer grouping for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Civil space	$13,391	$18,166	$46,405	$49,032
National security	12,032	6,896	29,242	22,649
Commercial and other	11,826	7,618	31,197	24,845
Total revenues	$37,249	$32,680	$106,844	$96,526

Contract Balances
The table below presents the contract assets and contract liabilities included on the condensed consolidated balance sheets for the following periods:

	September 30, 2022	December 31, 2021
Contract assets	$16,319	$11,748

Contract liabilities	$17,373	$15,734

The increase in contract assets was primarily driven by growth in revenue recognized and timing of billable milestones occurring during the nine months ended September 30, 2022.

The change in contract liabilities was related to timing of billable milestones occurring during the nine months ended September 30, 2022. Revenue recognized in the nine months ended September 30, 2022 that was included in the contract liability balance as of December 31, 2021 was $12.8 million. Revenue recognized in the nine months ended September 30, 2021 that was included in the contract liability balance as of December 31, 2020 was $15.0 million.

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

The following table summarizes the favorable (unfavorable) impact of the net EAC adjustments for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net EAC adjustments, before income taxes	$(1,159)	$(278)	$(4,377)	$(1,418)
Net EAC adjustments, net of income taxes	(962)	(226)	(4,106)	(1,215)
Net EAC adjustments, net of income taxes, per diluted share	(0.02)	(0.01)	(0.07)	(0.03)

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Remaining Performance Obligations
As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $125.7 million. The Company expects to recognize approximately 86% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Geographic Information and Significant Customers
The table below presents revenues based on the geographic location of the Company’s customers for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
U.S.	$36,190	$31,367	$102,813	$93,205
Luxembourg	911	1,156	3,315	3,071
South Korea	11	68	271	144
Germany	51	38	279	55
Poland	—	51	—	51
Other	86	—	166	—
Total revenues	$37,249	$32,680	$106,844	$96,526
The majority of the Company’s revenues are derived from government contracts. Customers comprising 10% or more of revenues were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
NASA	$4,796	$10,589	$19,203	$29,604
Boeing Co.	4,338	4,446	15,979	13,484
Moog Inc.(1)	4,105	—	—	—
Total	$13,239	$15,035	$35,182	$43,088
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

Note S – Related Parties
The table below presents details of the Company’s related party transactions with AEI included on the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Management fees paid to AEI	$—	$153	$—	$477
Transaction fees paid to AEI	—	119	—	1,019
Total fees paid to AEI	$—	$272	$—	$1,496

All related party fees associated with AEI were incurred prior to the close of the Merger. Additionally, the Company made a $4.9 million payment to AEI in October 2020, which was repaid in February 2021.

As of September 30, 2022, Peter Cannito, the Company’s Chairman and Chief Executive Officer, and Kirk Konert, a member of the Company’s board of directors, also served on the board of directors for a current customer of the Company. During the three and nine months ended September 30, 2022, the Company recognized $0.7 million and $0.9 million of related revenues, respectively and during the three and nine months ended September 30, 2021 the Company recognized $2.2 million and $4.7 million, respectively. The Company had $0.2 million and $1.3 million related outstanding receivables as of September 30, 2022 and December 31, 2021, respectively.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

In the normal course of business, the Company participates in related party transactions with certain vendors and customers where AEI maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. For the three and nine months ended September 30, 2022 and September 30, 2021, transactions with other companies in AEI’s investment portfolio, not separately disclosed, did not have a material impact on the Company’s condensed consolidated financial statements.

Please refer to Note J, for related party transactions associated with the Company’s debt obligations.

Note T – Subsequent Events

Convertible Preferred Stock Offering
On October 28, 2022, the Company filed a Certificate of Designation describing the terms and conditions of the newly issued Convertible Preferred Stock, with 88,000 total shares constituting the series. On the same date, the Company entered into the AEI Investment Agreement and the Bain Capital Investment Agreement. Pursuant to (i) the AEI Investment Agreement, the Company sold an aggregate of 40,000 shares (the “AEI Purchased Shares”) of the Convertible Preferred Stock to AEI, for an aggregate purchase price of $40.0 million and (ii) the Bain Capital Investment Agreement, the Company sold 40,000 shares of the Convertible Preferred Stock (the “Bain Capital Purchased Shares,” and together with the AEI Purchased Shares, the “Purchased Shares”) to Bain Capital for a purchase price of $40.0 million. The closing of the purchase and sale to AEI occurred simultaneously with the signing of the AEI Investment Agreement on October 28, 2022. The purchase and sale to Bain Capital occurred on November 3, 2022 (the “Bain Capital Closing”).

The Company used a portion of the proceeds from the sale of the Purchased Shares to finance the acquisition of Space NV. In addition, the Company intends to use the remaining proceeds for certain corporate purposes, which may include (i) investing in current capabilities which the Company believes will assist in meeting customer demand and in expanding current Company offerings; (ii) expanding and diversifying the Company’s global infrastructure offerings; and (iii) increasing the total available liquidity of the Company.

On November 3, 2022, simultaneously with the Bain Capital Closing, AEI transferred 10,000 of the AEI Purchased Shares to Bain Capital, which Bain Capital purchased from AEI for $10.0 million. After the transfer, Bain Capital and AEI hold, in the aggregate, 80,000 shares of the Convertible Preferred Stock, with Bain Capital and AEI holding 50,000 and 30,000 shares of Convertible Preferred Stock, respectively.

In addition, on November 7 and 8, 2022, we entered into additional investment agreements (the “Additional Investment Agreements”) with various investors (collectively, the “Additional Investors,” and together with AEI and Bain Capital, the “Investors”) pursuant to which the Company issued and sold a total of 1,250 shares of the Convertible Preferred Stock to the Additional Investors for an aggregate purchase price of $1.25 million.

The Investment Agreements and the Additional Investment Agreements contain customary representations, warranties and covenants of the Company and Investors.

Bain Capital Director and Nominees
Within 30 days following the Bain Capital Closing, for so long as Bain Capital has record and beneficial ownership of at least 50% of the Purchased Shares issued to it at the time of the Bain Capital Closing, Bain Capital will have the right to designate one member to the Board of Directors of the Company.

Convertible Preferred Stock Features
No holder of Convertible Preferred Stock may transfer any of their shares to any unaffiliated person for twelve (12) months following the closing date of the applicable investment agreement, except for certain exceptions, including that Bain Capital and AEI may transfer shares to each other. Bain Capital and AEI have been provided customary preemptive rights with respect to the Convertible Preferred Stock and, after the seventh anniversary of their respective closing dates, for so long as each holder has record and beneficial ownership of at least 50% of the Purchased Shares initially issued to them, may cause the Company to retain an investment banker to identify and conduct a potential sale of the Company.

The holders of Convertible Preferred Stock are entitled to vote with the holders of Common Stock, on an as-converted basis. The holders of Convertible Preferred Stock have the right, at their option and at any time, to convert their shares into shares of the Common Stock. Each share of Convertible Preferred Stock will mandatorily convert upon achieving thresholds related to the

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Company’s market capitalization and profitability metrics and the Company is required to make an offer to repurchase the outstanding Convertible Preferred Stock upon a fundamental change. The Convertible Preferred Stock ranks senior to the Company’s common stock. Dividends on the Convertible Preferred Stock can be paid in either cash or in kind in the form of additional shares of Convertible Preferred Stock (such payment in kind, “PIK”), at the option of the Company, subject to certain exceptions. If paid in cash, such dividends will be paid at a rate of 13% per annum, subject to certain adjustments and exceptions or, if the Company issues PIK dividends, at a rate of 15% per annum, subject to certain adjustments and exceptions. Each holder of Convertible Preferred Stock has been given certain registration rights pursuant to the Registration Rights Agreement, dated October 28, 2022.

Fifth Amendment to Credit Agreement
On October 28, 2022, the Company entered into the Fifth Amendment to the Adams Street Capital Credit Agreement. The Fifth Amendment (i) permitted the investments by the Company in connection with the Space NV acquisition, (ii) removed references to the limited guarantee provided by the AEI Guarantors to the Company for the payment of outstanding term loans, as the AEI Guarantors are no longer providing such limited guarantee; and (iii) other amendments related thereto.

Under the terms of the Fifth Amendment, the requirement to comply with the consolidated total net leverage ratio was further suspended through September 30, 2023, and such compliance resumes with the fiscal quarter ending December 31, 2023. The Fifth Amendment amended the financial covenant to require the Company to maintain a maximum total net leverage ratio of 7.50 to 1.00 from the fiscal quarter ended December 31, 2023 through the fiscal quarter ending September 30, 2024 and 6.50 to 1.00 from the fiscal quarter ending December 31, 2024 and thereafter. This amendment to the financial covenant was conditioned upon occurrence of the Company receiving gross cash proceeds in exchange for the issuance and sale of the 2022 Equity-Linked Instrument (as defined in the Credit Agreement, as amended by the Fifth Amendment) in an aggregate amount of at least $80.0 million and if contributed to the Company. If such condition had not occurred, the Company would have been required to maintain a maximum total net leverage ratio of 6.50 to 1.00 commencing with the fiscal quarter ending September 30, 2023 and each fiscal quarter thereafter.

Acquisition Activity
On October 31, 2022, the Company acquired 100% of the equity interests in Space NV for €32.0 million in cash, subject to certain post-closing adjustments related to acquired cash, assumed debt and working capital adjustments. Space NV is a Belgium-based commercial space business providing design and integration of critical space infrastructure and other instruments for end-to-end space missions, including advanced payloads, small satellite technology, berthing and docking equipment and space instruments. Space NV has over 35 years of mission heritage in orbit, delivering observation, platforms, science, navigation and secure communications critical infrastructure to civil and commercial space customers. Space NV’s business is expected to provide the Company with enhanced scale and innovation capabilities across numerous high-growth space areas and provides an expanded total addressable market and increased exposure to European customers, including the European Space Agency and the Belgian Science Policy Office. The acquisition will be accounted for as a business combination under ASC 805. As of the date of these condensed consolidated financial statements, the determination of the fair values of the acquired assets and assumed liabilities is incomplete due to the recent date of the acquisition.

As a result of the subsequent events described herein, as of the date of this filing, the Company anticipates final net proceeds of approximately $37.0 million to $40.0 million, net of transaction expenses, including acquisition-related costs and post-closing adjustments related to acquired cash, assumed debt and working capital adjustments.

The Company has evaluated subsequent events after the consolidated balance sheet as of September 30, 2022 through the condensed consolidated financial statements issuance date and there were no additional subsequent events that required disclosure.

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
Recent Developments
During the nine months ended September 30, 2022, the Company continued to serve as a critical mission partner to commercial, civil, and national security customers with operational wins in areas such as power systems and structures, LEO commercialization and human space flight, as well as navigation, avionics and engineering solutions. Revenues, bookings and deliveries have gained momentum due to a virtuous cycle of quality performance leading to growing contracts in high-growth product lines. In addition, the Company’s go-to-market strategy has expanded work share with new and existing customers. These developments represent the Company’s continued enablement of the missions of today and demonstrate our dedication to accelerating humanity’s expansion into space by delivering reliable, economical, and sustainable infrastructure for future generations. Our products and technologies are enabling multiple constellations and multi-shipset, multi-year programs for commercial partners and government agencies, such as the Space Development Agency (“SDA”), the U.S. Space Force, National Aeronautics and Space Administration (“NASA”), and commercial customers.
Of particular note among our year-to-date accomplishments: in the first quarter of 2022, the Company successfully delivered multiple L-Band Link-16 Helical Antenna systems for the first generation of the SDA’s National Defense Space Architecture constellation’s Transport Layer. In the second quarter of 2022, Redwire engaged with an undisclosed customer to begin design and delivery of 42 high gain antennas. During the third quarter of 2022, the Company continued to deliver on expansion orders for this product offering to our National Security customers.
The Company continues to provide solar array solutions for a variety of customers, including early delivery relative to its baseline schedule of the fourth Roll-Out Solar Array (“ROSA”) solar array for augmentation of the International Space Station’s (“ISS”) power generation capabilities. Following up on the successful installation of wings 1 and 2 in 2021, wings 3 and 4 are currently scheduled for launch to the ISS this year, with wings 5 and 6 launching thereafter. During the second quarter of 2022, the Company also delivered an additional shipset of ROSA arrays to multiple commercial customers and expanded our ROSA product line backlog. ROSA is an innovative solar array technology proprietary to Redwire and is operating on a variety of missions such as NASA’s Double Asteroid Redirection Test (“DART”). In September, NASA’s DART spacecraft, powered by two ROSA wings and guided by digital sun sensors produced by the Company, crashed into the asteroid moonlet Dimorphos and successfully completed the world’s first full-scale planetary defense test mission. The Company’s solar array product lines have a robust and growing backlog, including the Power and Propulsion Element of the Lunar Gateway and a variety of small low Earth orbit (“LEO”) satellites. To support anticipated growth of the ROSA, rigid panel solar arrays, and deployable structures product line, the Company opened a new facility in Goleta, CA in the third quarter of 2022.
During the nine months ended September 30, 2022, the Company continued to make progress on OSAM-2, a first-of-its-kind satellite which will manufacture and assembly portions of itself in space. Validating the importance and potential of this technology, The White House and the National Space Council released a national in-space servicing, assembly and manufacturing (“ISAM”) strategy calling for investment and adoption of in-space manufacturing and assembly for satellite missions. The Company is a leader in this technology area which can enable more capability at a lower cost, larger apertures for spacecraft, and the ability to sustain and protect assets in orbit.
During the nine months ended September 30, 2022, the Company introduced new product configurations and entered into new strategic relationships to expand its total addressable market and support future growth opportunities for the star trackers, sun sensors, and camera systems product lines. In addition, the Company’s digital engineering teams continued to deliver modeling and simulation demonstrations for multiple customers. Cost increases and additional research and development investment in this area impacted the Company’s performance for the nine months ended September 30, 2022. the Company expects to continue to invest in technologies and infrastructure to increase production capacity and operating leverage through the remainder of 2022.

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

Impact of Macroeconomic Environment and COVID-19
We continue to evaluate the ongoing impact of the macroeconomic environment and COVID-19 pandemic. Adverse macroeconomic conditions including, among others, heightened inflation, rising interest rates, volatility in capital markets, supply chain disruptions, labor shortages, regulatory challenges, and the ongoing impact of COVID-19 pandemic have affected the Company’s cost of capital, financial condition and results of operations. Decreases in the availability, cost and delivery of supplies have caused shortages and delays for the procurement of raw materials, components and other supplies required to fulfill the Company’s performance obligations.

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

During 2022, inflation and supply chain pressures have resulted in unfavorable cost estimates at completion (“EAC”) adjustments related to increased production costs, which has impacted our revenues, primarily in the Mission Solutions reporting unit, increased research and development costs, and increased cost of capital. To date, these factors have had a material adverse effect on our results of operations including the impairment expense recorded in the second quarter of 2022. Please refer to Note G, Note H, and Note I of the accompanying notes to the condensed consolidated financial statements for additional information.

We will continue to monitor and assess the actual and potential impacts of these matters on employees, customers, suppliers, all of which, to some extent, have and will continue to impact revenues, estimated costs to complete projects, earnings and cash flow.

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

Convertible Preferred Stock Offering
On October 28, 2022, the Company filed a Certificate of Designation describing the terms and conditions of newly issued Series A convertible preferred stock of the Company, par value $0.0001 (the “Convertible Preferred Stock”), with 88,000 total shares constituting the series. On the same date, the Company entered into (i) an investment agreement (the “AEI Investment Agreement”) with AE Industrial Partners Fund II, LP (“AEI Fund II”) and AE Industrial Partners Structured Solutions I, LP (“AEI Structured Solutions”, and together with AEI Fund II, (“AEI”), and (ii) an investment agreement (the “Bain Capital Investment Agreement,” and together with the AEI Investment Agreement, the “Investment Agreements”) with BCC Redwire Aggregator, LP (“Bain Capital”). Pursuant to the Investment Agreements, the Company sold an aggregate of 80,000 shares (the “Purchased Shares”) of the Convertible Preferred Stock to AEI and Bain Capital, for an aggregate purchase price of $80.0 million. The Company used a portion of the proceeds from the sale to finance the acquisition of Space NV. In addition, the Company intends to utilize the remaining proceeds to continue capitalizing on the growing market for space infrastructure which may include (i) investing in current capabilities which the Company believes will assist in meeting customer demand and in expanding current Company offerings; (ii) expanding and diversifying the Company’s global infrastructure offerings; and (iii) increasing the total available liquidity of the Company.

Under the terms of the investment agreements with each of Bain Capital and AEI, they hold, in the aggregate, 80,000 shares of newly issued Convertible Preferred Stock, with Bain Capital holding 50,000 shares and AEI holding 30,000 shares. The Convertible Preferred Stock is convertible into shares of Common Stock at an initial conversion price of $3.05 per share, subject to customary anti-dilution and price protective adjustments. The Convertible Preferred Stock can be converted into Common Stock at any time, and is subject to mandatory conversion upon thresholds related to the Company’s market capitalization and profitability metrics.

In addition, on November 7 and 8, 2022, the Company entered into additional investment agreements (the “Additional Investment Agreements”) with various investors (collectively, the “Additional Investors”) pursuant to which the Company issued and sold a total of 1,250 shares of the Convertible Preferred Stock to the Additional Investors for an aggregate purchase price of $1.25 million. Please refer to Note T of the accompanying notes to the condensed consolidated financial statements for additional information.

Acquisition Activity
Subsequent to the balance sheet date, on October 31, 2022, the Company acquired 100% of the equity interests in QinetiQ Space NV (“Space NV”) for €32.0 million in cash, subject to certain post-closing adjustments related to acquired cash, assumed debt and working capital adjustments. Space NV was founded in 1983 and is a Belgium-based commercial space business providing design and integration of critical space infrastructure and other instruments for end-to-end space missions. Space NV has over 35 years of mission heritage in orbit, delivering observation, platforms, science, navigation and secure communications critical infrastructure to civil and commercial space customers, including the European Space Agency (“ESA”) and the Belgian Science Policy Officer (“BELSPO”). Space NV’s core product offerings complement Redwire’s portfolio and include advanced payloads, small satellite technology, berthing and docking equipment and space instruments. Space NV is expected to provide Redwire with enhanced scale and innovation capabilities across numerous high-growth space areas, an expanded total addressable market and increased exposure to European customers.

Results of Operations

Results of operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021

The following table presents our results of operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 expressed in U.S. thousands of dollars, along with the percentage of revenues and the dollar and percent change compared to the prior period:

	Three Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	September 30, 2022	% of revenues	September 30, 2021	% of revenues
Revenues	$37,249	100%	$32,680	100%	$4,569	14%
Cost of sales	29,300	79	26,786	82	2,514	9
Gross margin	7,949	21	5,894	18	2,055	35
Operating expenses:
Selling, general and administrative expenses	15,312	41	34,333	105	(19,021)	(55)
Contingent earnout expense	—	—	113	—	(113)	(100)
Transaction expenses	1,819	5	1,128	3	691	61
Research and development	1,133	3	1,371	4	(238)	(17)
Operating income (loss)	(10,315)	(28)	(31,051)	(95)	20,736	(67)
Interest expense, net	2,401	6	1,740	5	661	38
Other (income) expense, net	(158)	—	(2,957)	(9)	2,799	(95)
Income (loss) before income taxes	(12,558)	(34)	(29,834)	(91)	17,276	(58)
Income tax expense (benefit)	(2,135)	(6)	(5,582)	(17)	3,447	(62)
Net income (loss)	$(10,423)	(28)%	$(24,252)	(74)%	$13,829	(57)%

For purposes of the following discussion and analysis, any financial impact related to the acquisition of Techshot, Inc. (Techshot”) is referred to as the “Techshot Acquisition.”

Revenues
Revenues increased 14% to $37.2 million for the three months ended September 30, 2022, as compared to $32.7 million for the three months ended September 30, 2021. The year-over-year increase in revenues was primarily driven by $2.3 million of contributed revenue from the Techshot Acquisition, changes in contract mix, and the timing of product deliveries in the deployables and engineering solutions space. This activity was partially offset by the timing of subcontracted work in addition to macroeconomic headwinds, including inflation and supply chain pressures, that resulted in unfavorable cost estimates at completion (“EAC”) adjustments and increased production costs, primarily in the Mission Solutions reporting unit.

Cost of Sales
Cost of sales increased $2.5 million, or 9%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The year-over-year increase in cost of sales was primarily driven by $1.5 million of contributed cost of sales from the Techshot Acquisition, increased costs associated with revenue growth for the period, and the macroeconomic factors discussed above. These activities were partially offset by a decrease in equity-based compensation of $0.8 million and changes in contract mix.

Gross Margin
Gross margin increased $2.1 million, or 35%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. As a percentage of sales, gross margin was 21% and 18% for the three months ended September 30, 2022 and

September 30, 2021, respectively. The year-over-year increase in gross margin was primarily driven by increased profitability on new contract awards, gross margin contributions from the Techshot Acquisition and a decrease in equity-based compensation recognized in cost of sales that was partially offset by an increase in production costs due to the macroeconomic factors discussed above.

Selling, General and Administrative (“SG&A”)
SG&A expenses decreased $19.0 million, or 55% for the three months ended September 30, 2022, as compared the three months ended September 30, 2021. The year-over-year decrease in SG&A was primarily driven by a decrease in equity-based compensation expense of $19.6 million and a reduction in depreciation and amortization as a result of the impairment recorded in the second quarter of 2022. This amount was partially offset by contributed SG&A from the Techshot Acquisition of $1.0 million.

Contingent Earnout Expense
Contingent earnout expenses decreased $0.1 million or 100.0% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Earnout expense in the three months ended September 30, 2021 related to the Roccor, LLC (“Roccor”) contingent earnout payment. There was no such expense or payment recognized during the three months ended September 30, 2022.

Transaction Expense
Transaction expenses increased $0.7 million, or 61%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The transaction expenses incurred in the three months ended September 30, 2022 were primarily related to the acquisition of Techshot and Space NV, while transaction expenses incurred in the three months ended September 30, 2021 primarily related to the acquisition of Techshot.

Research and Development
Research and development expenses decreased $0.2 million, or 17% for the three months ended September 30, 2022, as compared to three months ended September 30, 2021. The year-over-year decrease was primarily driven by the completion of research and development projects during 2022 and the redeployment of resources to operational programs. The Company continues to invest in future technologies despite macroeconomic factors that increased the cost of research and development activities.

Interest Expense, net
Interest expense, net as a percentage of revenues for the three months ended September 30, 2022 was 6%, as compared to 5% for the three months ended September 30, 2021. Refer to Note J of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net decreased $2.8 million, or 95%, for the three months ended September 30, 2022, as compared to three months ended September 30, 2021. The year-over-year decrease was primarily related to a $2.1 million reduction in gains recognized as a result of a decrease in the fair value of the private warrant liability. Refer to Note D of the accompanying notes to the condensed consolidated financial statements for additional information.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Three Months Ended
(in thousands, except percent)	September 30, 2022	September 30, 2021
Income tax expense (benefit)	$(2,135)	$(5,582)
Effective tax rate	17.0%	18.7%
The effective tax rate was relatively consistent for the three months ended September 30, 2022 and September 30, 2021. Refer to Note L of the accompanying notes to the condensed consolidated financial statements for further discussion.

Results of operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

The following table presents our results of operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 expressed in U.S. thousands of dollars, along with the percentage of revenues and the dollar and percent change compared to the prior period:

	Nine Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	September 30, 2022	% of revenues	September 30, 2021	% of revenues
Revenues	$106,844	100%	$96,526	100%	$10,318	11%
Cost of sales	86,742	81	74,418	77	12,324	17
Gross margin	20,102	19	22,108	23	(2,006)	(9)
Operating expenses:
Selling, general and administrative expenses	53,825	50	57,855	60	(4,030)	(7)
Contingent earnout expense	—	—	11,227	12	(11,227)	(100)
Transaction expenses	1,913	2	3,547	4	(1,634)	(46)
Impairment expense	80,462	75	—	—	80,462	100
Research and development	4,565	4	3,326	3	1,239	37
Operating income (loss)	(120,663)	(113)	(53,847)	(56)	(66,816)	124
Interest expense, net	5,523	5	4,931	5	592	12
Other (income) expense, net	(14,493)	(14)	(2,980)	(3)	(11,513)	386
Income (loss) before income taxes	(111,693)	(105)	(55,798)	(58)	(55,895)	100
Income tax expense (benefit)	(6,949)	(7)	(7,971)	(8)	1,022	(13)
Net income (loss)	$(104,744)	(98)%	$(47,827)	(50)%	$(56,917)	119%

For purposes of the following discussion and analysis, any financial impact related to the acquisition of Oakman Aerospace, Inc. (“Oakman”), Deployable Space Systems, Inc. (“DPSS”) and Techshot, Inc. (Techshot”) is collectively referred to as the “2021 Acquisitions.”

Revenues
Revenues increased by $10.3 million, or 11%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The year-over-year increase in revenues was primarily driven by changes in contract mix, the timing of product deliveries in the deployables and engineering solutions space, and $5.1 million of contributed revenue from the Techshot Acquisition. This activity was partially offset by the timing of subcontracted work in addition to macroeconomic headwinds, including inflation and supply chain pressures, that resulted in unfavorable EAC adjustments and increased production costs, primarily in the Mission Solutions reporting unit.

Cost of Sales
Cost of sales increased $12.3 million, or 17%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The year-over-year increase in cost of sales was primarily driven by increased costs associated with revenue growth for the period, $4.0 million of contributed cost of sales from the Techshot Acquisition, and the macroeconomic factors discussed above. These activities were partially offset by changes in contract mix, the investment of operational resources in future technologies through research and development and a $0.8 million decrease in equity-based compensation.

Gross Margin
Gross margin decreased $2.0 million, or 9%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. As a percentage of sales, gross margin was 19% and 23% for the nine months ended September 30, 2022 and September 30, 2021, respectively. The year-over-year decrease in gross margin was primarily driven by changes in contract mix and an increase in production costs due to macroeconomic factors discussed above as well as equity-based compensation, partially offset by gross margin contributions from the Techshot Acquisition.
Selling, General and Administrative expenses
SG&A expenses decreased $4.0 million, or 7%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The year-over-year decrease in SG&A was primarily driven by equity-based compensation expense of $14.8 million. This was partially offset by increased payroll costs related to our expanded workforce of $4.5 million, contributed SG&A from the Techshot Acquisition of $4.4 million, litigation-related expenses of $2.8 million, and professional fees and other costs associated with being a public company. SG&A expenses are expected to increase as we continue to invest in the development of our business and centralized corporate functions.

Contingent Earnout Expense
Contingent earnout expenses decreased $11.2 million or 100% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Earnout expense in the nine months ended September 30, 2021 related to a settlement agreement the Company executed with MIS regarding the contingent earnout payment set forth in the purchase agreement and a Roccor contingent earnout payment. There was no such expense or payment recognized during the nine months ended September 30, 2022.

Transaction Expenses
Transaction expenses decreased $1.6 million, or 46%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The transaction expenses incurred in the nine months ended September 30, 2022 were primarily related to the acquisitions of Techshot and Space NV, while transaction expenses incurred in the nine months ended September 30, 2021 included the 2021 Acquisitions.

Impairment Expense
Impairment expense increased $80.5 million or 100% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. During the second quarter of 2022, the Company performed an interim quantitative goodwill and long-lived asset impairment test and recorded a non-cash, pre-tax and post-tax impairment charge of $80.5 million. Of this amount, $12.9 million related to property and equipment, $28.2 million related to intangible assets and $39.3 million related to goodwill. There was no such impairment charge during the nine months ended September 30, 2021. Please refer to Note G, Note H and Note I of the accompanying notes to the condensed consolidated financial statements for additional information related to impairment.

Research and Development
Research and development expenses increased $1.2 million, or 37%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by the strategic decision to invest in future technologies despite macroeconomic factors that increased the cost of research and development activities. The remaining increase was due to varied spending on projects related to solar arrays, modeling and simulation environments, and technologies related to low-earth orbit commercialization, including biofabrication, polymer and metal manufacturing, and cold stowage services. Contributed expenses from the Techshot Acquisition was $1.1 million for the nine months ended September 30, 2022.

Interest Expense, net
Interest expense, net increased $0.6 million, or 12.0%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase was primarily related to an increase in the Company’s cost of capital due to the macroeconomic factors discussed above as well as the debt financing activities undertaken during the nine months ended September 30, 2022. Please refer to Note J of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net increased $11.5 million, or 386%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The year-over-year increase was primarily due to a gain recognized as a result of a decrease in the fair value of the private warrant liability of $16.0 million for the nine months ended September 30, 2022 as compared to $2.9 million for the nine months ended September 30, 2021. The increase was partially offset by $0.8 million of costs incurred as a result of executing the Purchase Agreement with B. Riley and a $0.1 million loss recognized as a result of a decrease in the fair value of the Committed Equity Facility. Please refer to Note D of the accompanying notes to the condensed consolidated financial statements for additional information related to the private warrants and the Committed Equity Facility. Please refer to Note N of the accompanying notes to the condensed consolidated financial statements for further information related to the Purchase Agreement with B. Riley.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Nine Months Ended
(in thousands, except percent)	September 30, 2022	September 30, 2021
Income tax expense (benefit)	$(6,949)	$(7,971)
Effective tax rate	6.2%	14.3%

The decrease in our effective tax rate for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is primarily due to the impact of nondeductible impairment and the valuation of warrants during the nine months ended September 30, 2022. Please refer to Note L of the accompanying notes to the condensed consolidated financial statements for further discussion.

Supplemental Non-GAAP Information
We use Adjusted EBITDA and Pro Forma Adjusted EBITDA to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources which are not calculated in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and are considered to be Non-GAAP financial performance measures. These Non-GAAP financial performance measures are used to supplement the financial information presented on a U.S. GAAP basis and should not be considered in isolation or as a substitute for the relevant U.S. GAAP measures and should be read in conjunction with information presented on a U.S. GAAP basis. Because not all companies use identical calculations, our presentation of Non-GAAP measures may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA is defined as net income (loss) adjusted for interest expense (income), net, income tax (benefit) expense, depreciation and amortization, impairment expense, acquisition deal costs, acquisition integration costs, acquisition earnout costs, purchase accounting fair value adjustment related to deferred revenue, severance costs, capital market and advisory fees, litigation-related expenses, write-off of long-lived assets, equity-based compensation, committed equity facility transaction costs, debt financing costs, and warrant liability fair value adjustments. Pro Forma Adjusted EBITDA is defined as Adjusted EBITDA further adjusted for the incremental Adjusted EBITDA that acquired businesses would have contributed for the periods presented if such acquisitions had occurred on January 1 of the year in which they occurred. Accordingly, historical financial information for the businesses acquired includes pro forma adjustments calculated in a manner consistent with the concepts of Article 8 of Regulation S-X, which are ultimately added back in the calculation of Adjusted EBITDA. As an emerging growth company that has completed a significant number of acquisitions in 2020 and 2021, we believe Pro Forma Adjusted EBITDA provides meaningful insights into the impact of strategic acquisitions as well as an indicative run rate of the Company’s future operating performance.

The table below presents a reconciliation of Adjusted EBITDA and Pro Forma Adjusted EBITDA to net income (loss), computed in accordance with U.S. GAAP for the following periods:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income (loss)	$(10,423)	$(24,252)	$(104,744)	$(47,827)
Interest expense	2,402	1,740	5,523	4,933
Income tax expense (benefit)	(2,135)	(5,582)	(6,949)	(7,971)
Depreciation and amortization	1,776	2,606	8,836	7,508
Impairment expense	—	—	80,462	—
Acquisition deal costs (i)	1,819	1,274	1,913	3,693
Acquisition integration costs (i)	1,417	768	2,819	1,573
Acquisition earnout costs (ii)	—	113	—	11,227
Purchase accounting fair value adjustment related to deferred revenue (ii)	40	81	106	248
Severance costs (iii)	5	—	468	—
Capital market and advisory fees (iv)	1,407	2,410	4,815	8,414
Litigation-related expenses (v)	256	—	2,824	—
Equity-based compensation (vi)	2,518	22,919	8,672	22,919
Committed equity facility transaction costs (vii)	194	—	964	—
Debt financing costs (viii)	102	48	102	48
Warrant liability change in fair value adjustment (ix)	(850)	(2,938)	(16,005)	(2,938)
Adjusted EBITDA	(1,472)	(813)	(10,194)	1,827
Pro forma impact on Adjusted EBITDA (x)	—	535	—	1,663
Pro Forma Adjusted EBITDA	$(1,472)	$(278)	$(10,194)	$3,490
i.Redwire incurred acquisition costs including due diligence, integration costs and additional expenses related to pre-acquisition activity.
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
vii.Redwire incurred expenses related to the committed equity facility with B. Riley, which includes consideration paid to enter into the Purchase Agreement as well as changes in the fair value of the associated derivative asset.
viii.Redwire incurred expenses related to debt financing agreements, including amendment related fees paid to third parties that are expensed in accordance with ASC 470, Debt. Amounts presented for the three and nine months ended September 30, 2021 were previously reported under capital market and advisory fees.
ix.Redwire adjusted the fair value of the private warrant liability with changes in fair value recognized as a gain or loss during the respective periods.
x.Pro forma impact is computed in a manner consistent with the concepts of Article 8 of Regulation S-X and represents the incremental results of a full period of operations assuming the entities acquired during the periods presented were acquired from January 1 of the year in which they occurred. For the three months ended September 30, 2021, the pro forma impact included the results of Techshot, while the nine months ended September 30, 2021 included the results of Oakman, DPSS and Techshot.

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

Our book-to-bill ratio was as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands, except ratio)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Contracts awarded	$34,042	$18,650	$126,032	$95,621
Revenues	37,249	32,680	106,844	96,526
Book-to-bill ratio	0.91	0.57	1.18	0.99

Our book-to-bill ratio was 0.91 for the three months ended September 30, 2022, as compared to 0.57 for the three months ended September 30, 2021. For both the three months ended September 30, 2022 and September 30, 2021, none of the contracts awarded balance relates to acquired contract value.

Our book-to-bill ratio was 1.18 for nine months ended September 30, 2022, as compared to 0.99 for nine months ended September 30, 2021. For the nine months ended September 30, 2022, none of the contracts awarded balance relates to acquired contract value. For the nine months ended September 30, 2021, $33.5 million of the contracts awarded balance relates to acquired contract value from the Oakman and DPSS acquisitions.

Backlog
We view growth in backlog as a key measure of our business growth. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Our contracted backlog includes $33.0 million and $10.7 million in remaining contract value from time and materials contracts as of September 30, 2022 and as of December 31, 2021, respectively.

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

(in thousands)	September 30, 2022	December 31, 2021
Organic backlog as of January 1	$133,115	$122,273
Organic additions during the period	100,562	146,880
Organic revenue recognized during the period	(101,761)	(136,038)
Organic backlog at end of period	131,916	133,115

Acquisition-related contract value beginning of period	6,627	—
Acquisition-related additions during the period	25,470	8,190
Acquisition-related revenue recognized during the period	(5,083)	(1,563)
Acquisition-related backlog at end of period	27,014	6,627

Contracted backlog at end of period	$158,930	$139,742

The acquisition-related contracted backlog activity includes contracted backlog activity of Techshot. The organic contracted backlog activity includes contracted backlog activity of Adcole, DSS, MIS, Roccor, LoadPath, Oakman, and DPSS.

Although contracted backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog. In addition, some of our multi-year contracts are subject to annual funding. Management fully expects all amounts reflected in contracted backlog to ultimately be fully funded. Contracted backlog related to contracts from MIS operations in Luxembourg of $2.2 million as of September 30, 2022 and $5.3 million as of December 31, 2021 is subject to foreign exchange rate conversions from euros to U.S. dollars that could cause the remaining backlog balance to fluctuate with the foreign exchange rate at the time of measurement.

Our total backlog as of September 30, 2022, which includes both contracted and uncontracted backlog, was $304.0 million. Uncontracted backlog represents the anticipated contract value, or portion thereof, of goods and services to be delivered under existing contracts which have not been appropriated or otherwise authorized. Our uncontracted backlog as of September 30, 2022 was $145.1 million. Uncontracted backlog includes $35.6 million of contract extensions under negotiation that are priced, fully scoped, verbally awarded, and expected to be executed shortly.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows provided by our operations, access to existing credit facilities, proceeds from the Purchase Agreement with B. Riley and, subsequent to the balance sheet date, proceeds from the sale of Convertible Preferred Stock. Since its inception, the Company has incurred net losses and negative operating cash flow, and has used its cash to fund capital expenditures, costs associated with the Company’s acquisitions, and costs associated with the Merger, among other uses. While some of these cash outflows have been non-recurring in nature, the Company has continued to experience net cash outflows from operating activities. While the Company believes its continued growth and cash flow management will result in improvements in cash from operating activities going forward, there can be no assurance these improvements will be achieved.

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

Our ability to fund our cash needs is dependent upon the successful execution of our business strategy and future operating results. Our future operating results are subject to, among others, general economic conditions, including as a result of the COVID-19 pandemic, heightened inflation, rising interest rates and supply chain pressures, competitive dynamics in our target markets as well as legislative and regulatory factors that may be outside of our control. As part of our business and debt management strategy, we continuously evaluate opportunities to further strengthen our financial and liquidity position including the issuance of additional equity or debt securities, refinance or otherwise restructure our existing credit facilities, or enter into new financing arrangements. On April 14, 2022, the Company entered into a committed equity facility and, subsequent to the balance sheet date, sold shares of Convertible Preferred Stock. See below for more information. In addition, the Company is executing on certain cost reduction actions including, among others, integration-related workforce rationalizations, real estate synergies, business unit optimization initiatives, and cost savings associated with certain Corporate level employment costs. There can be no assurances that any of these actions will be sufficient to allow us to service our debt obligations, meet our debt covenants, or that such actions will not result in an adverse impact on our business.

As of September 30, 2022, our available liquidity totaled $17.0 million, which was comprised of $7.0 million in cash and cash equivalents, and $10.0 million in available borrowings from our existing credit facilities. We believe that our existing sources of liquidity will be sufficient to meet our working capital needs and comply with our debt covenants for at least the next twelve months from the date on which our consolidated financial statements were issued. However, the Company’s current liquidity may not be sufficient to meet the required long-term liquidity needs associated with continued use of cash from operating activities at historical levels, in addition to its other liquidity needs associated with its capital expenditures, debt payments, and other investing and financing requirements.

Subsequent to the balance sheet date, on October 28, 2022, the Company entered into the Investment Agreements. Pursuant to the Investment Agreements, the Company sold an aggregate of 80,000 shares of the Convertible Preferred Stock to AEI and Bain Capital, for an aggregate purchase price of $80.0 million. The closing of the purchase and sale to AEI occurred simultaneously with the signing of the AEI Investment Agreement on October 28, 2022. The closing of the purchase and sale to Bain Capital occurred on November 3, 2022. In addition, on November 7 and 8, 2022, the Company entered into the Additional Investment Agreements with the Additional Investors, pursuant to which the Company issued and sold a total of 1,250 shares of the Convertible Preferred Stock to the Additional Investors for an aggregate purchase price of $1.25 million.

As a result of the subsequent events described herein, the Company anticipates final net proceeds of approximately $37.0 million to $40.0 million, net of transaction expenses, including acquisition-related costs and post-closing adjustments related to acquired cash, assumed debt and working capital adjustments.

The Company used a portion of the proceeds from the sale of the Purchased Shares to finance the acquisition of Space NV. In addition, the Company intends to use the remaining proceeds for certain corporate purposes, which may include (i) investing in current capabilities which the Company believes will assist in meeting customer demand and in expanding current Company offerings; (ii) expanding and diversifying the Company’s global infrastructure offerings; and (iii) increasing the total available liquidity of the Company. Please refer to Note T of the accompanying notes to the condensed consolidated financial statements for additional information.

The table below summarizes our outstanding debt as of the following periods:

(in thousands)	September 30, 2022	December 31, 2021
Adams Street Term Loan	$30,547	$30,690
Adams Street Revolving Credit Facility	15,044	—
Adams Street Delayed Draw Term Loan	14,781	14,850
Adams Street Incremental Term Loan	31,613	31,760
D&O Financing Loans	2,696	1,904
Total debt	94,681	79,204
Less: unamortized discounts and issuance costs	1,693	1,653
Total debt, net	92,988	77,551
Less: Short-term debt, including current portion of long-term debt	3,476	2,684
Total long-term debt, net	$89,512	$74,867

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

On January 15, 2021, we drew $15.0 million on the delayed draw term loan to finance the Oakman acquisition. On February 17, 2021, we amended the Adams Street Credit Agreement to increase the principal amount of the Adams Street Term Loan by an additional $32.0 million to finance the DPSS acquisition. On July 30, 2021, we drew $3.0 million on the revolving credit facility and repaid the $3.0 million draw down on September 23, 2021. During the nine months ended September 30, 2022, we drew $15.0 million net borrowings on the revolving credit facility, which was still outstanding as of September 30, 2022.

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

In August 2022, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Adams Street Capital Credit Agreement, which, among other things, suspended certain covenant compliance requirements commencing with the quarter ended September 30, 2022 through June 30, 2023, and resuming with the first test period ending September 30, 2023. Please refer to Note J of the accompanying notes to the condensed consolidated financial statements for additional information on the Fourth Amendment.

On October 28, 2022, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Adams Street Capital Credit Agreement, which among other things, further suspended certain covenant compliance requirements through September 30, 2023 with such compliance resuming with the fiscal quarter ending December 30, 2023. Pursuant to the Fifth Amendment, the limited guarantees by the AEI Guarantors are no longer effective. Please refer to Note T of the accompanying notes to the condensed consolidated financial statements for additional information.

As of September 30, 2022, we were in compliance with our debt covenants under the Adams Street Credit Agreement, as amended by the Fourth Amendment.

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

D&O Financing Loans
On September 3, 2021, we entered into a $3.0 million loan with BankDirect Capital Finance (the “2021 D&O Financing Loan”) to finance our directors and officers insurance premium. The 2021 D&O Financing Loan has an interest rate of 1.74% per annum, an effective interest rate of 1.75%, and a maturity date of May 3, 2022. In May 2022, the Company repaid the full outstanding principal and interest on the 2021 D&O Financing Loan.

On September 3, 2022, the Company entered into a $2.7 million loan with ACFO Credit Corporation (the “2022 D&O Financing Loan”) to finance the Company’s directors and officers insurance premium. The 2022 D&O Financing Loan has an interest rate of 4.59% per annum and a maturity date of June 3, 2023.

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

During the three and nine months ended September 30, 2022, the Company sold a total of 598,854 and 909,669 shares of the Company’s common stock, respectively, for proceeds of $1.7 million and $3.0 million, respectively, pursuant to the Purchase Agreement. As of September 30, 2022, registered shares available for purchase under the committed equity facility were 8,090,331.

Contractual Obligations
The following table presents our contractual obligations as of September 30, 2022:

(in thousands)	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Adams Street Term Loan	$78	$310	$310	$310	$29,539	$—	$30,547
Adams Street Delayed Draw Term Loan	38	150	150	150	14,293	—	14,781
Adams Street Incremental Term Loan	80	320	320	320	30,573	—	31,613
Adams Street Revolving Credit Facility	—	—	—	—	15,044	—	15,044
D&O Loan	899	1,797	—	—	—	—	2,696
Total long-term debt maturities	1,095	2,577	780	780	89,449	—	94,681
Future minimum lease payments	818	3,713	3,516	2,958	2,339	4,551	17,895
Total contractual obligations	$1,913	$6,290	$4,296	$3,738	$91,788	$4,551	$112,576

The Company is obligated under certain operating leases for its facilities and office equipment. Certain facility leases contain predetermined fixed escalation of minimum rents at rates ranging from 1.96% to 4.00% per annum and renewal options that could extend certain leases up to an additional nine years; the office equipment lease contains a renewal option that could extend the lease to consecutive 60-day terms and a purchase option. As of September 30, 2022, the future annual minimum lease payments for operating leases for the year 2022 was estimated at $0.8 million with estimated aggregate minimum lease payments of $17.9 million through expiration of current leases. Refer to Note K of the accompanying notes to the condensed consolidated financial statements for further information.

As of September 30, 2022, the Company had one facility lease that had not yet commenced but created significant future lease obligations in the amount of $1.5 million. The contract was determined to be an operating lease, whereby the Company is not required to make rent payments prior to the lease commencement date while construction is completed on the underlying asset. Due to the nature of the work and the amount of the Company’s contribution to construction period costs, the Company was determined not to be the accounting owner of the asset under construction as the landlord had substantially all of the construction period risks.
Cash Flows
The table below summarizes certain information from the condensed consolidated statements of cash flows for the following periods:

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Net cash provided by (used in) operating activities	$(26,829)	$(34,325)
Net cash provided by (used in) investing activities	(3,432)	(36,090)
Net cash provided by (used in) financing activities	16,855	75,538
Effect of foreign currency rate changes on cash and cash equivalents	(86)	59
Net increase (decrease) in cash and cash equivalents	(13,492)	5,182
Cash and cash equivalents at end of period	$7,031	$27,258

Operating activities
For the nine months ended September 30, 2022, net cash used in operating activities was $26.8 million. Net loss before deducting depreciation, amortization and other non-cash items generated a cash outflow of $28.5 million and was partially offset by a favorable change in net working capital of $1.7 million during this period. The change in net working capital was largely driven by an increase in accounts payable and accrued expenses and deferred revenue of $6.8 million and $1.7 million, respectively, partially offset by an increase in prepaid insurance, accounts receivable, contract assets and prepaid expenses and other assets of $0.2 million, $0.3 million, $4.6 million and $0.8 million, respectively. The changes in accounts receivable, contract assets and deferred revenue relates to the timing of billable milestones occurring during the nine months ended September 30, 2022. The change in accounts payable and accrued expenses is related to timing in payments.

For the nine months ended September 30, 2021, net cash used in operating activities was $34.3 million. Net income before deducting depreciation, amortization and other non-cash items generated a cash outflow of $18.5 million and was further impacted by an unfavorable change in net working capital of $15.8 million during this period. The change in net working capital was largely driven by the increases in accounts receivable of $1.2 million, contract assets of $3.5 million, and prepaid insurance of $3.8 million, and decreases in deferred revenue of $7.6 million and notes payable of $0.6 million, partially offset by the increase in accounts payable and accrued expenses of $1.0 million. The change in prepaid insurance relates to the Company’s directors and officers insurance policy purchased and prepaid and the changes in accounts receivable, contract assets and deferred revenue relates to the timing of billable milestones occurring during the nine months ended September 30, 2021. The changes in accounts payable and accrued expenses and notes payable is related to timing in payments.

Investing activities
For the nine months ended September 30, 2022, net cash used in investing activities was $3.4 million, consisting of $2.8 million used for the purchase of property, plant and equipment and $0.6 million used for the purchase of intangible assets.

For the nine months ended September 30, 2021, net cash used in investing activities was $36.1 million, consisting of $38.7 million used for the acquisition of Oakman and DPSS, $1.8 million used for the purchase of property, plant and equipment and $0.4 million used for the purchase of intangible assets. This was offset by the settlement of related party receivables resulting in cash received of $4.9 million.

Financing activities
For the nine months ended September 30, 2022, net cash provided by financing activities was $16.9 million, consisting of $19.7 million of proceeds from the Adams Street Revolving Credit Facility, partially offset by $4.5 million used for the repayment of debt as well as $1.1 million of loan fees paid to third parties in the execution of the Third Amendment and Fourth Amendment to the Adams Street Credit Agreement. Additionally, $3.0 million was provided by proceeds from the committed equity facility with B. Riley, partially offset by $0.2 million of deal costs paid in relation to executing the Purchase Agreement.
For the nine months ended September 30, 2021 net cash provided by financing activities was $75.5 million, consisting of proceeds from debt of $49.0 million and proceeds from the Merger of $110.6 million offset by the repayment of debt of $47.5 million and Merger costs of $35.9 million.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, which are designed to ensure that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were not effective as of September 30, 2022.
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
•We did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP to such transactions. Specifically, we did not design and maintain effective controls to account for purchase business combinations and the valuation of goodwill and long-lived assets, including the appropriate review of the assumptions, data and models used in the forecasted cash flows, used to determine the fair value.

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

•We reviewed the personnel structure and identified new positions to enhance our accounting and financial reporting team. Some of these individuals were onboarded during 2021 and during the nine months ended September 30, 2022, while others are expected to be onboarded during the remainder of 2022. We have and expect to continue to align our personnel to specific areas and responsibilities to alleviate the numerous competing responsibilities currently faced.
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
•We are in the process of implementing a comprehensive financial closing process checklist with additional layers of reviews as well as controls around non-routine, unusual or complex transactions, including controls over the accounting for purchase business combinations and the valuation of goodwill and long-lived assets.
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

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
As of September 30, 2022, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except as described below:

Risks Related to our Series A Convertible Preferred Stock

The issuance and sale of shares of our Series A Convertible Preferred Stock has reduced the relative voting power of holders of our common stock and diluted the ownership of holders of our capital stock.
On October 28, 2022 and November 3, 7 and 8, 2022, we issued an aggregate of 81,250 shares of Series A Convertible Preferred Stock to AE Industrial Partners (“AEI”), BCC Redwire Aggregator, L.P. (“Bain Capital”), and certain other investors (collectively, the “Investors”). Shares of Series A Convertible Preferred Stock are immediately and currently convertible into approximately 26,639,345 shares of common stock and, on as-converted basis represent approximately 41.7% of Redwire’s outstanding common stock as of November 8, 2022. Shares of Series A Convertible Preferred Stock vote as one class with our common stock, on an as-converted basis. Therefore, the issuance and sale of Series A Convertible Preferred Stock resulted in the immediate and substantial dilution to the ownership interests of the holders of our common stock.

AEI and Bain Capital have significant influence over us, which could limit your ability to influence the outcome of key transactions.
As of November 8, 2022, AEI and Bain Capital own 30,000 and 50,000 shares of our Series A Convertible Preferred Stock, respectively, which is currently convertible into approximately 9,836,066 and 16,393,443 shares of our outstanding common stock, respectively, or approximately 15.4% and 25.7% of Redwire’s outstanding common stock assuming conversion of the Series A Convertible Preferred Stock, respectively (and which votes with our common stock on an as-converted basis). Additionally, as of November 8, 2022, AEI owned 37,212,500 shares of our outstanding common stock and 2,000,000 of our warrants.

We have the option to issue dividends payable on the Series A Convertible Preferred Stock by issuing additional shares of Series A Convertible Preferred Stock in satisfaction of such dividend (“PIK Dividend”) and in the future will likely satisfy any such dividends payable with respect to the Series A Convertible Preferred Stock as PIK Dividends. As a result of the voting rights of the Series A Convertible Stock and the degree of concentration of voting power (and the potential for such power to increase upon the purchase of additional stock and/or the payment of PIK Dividends), AEI and Bain Capital have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock, and as a result, your ability to elect members of our board of directors and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, or the issuance of any additional common stock or other equity securities, is diminished.

In addition, AEI and Bain Capital have representation on the Company’s board of directors and have significant control over the management and affairs of the Company. AEI may nominate five designees to our board of directors and, under the terms of the Bain Capital Investment Agreement, for so long as Bain Capital beneficially owns shares of the Company’s common stock in the aggregate and on as-converted basis, at least equal to 50% of the number of shares of common stock that it held on an as-converted basis immediately following the Bain Capital Closing, Bain Capital will have the right to designate one member to the board of directors of the Company. Circumstances may occur in which the interests of AEI and Bain Capital could conflict with the interests of holders of other outstanding capital stock, including our common stock.

Additionally, as long as AEI and Bain Capital continue to beneficially own at least 25% of the aggregate number of shares of Series A Convertible Preferred Stock originally issued to each of them, we may not undertake certain actions without the prior approval of each of Bain Capital and AEI, and in the event that Bain Capital or AEI does not continue to hold 25% of the aggregate number of shares of Series A Convertible Preferred Stock originally issued to them, we may not undertake certain actions without the prior approval of the holders of a majority of the issued and outstanding shares of Series A Convertible Preferred Stock in the aggregate. Prior to obtaining the approvals described by the foregoing, subject to certain exceptions, we must not: (1) create or authorize the creation of (including by increasing the authorized amount of) or issue any senior securities or parity securities or any securities convertible into or exercisable or exchangeable for any senior security or parity security, or amend or alter the Company’s Certificate of Incorporation to increase the number of authorized shares of Series A Convertible Preferred Stock, (2) reclassify or modify any existing class or series of equity securities in a manner that would result in such class or series of equity securities being senior to or on parity with the Series A Convertible Preferred Stock, (3) issue any shares of Series A Convertible Preferred Stock in excess of 10% of the number of shares of Series A Convertible Preferred Stock initially purchased by Bain Capital and AEI in the aggregate, (4) decrease the number of authorized shares of Series A Convertible Preferred Stock, (5) alter, change or amend the terms, rights, preferences or privileges of the Series A Convertible Preferred Stock in any manner, (6) amend, waive, alter or repeal any provision of the Company’s Certificate of Incorporation, Bylaws or comparable organizational documents in a manner that would adversely affect the Series A Convertible Preferred Stock or the rights, preferences or privileges of the Series A Convertible Preferred Stock, (7) declare or pay a dividend or distribute cash or property through dividends or other distributions in respect of any junior securities, (8) redeem, purchase or otherwise acquire any junior securities, (9) create or hold any of the Company’s capital stock in any subsidiary that is not a wholly owned subsidiary or dispose of any subsidiary capital stock or all or substantially all of any subsidiary’s assets, or (10) commence any voluntary liquidation, bankruptcy, dissolution, recapitalization, reorganization or assignment to the Company’s creditors. These restrictions may hinder our ability to execute on our growth strategy or prevent us from implementing parts of our business plan.

Further, from and after the seventh anniversary of the issuance of the Series A Convertible Preferred Stock, for so long as each of AEI and Bain Capital has record and beneficial ownership, in the aggregate and on an as-converted basis, at least equal to 50% of the number of shares of common stock issued to such investor, on an as-converted basis, as of the date of such issuance, AEI or Bain Capital, as applicable, individually has the right to cause the Company to retain an investment banker to identify and advise the Company regarding opportunities for a company sale and participate on Company’s behalf in negotiations for, and to assist the Company in conducting, such company sale. The interests of AEI and Bain Capital to encourage a company sale could conflict with the interests of holders of other outstanding capital stock, including our common stock.

Provisions in our Certificate of Designation (the “Certificate of Designation”) may delay or prevent our acquisition by a third party, which could also reduce the market price of our capital stock.
Certain rights of the holders of the Series A Convertible Preferred Stock could make it more difficult or more expensive for a third party to acquire us. Holders of Series A Convertible Preferred Stock have certain repurchase, preemptive, conversion and consent rights. These provisions may make it more costly for a potential acquirer to engage in a business combination transaction with us.

If any of certain fundamental changes were to occur, we or the surviving entity would be required to make an offer to repurchase, at the option and election of the holders thereof, for cash each share of Series A Convertible Preferred Stock then outstanding. The repurchase price of the Series A Convertible Preferred Stock is equal to the greater of (a) (i) 100% of the applicable accrued value as of the repurchase date plus (ii) if prior to October 28, 2027, the aggregate amount of all dividends that would have been paid in respect of an outstanding share of such series of Series A Convertible Preferred Stock from the repurchase date through October 28, 2027 and (b) the amount that such holder would have received in such fundamental change with respect to such share of Series A Convertible Preferred Stock if all shares of Series A Convertible Preferred Stock had been converted into shares of common stock on the business day immediately prior to the effective date of the relevant fundamental change. However, if in connection with a fundamental change the consideration received by holders of our common stock consists of cash and common stock meeting certain liquidity requirements of an issuer with a market capitalization greater than $600 million, then the repurchase price paid to the holders of Series A Convertible Preferred Stock will consist of (a) cash in the amount of the applicable accrued value as of the repurchase date and (b) a number of shares of such common stock equal to the excess of the repurchase price such holder would have received in cash, as applicable, over such accrued value. These features of the Series A Convertible Preferred Stock could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management. Provisions that have the effect of potentially discouraging, delaying or preventing such a transaction could limit the opportunity for our shareholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our capital stock.

Our Series A Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of holders of our other outstanding capital stock.
In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of our Series A Convertible Preferred Stock are entitled to receive certain payments (i) prior to any amounts paid to holders of our common stock and each other class or series of our capital stock now existing or hereafter authorized, the terms of which do not expressly provide that such class or series ranks either senior to, or on parity with, the Series A Convertible Preferred Stock , and (ii) on parity with each other class or series of our capital stock established in the future, the terms of which expressly provide that such class or series ranks on a parity basis with the Series A Convertible Preferred Stock. Therefore, in the event of our voluntary or involuntary liquidation, dissolution, or winding-up of our affairs, no distribution of our assets may be made to holders of our common stock until we have paid to holders of the Series A Convertible Preferred Stock then outstanding the greater of (a) the greater of (i) two times the initial value of the shares of Series A Convertible Preferred Stock and (ii) the accrued value of such shares of Series A Convertible Preferred Stock as of the date of such liquidation and (b) the amount that such holder would have received with respect to such share of Series A Convertible Preferred Stock based on its accrued value if all shares of Series A Convertible Preferred Stock had been converted at their accrued value (regardless of whether they were actually converted and without regard to any limitations on convertibility or as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock for the purpose of effecting such conversion) into shares of common stock on the business day immediately prior to the liquidation. However, in the event of a bankruptcy, liquidation, dissolution, or winding-up of our affairs, our assets will be available to pay obligations on the Series A Convertible Preferred Stock only after all of our secured and unsecured indebtedness has been paid. This could reduce the remaining amount of our assets, if any, available to distribute to holders of our capital stock.

Our obligations to the holders of Series A Convertible Preferred Stock could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. These preferential rights could also result in divergent interests between the holders of shares of our Series A Convertible Preferred Stock and other holders of our capital stock.

There may be sales of a substantial amount of our common stock by our current stockholders, and these sales could cause the price of our common stock to fall.
As of November 8, 2022, there were 63,852,690 shares of our common stock outstanding. Substantially all of our issued and outstanding shares are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

We are party to an Investor Rights Agreement, dated March 25, 2021 (the “Investor Rights Agreement”), pursuant to which AEI, Genesis Park Holdings and the other parties thereto are entitled to demand that we register the resale of their securities subject to certain minimum requirements. Stockholders who are party to the Investor Rights Agreement also have certain demand and “piggyback” registration rights with respect to the securities held by such parties. In addition, pursuant to the Registration Rights Agreements, dated October 28, 2022, by and among us and the Investors (the “Series A Registration Rights Agreement”), no later than July 28, 2023, we will be required to file a shelf registration statement to permit the public resale of the shares of common stock underlying the Investors’ Series A Convertible Preferred Stock, and each party will also have additional demand and “piggyback” registration rights with respect to those shares. We are also a party to a Registration Rights Agreement, dated April 14, 2022, by and between us and B. Riley (the “B. Riley Registration Rights Agreement”), pursuant to which B. Riley is entitled to demand that we register the resale of its securities subject to certain minimum requirements.

Upon effectiveness of any registration statement we file pursuant to the Investor Rights Agreement, the Series A Registration Rights Agreement and/or the B. Riley Registration Rights Agreement, these parties may sell large amounts of our common stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our common stock.

Sales of substantial amounts of our common stock in the public market, including or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future.

Risks Related to our Business, Legal Proceedings and our Common Stock

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

Additionally, on December 17, 2021, the Company, our CEO, Peter Cannito, and our former CFO, William Read, were named as defendants in a putative class action complaint filed in the United States District Court for the Middle District of Florida. That litigation is captioned Lemen v. Redwire Corp. et al., Case No. 3:21-cv-01254-TJC-PDB (M.D. Fla.). On March 7, 2022, the Court appointed a lead plaintiff. On June 17, 2022, the lead plaintiff filed an amended complaint. In the amended complaint, the lead plaintiff alleges that the Company and certain of its directors and officers made misleading statements and/or failed to disclose material facts about the Company’s business, operations, and prospects, allegedly in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Securities Exchange Act of 1934. As relief, the plaintiffs are seeking, among other things, compensatory damages. The defendants believe the allegations are without merit and intend to defend the suit vigorously. On August 16, 2022, the defendants moved to dismiss the complaint in its entirety, and briefing on that motion is ongoing. Given the early stage of the proceedings, a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

On May 25, 2022, a plaintiff commenced derivative litigation in the United States District Court for the District of Delaware on behalf of the Company against Peter Cannito, Les Daniels, Reggie Brothers, Joanne Isham, Kirk Konert, Jonathan Baliff, and John S. Bolton. That litigation is captioned Yingling v. Cannito, et al., Case No. 1:22-cv-00684-MN (D. Del.). The complaint’s allegations are similar to those of the class action lawsuit filed in December 2021, namely, that statements about Redwire’s business and operations were misleading due to alleged material weaknesses in the Company’s financial reporting internal controls. The plaintiff alleges the defendants violated Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Securities Exchange Act of 1934, breached their fiduciary duty by allowing misleading disclosures to be made, and caused the Company to overpay compensation and bonuses tied to the Company’s financial performance. As relief, the plaintiffs are seeking, among other things, compensatory and punitive damages. This litigation has been stayed pending the outcome of the motion to dismiss in the Lemen class action. The defendants believe the allegations are without merit and intend to defend the lawsuit vigorously. However, given the early stage of the proceedings, a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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
We have a significant amount of goodwill recorded on our condensed consolidated balance sheets as of September 30, 2022. We are required at least annually to test the recoverability of goodwill or more frequently when events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. During the second quarter of 2022, the Company performed an interim quantitative goodwill impairment test and determined that the estimated fair value of the Mission Solutions reporting unit was lower than its carrying value as of June 30, 2022. Please refer to Note I of the accompanying notes to the condensed consolidated financial statements for additional information. Subsequent to the second quarter of 2022, the Company concluded that there were no indicators of impairment requiring further impairment testing. However, if general market conditions continue to deteriorate in other portions of our business, we could experience a significant decline in the fair value of our other reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net assets.

It is not possible to predict the actual number of shares we will sell under the Purchase Agreement to B. Riley, or the actual gross proceeds resulting from those sales. Further, we may not have access to the full amount available under the Purchase Agreement.
On April 14, 2022, we entered into a common stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley”), pursuant to which B. Riley has committed to purchase up to $80 million of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The shares of our common stock that may be issued under the Purchase Agreement may be sold by us to B. Riley at our discretion from time to time over an approximately 24-month period. During the three months ended September 30, 2022, we sold 598,854 shares of our common stock for net proceeds of $1.7 million pursuant to the Purchase Agreement.

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

Moreover, although the Purchase Agreement provides that we may, in our discretion, from time to time during the term of the Purchase Agreement, direct B. Riley to purchase shares of our common stock from us, for a maximum aggregate purchase price of up to $80.0 million, only 9,127,751 shares of common stock (127,751 of which represent the commitment shares we issued to B. Riley upon our execution of the Purchase Agreement on April 14, 2022) were registered for resale under a registration statement on Form S-1. Accordingly, only 9,000,000 of such shares represent shares that we may elect, in our sole discretion, to issue and sell to B. Riley, from time to time under the Purchase Agreement. As of September 30, 2022, registered shares available for purchase under the committed equity facility were 8,090,331. Assuming all of the registered shares available and offered for resale by B. Riley were sold by us to B. Riley for per share price of $2.38 (which represents the official closing price of our common stock on the NYSE on September 30, 2022), less a 3.0% discount (the same fixed percentage discount that will be used to calculate the applicable per share purchase price for shares of common stock that we may elect to sell to B. Riley under the Purchase Agreement), we would only receive aggregate gross proceeds of approximately $21.6 million, which is substantially less than the $80.0 million total aggregate purchase commitment of B. Riley available to us under the Purchase Agreement. Therefore, because the market prices of our common stock fluctuates, the actual purchase prices to be paid by B. Riley for shares of our common stock that we direct it to purchase under the Purchase Agreement, also fluctuate because they will be based on such fluctuating market prices of our common stock. In order to receive aggregate gross proceeds equal to B. Riley’s $80.0 million total aggregate purchase commitment under the Purchase Agreement, we would have to register additional shares of common stock.

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

Any issuance and sale by us under the Purchase Agreement of a substantial amount of shares of common stock could cause additional substantial dilution to our stockholders.

Our inability to access a portion or the full amount available under the Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2022, the Company sold 598,854 shares of the Company’s common stock to B. Riley Principal Capital, LLC (“B. Riley”) under the Common Stock Purchase Agreement (the “Agreement”), dated April 14, 2022. These shares were issued and sold by the Company to B. Riley in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
2.1+
Agreement relating to the sale and purchase of the whole of the issued share capital of QinetiQ Space NV, dated October 3, 2022, between the Vendors party thereto, Redwire Space Europe, LLC and AE Industrial Partners Fund II, LP (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on October 3, 2022).

3.1
Certificate of Incorporation of Redwire Corporation, filed with the Secretary of State of the State of Delaware on September 2, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on September 10, 2021).

Exhibit Number	Description
3.2	Bylaws of Redwire Corporation (incorporated by reference Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on September 10, 2021).
3.3
Certificate of Designation of the Registration related to the Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on October 28, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 2, 2022).

10.1
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

10.2+
Investment Agreement, dated as of October 28, 2022, by and between Redwire Corporation and AE Industrial Partners Fund II, LP and AE Industrial Partners Structured Solutions I, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on November 2, 2022).

10.3+
Investment Agreement, dated as of October 28, 2022, by and between Redwire Corporation and BCC Redwire Aggregator, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant on November 2, 2022).

10.4
Registration Rights Agreement, dated as of October 28, 2022, by and between Redwire Corporation and BCC Redwire Aggregator, L.P., AE Industrial Partners, Fund II LP and AE Industrial Partners Structured Solutions I, L.P. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the registrant on November 2, 2022).

10.5
Fifth Amendment to Credit Agreement, dated as of October 28, 2022, by and between Redwire Holdings, LLC, Redwire Intermediate Holdings, LLC, the other Borrowers party thereto, the other Guarantors party thereto, Adams Street Credit Advisors, LP, as Administrative Agent and as Collateral Agent and each lender party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on November 2, 2022).

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

+ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Redwire Corporation will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Redwire Corporation

Date:	November 10, 2022	By:	/s/ Peter Cannito
		Name:	Peter Cannito
		Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	November 10, 2022	By:	/s/ Jonathan Baliff
		Name:	Jonathan Baliff
		Title:	Chief Financial Officer and Director
(Principal Financial Officer)

Date:	November 10, 2022	By:	/s/ Chris Edmunds
		Name:	Chris Edmunds
		Title:	Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)