Form 10-K
period 2022-12-31
Redwire Corp
filed 2023-03-31
CIK 1819810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 was approximately $62.1 million based on the closing price of $3.04 for the shares of the registrant’s common stock, as reported by the New York Stock Exchange. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 64,280,631 shares of common stock as of March 28, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2023 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K.

REDWIRE CORPORATION
Annual Report on Form 10-K
December 31, 2022

PART I

Each of the terms the “Company,” “Redwire,” “we,” “our,” “us” and similar terms used herein refer collectively to Redwire Corporation, a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.
INFORMATION RELATING TO FORWARD LOOKING-STATEMENTS

This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning us and other matters. Words such as “will,” “expect,” “anticipate,” “intend,” “may,” “could,” “should,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “trends,” “goals,” “contemplate,” “continue,” “might,” “possible,” “potential,” “predict,” “would” and similar expressions generally identify these forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows, and our projects and related timelines. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified in this Annual Report on Form 10-K, particularly in Part I, Item 1A “Risk Factors” and other important factors disclosed from time to time in our other filings with the Securities and Exchange Commission (“SEC”).

Undue reliance should not be placed on these forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. We do not undertake any obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Item 1. Business

Redwire is a global leader in mission critical space solutions and high reliability components for the next generation space economy, with valuable intellectual property for solar power generation, in-space 3D printing and manufacturing, avionics, critical components, sensors, digital engineering and space-based biotechnology. We combine decades of flight heritage with the agile and innovative culture. Our “Heritage plus Innovation” strategy enables us to combine proven performance with new, innovative capabilities to provide our customers with the building blocks for the present and future of space infrastructure.

Our mission is to accelerate humanity’s expansion into space by delivering reliable, economical and sustainable infrastructure for future generations. With decades of proven flight heritage uniquely combined with innovative products and culture, Redwire is uniquely positioned to assist our customers in solving the complex challenges of future space missions and industries. Redwire has three primary areas of focus that form our business: (1) Enabling space mission providers, such as government agencies and large prime contractors, with a broad portfolio of space infrastructure, systems, subsystems, and components; (2) Providing the infrastructure and technology needed for people to permanently live and work in space; and (3) assisting international spacefaring allies in the development of organic space capabilities.

Redwire is a global leader in space infrastructure enabling space mission providers with the foundational building blocks needed for their complex space missions to succeed. Space infrastructure is critical to our terrestrial economy in areas such as telecommunications, navigation and timing, climate monitoring, weather forecasting, Earth observation, national security, and even planetary defense. Redwire does not offer full mission solutions for all these areas, but our government and marquee customers such as government agencies and large prime contractors do. We offer a broad array of products and services, many of which have been enabling space missions since the 1960s and have been flight-proven on over 200 spaceflight missions, including missions such as the GPS constellation, New Horizons and Perseverance. We are also a provider of innovative technologies with the potential to help transform the economics of space and create new markets for its exploration and commercialization. Examples of our proprietary technologies include deployable structures, roll out solar array (“ROSA”) systems, human-rated camera systems, in-space servicing, assembly and manufacturing (“ISAM”) products, and advanced payload adapters. Of particular note, our ROSA arrays have been installed on the International Space Station (“ISS”) to efficiently augment its power generation capabilities as the ISS enters its next decade of operations. ROSA systems are experiencing significant market adoption, being utilized not only on the ISS but also on National Aeronautics and Space Administration’s (“NASA”) Double Asteroid Redirect Test mission. Other ROSA systems are being developed and delivered for the OVZON-3 telecommunications satellite, the Power and Propulsion Element for the NASA Lunar Gateway, and other programs. Many Redwire products and services are experiencing similar adoption.

Redwire plays a critical role for people to Explore, Live and Work in space.
•Explore: For decades, we have played a critical role in historic space exploration missions, such as NASA’s Mars Perseverance Rover. More recently, we served our partner Lockheed Martin and our customer NASA by providing the “Eyes of Orion” for NASA’s Artemis I mission.
•Live: NASA has laid out a plan to decommission and deorbit the ISS by 2031. As a result, commercial space station development to replace the ISS is anticipated to occur over the next eight years. Redwire ROSA power solutions, berthing and docking mechanisms, robotics and other key technologies are expected to be major subsystems for this opportunity.
•Work: We are a leader in microgravity research and development on the ISS, with over 20 payloads developed and deployed. As commercial space stations and new space industries become a reality, demand is expected to increase for advanced in-space manufacturing and biotech facilities that generate new materials and breakthrough medical treatments manufactured in microgravity.

With the recently renewed global fascination with space, international spacefaring allies demand for the products and services of a provider like Redwire may increase as they seek to develop their organic space capabilities. With the acquisition of Belgium-based Redwire Space NV (“Space NV”), we have a unique portfolio of highly synergistic and complementary core space infrastructure offerings that significantly enhance our access to addressable markets in Europe and the rest of the world. Redwire’s acquisition of Space NV comes as space budgets in Europe increase, with the European Space Agency receiving a 17% increase in budget compared to 2019. Across the globe, we believe many nations see space as a unique opportunity to build national prestige and expand their economies. In addition to the U.S. and Europe, Saudi Arabia, the United Arab Emirates, Hungary, Poland, and India, are making notable investments in space technology, thereby significantly increasing the total addressable market for Redwire.

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

AEI formed a series of acquisition vehicles on February 10, 2020, which included AE Red Holdings, LLC (formerly known as Redwire, LLC, which was formerly known as Cosmos Parent, LLC) (“Holdings”), Cosmos Intermediate, LLC (“Cosmos” or the “Successor”), Cosmos Finance, LLC and Cosmos Acquisition, LLC, with Cosmos Parent, LLC being the top holding company. Upon the formation of these acquisition vehicles, Cosmos effected a number of acquisitions through its wholly owned subsidiary, Cosmos Acquisition, LLC. Following the acquisitions, the Successor became a wholly owned subsidiary of Holdings.

The Company has grown organically while also continuing to integrate several acquisitions from a fragmented landscape of space-focused technology companies with innovative capabilities and deep flight heritage. Strategic acquisitions that augment our technology and product offerings are a key part of our growth strategy. We have completed nine acquisitions since March 2020, which collectively have provided us with a wide variety of complementary technologies and solutions to serve our target markets and customers. These acquisitions include:
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

•June 2020 – Acquired In Space Group, Inc. and its subsidiaries such as Made In Space (collectively “MIS” or “Predecessor”), was a leader of in-space manufacturing technologies, delivering next-generation capabilities on-orbit to support exploration objectives and national security priorities. MIS is the first commercial company to additively manufacture in space, and specializes in ISAM technologies, the development of space-enabled materials and exploration manufacturing technologies. They contributed to Redwire the scale necessary to form a platform and a portfolio of disruptive intellectual property with the potential to change the economics of space infrastructure. The MIS facility in Jacksonville, FL became Redwire’s headquarters.

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

•February 2021 – Acquired Deployable Space Systems, Inc. (“DPSS”), in Goleta, CA, whose mission is to develop new and enabling deployable technologies for space applications, transition emerging technologies to industry for infusion into future Department of Defense (“DoD”), NASA, and/or commercial programs and design, analyze, build, test and deliver on-time the deployable solar arrays, deployable structures and space system products. DPSS’s product portfolio includes the award-winning and patented ROSA (Roll-Out Solar Array), Integrated Modular Blanket Assembly; Rigid-Panel and Functional Advanced Concentrator Technology solar array technologies; a multitude of elastically and articulated deployable structures and booms, open-lattice booms, telescopic booms; and a variety of mission-enabling mechanisms for space applications. DPSS brought to Redwire the iROSA program to upgrade the International Space Station with a next generation power solution and a unique facility for the manufacture and test of large solar array capabilities.

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

•October 2022 – Acquired Redwire Space NV (f/k/a Qinetiq Space NV), (“Space NV”), in Kruibeke, Belgium, a commercial space business providing design and integration of critical space infrastructure and other instruments for end-to-end space missions. Space NV has over 35 years of mission heritage in orbit, delivering observation, platforms, science, navigation and secure communications critical infrastructure to civil and commercial space customers, including the European Space Agency (“ESA”) and the Belgian Science Policy Officer (“BELSPO”).

On September 2, 2021, the Merger (the “Merger”) with Genesis Park Acquisition Corp. (“GPAC”) was consummated pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated March 25, 2021 by and among GPAC, Shepard Merger Sub Corporation (“Merger Sub”), a Delaware corporation and direct, wholly owned subsidiary of GPAC, Cosmos Intermediate, LLC and Holdings.

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

Upon the closing of the Merger, GPAC was renamed Redwire Corporation. The Merger was accounted for as a reverse recapitalization in which GPAC is treated as the acquired company. A reverse recapitalization does not result in a new basis of accounting, and the consolidated financial statements of the combined entity represent the continuation of the consolidated financial statements of the Company in many respects. MIS was deemed the accounting predecessor and the combined entity is the successor SEC registrant, Redwire Corporation.

From time to time, the Company will acquire or dispose of businesses and realign contracts, programs or businesses among and within our organization. These realignments are typically designed to leverage existing capabilities more fully and to enhance efficient development and delivery of products and services. As of December 31, 2022, the Company operated in one operating segment and one reportable segment: space infrastructure. Refer to Note B of the accompanying notes to the consolidated financial statements for additional information regarding this conclusion.

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

In-Space Servicing, Assembly & Manufacturing
We anticipate that one of the most dramatic disruptions in the space industry will come from in-space servicing, assembly and manufacturing (“ISAM”) of satellites and other spacecraft. The ability to manufacture in space significantly expands a satellite’s capabilities and reduces costs relative to the conventional method of manufacturing and assembling prior to launch. Space infrastructure such as satellite assets manufactured on Earth are designed to survive the acoustic vibrations and acceleration forces that accompany launch and are inherently limited by these design requirements. Space infrastructure manufactured in space may be optimized for the operational environment in orbit and are never exposed to launch conditions. Design optimization for in-space operation allows for improved performance, such as increased power generation via larger solar arrays or higher gain via large-scale antennas than those that can be economically deployed using conventional manufacturing methods.

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

Current ISAM applications include government-funded programs to enable increased small satellite power generation via large deployable solar arrays attached to booms that are 3D printed on-orbit. Commercial adoption of this technology could be a significant catalyst for growth in the overall space economy, enabling users to put more capability on orbit than state of the art approaches. We believe that ISAM represents a technological sea change that has the potential to upend traditional space operations. With sustainable in-space solutions, we believe ISAM will enable the next generation of growth in the space industry. Redwire’s additive manufacturing intellectual property that is critical to our ISAM solution has been proven in operation on the ISS since 2014 and is protected by our numerous patents.

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

Power Solutions: We offer a variety of solar array solutions for spacecraft spanning the entire spectrum of satellite size, power needs, and orbital location. We possess proprietary technologies, technical knowhow, and the facilities to design, build, and deliver competitive power generation solutions tailored to customer need. Of particular note, our patented and award-winning ROSA (Roll-Out Solar Array) technology features an innovative “roll-out” design which uses composite booms to serve as both the primary structural elements and the deployment actuator, and a modular photovoltaic blanket assembly that can be configured into a variety of solar array architectures. When configured for launch, ROSA stows into a compact cylindrical volume yielding efficient space utilization. The unique ROSA stowed configuration allows extremely large solar arrays to be stowed compactly within launch vehicles.

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

RF Systems: We are a supplier of high strain composite (“HSC”) antennas that have much simpler mechanical designs than larger, conventional satellite antennas. HSC structural elements can provide deployment actuation, damping, deployed stiffness and integrated electrical / RF functionality in one multifunctional part, enabling a variety of antenna architectures and structural designs.

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

Our key offerings in this area include sensor systems for on-orbit monitoring, advanced modeling & simulation, cyber resiliency, asset hardening, robotics, and full satellite solutions leveraging our ISAM capabilities. Our SDA&R portfolio contains a variety of optical instruments that perform situational awareness functions and can be adapted to act as space situational awareness cameras as a primary or secondary payload.

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
Satellite Technology
We provide the P200 small satellite platform which is capable of supporting payloads up to 70 kg and targets spacecraft mass less than 200 kg, making it compatible with typical shared launch opportunities and small satellites launchers. The P200 platform is an evolution of the PROBA platform which has acquired extensive flight heritage, accumulating more than 25 years in orbit without failure on any of the launched satellites.

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
Structures & Deployables
We provide a variety of deployable space structure offerings to help meet our customers’ mission requirements. We believe that our instrument booms are instrumental to the DoD’s goal of achieving space domain awareness. Our composite instrument booms can allow small satellites (“Smallsats”) to deploy high-power solar arrays, large antennas for high data rate communications and large drag augmentation devices for rapid end-of-life deorbiting. We have provided our ROSA technology to NASA to upgrade the International Space Station’s solar arrays since 2021. We have also developed rigid panel solar array systems that are scalable in size and can be configured for a variety of applications. We also develop cost- effective composite booms that deploy antennas and instruments from small satellites, enabling a new generation of satellite constellations to provide science measurements and communications from space.
Berthing and Docking Equipment and Space Instruments
We provide a fully compatible berthing and docking mechanism that performs low impact docking for large and small spacecraft and is aligned with the International Docking System Standard.

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

Space-enabled Biotechnology Payloads
Redwire develops advanced space biotechnology payloads for the purpose of pharmaceutical and medical research and development and human space flight operations and sustainment. For example, the 3D BioFabrication Facility (“BFF”) and the ADvanced Space Experiment Processor (“ADSEP”), together comprise the first-ever system capable of manufacturing human tissue in the microgravity condition of space. Utilizing adult human cells (such as pluripotent or stem cells), the system can create viable tissue in space through technology that enables it to precisely place and build ultra-fine layers of bioink – layers that may be several times smaller than the width of a human hair – involving the smallest print tips in existence. Additionally, we have developed critical biotechnology payloads for the research of musculoskeletal disease, osteoarthritis, regenerative medicine, and space plant/food production.

Cloud-enabled Digital Engineering Enterprise Software Platform
Redwire sells a proprietary enterprise software suite that enables advanced digital engineering and generation of high fidelity, interactive modeling and simulations of individual components, entire spacecraft and full constellations in a cloud-based Software as a Service (“SaaS”) business model. This software suite supports spacecraft and constellation developers in the design, development, deployment, management, maintenance and cyber protection of their space assets.
Advanced Payloads
We design and manufacture a range of scientific experiments. The experiments conduct early stage research on emerging capabilities to inform future space missions, predominantly around the fields of microgravity, life support systems and other instruments. Types of instruments include microgravity experiments to improve understanding of how materials behave in the absence of gravity, life support systems to improve the safety and comfort of astronauts, and other scientific instruments and payloads used for space research.

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

Backlog
We view growth in backlog as a key measure of our business growth. As of December 31, 2022, our total backlog was $465.1 million, which includes contracted and uncontracted backlog of $313.1 million and $152.1 million, respectively. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Uncontracted backlog represents the anticipated contract value, or portion thereof, of goods and services to be delivered under existing contracts which have not been appropriated or otherwise authorized. For further information, refer to “Backlog” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

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

NASA
NASA is one of our largest and most long-standing customers. We participate in numerous large, high-profile contracts, such as the Artemis program. In partnership with Lockheed Martin, Redwire is providing the Orion Camera System for the Artemis program. The camera system is an array of 11 internal and external inspection and navigation cameras developed specifically for the Orion spacecraft. As the “eyes” of Orion, the Orion Camera System enables advanced vehicle imaging capability for Orion and the Artemis program. We have provided services and products supporting a number of other NASA missions, including sun sensors and star trackers for exploration missions like Perseverance, thermal control solutions for technology demonstrators, camera systems for upcoming human spaceflight missions, and development of various additive manufacturing methods on the ISS. We currently have nine active payload facilities on the ISS as of the date of this report.

European Space Agency and Luxembourg Space Agency
Through the acquisition of Space NV, the Company became an established prime contractor in European markets and actively participates in numerous contracts of varying sizes with the European Space Agency, such as PROBA. The PROBA program is focused on the demonstration of technologies and techniques for highly-precise satellite formation flying. In partnership with Sener, we are developing the avionics system, integrating all the electronic units within the platform, performing overall system verification and preparing the operations for PROBA.
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

Today’s space market is primarily driven by satellite technologies and applications but is quickly expanding to include tangential capabilities such as space tourism, in-space manufacturing, LEO commercialization, deep space exploration, space-based resource extraction, and geopolitical space-domain awareness. In 2022, the number of satellites and spacecraft deployed increased 36% to 2,354 deployments, per the Space Report (2022 Q4 Analysis). The rapid deployment of satellite constellations coincides with an increasingly competitive landscape in the launch industry, which is creating unprecedented access to space.

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

Launch Costs and Small Satellite Proliferation
The emergence of large reusable rockets, such as SpaceX’s Falcon 9 and Blue Origin’s upcoming New Glenn rocket, have significantly reduced launch costs over the past decade according to NASA. Additionally, small launch providers have been actively pursuing the market for delivering smaller satellites into LEO. The competition among launch providers is creating a unique opportunity for new space entrants to grow quickly and take advantage of the fact that the per-kilogram cost of launching satellites to LEO is as low as approximately $2,700/kg. Improving launch economics have driven an increase in assets sent to orbit, with both commercial providers and governments participating.

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

LEO Commercialization & In-Space Servicing, Assembly and Manufacturing
A major growth opportunity for the global space economy is the increased commercialization of LEO. Increased accessibility to space has given rise to a growing number of start-up technology companies that aim to serve diverse end-markets including energy, telecommunications, tourism and Internet-of-things connectivity. The Company currently has nine active manufacturing and biotechnology payload facilities currently on the ISS, which demonstrates the increasing demand for living and working in space.
Other fast currents in LEO include space tourism and sustainable human space habitats. The International Space Station has served as a breeding ground for the commercialization of space and many well-funded operators have announced a vision to enable millions of humans visiting and living in space.

Competition
We operate in competitive markets that are sensitive to technological advances and generally encounter highly diverse competition to win contracts from other firms, including lower and mid-tier federal contractors with specialized capabilities and large defense contractors with broad capabilities. Some of our competitors in each of our markets are larger than we are and can maintain higher levels of expenditures for research and development. In each of our markets, we concentrate on the opportunities that we believe are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors in these markets are product quality and reliability; technological capabilities, including reliable, resilient and innovative space infrastructure technologies; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; and cost-effectiveness. We believe that we compete favorably on the basis of these factors.

We frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs. We compete domestically and internationally against space systems components providers, including Amergient Technologies, Space Micro Inc., Rocket Lab Space Systems (a segment of Rocket Labs), and in some instances against large companies such as Northrup Grumman. As a result of our M&A strategy, the Company’s total accessible market has evolved over time and changed our competitive platform, which has historically included non-traditional aerospace and defense contractors and occasionally large aerospace and defense companies. Our defense prime contractor customers could decide to pursue one or more of our product development areas as a core competency and insource that technology development and production rather than purchase that capability from us as a supplier. This competition could result in fewer customer orders and a loss of market share.

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

We conduct research and development principally in the United States and Luxembourg. Research and development expenses were $4.9 million for the year ended December 31, 2022.
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

The FCC enacted a new set of licensing guidelines for small satellites and related systems that may apply to future spacecraft. As a result, we may face a transition to the small satellite licensing guidelines. Additionally, the FCC is currently considering additional rules which could change the operational, technical and financial requirements for commercial space operators subject to U.S. jurisdiction. If these proposed rules become final, they could change system design and financial costs in order to comply with or secure new Redwire spectrum licensure.

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

International Traffic in Arms Regulations and Export Controls
Our orbital infrastructure business is subject to, and we must comply with, stringent U.S. import and export control laws, including the International Traffic in Arms Regulations (“ITAR”), Export Administration Regulations (“EAR”) of the Bureau of Industry and Security of the U.S. Department of Commerce, and the European Union (“EU”) export controls. The ITAR generally restricts the export of hardware, software, technical data and services that have defense or strategic applications. The EAR and EU export controls similarly regulate the export of hardware, software and technology that has commercial or “dual-use” applications (i.e., for both military and commercial applications) or that have less sensitive military or space-related applications that are not subject to the ITAR. The regulations exist to advance the national security and foreign policy interests of the United States and EU, as applicable.
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

We strive to be the employer of choice in the space community. As of December 31, 2022, we had approximately 700 employees based in the United States, Belgium and Luxembourg.

We have an established and experienced human resources team that is leading this effort. Most of our employees fall into one or more of the following categories: (a) graduates from well-regarded engineering universities with a desire to make a long-term impact, (b) experienced engineers from other aerospace companies who are excited about the ongoing innovation and industry transformations that we believe we are driving, and (c) founders and employees from companies we have acquired. Many of these employees are highly accomplished in their fields and earned advanced degrees in concentrations such as aerospace engineering, mechanical engineering, physics, chemistry, robotics and astronomy.

Recruitment
Based on existing programs, we are planning to increase the size of our workforce by approximately 20% to support already contracted work and anticipated new awards in 2023, while also considering industry average attrition rates. We have established an experienced talent acquisition team and anticipate that we will be able to achieve this goal based on our past record. Our recruitment efforts are focused on hiring diverse space-industry experienced talent who are attracted to the Redwire Mission.

As we continue to grow, we are increasing our recruiting capacity by expanding our talent acquisition team of professionals, utilizing AI sourcing tools, and enhancing internal incentives for recruitment. In addition, we are continuing to develop our compensation and benefits programs to compete for talent in a tight labor market. One particular recruitment advantage the Company has is the ability to offer equity participation through the Redwire Corporation 2021 Omnibus Incentive Plan. This program encourages a “founder mentality”.

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

Available Information
Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge through our website (www.redwirespace.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. The information contained on the Company’s website is not included in, nor incorporated by reference into, this Annual Report on Form 10-K.

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

Risk Factors Summary

Some of the principal risks that may impact our business and results of operations are listed below:

Business and Industry Risks
•Risks associated with the continued economic uncertainty, including high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, concerns of economic slowdown or recession and reduced spending or suspension of investment in new or enhanced projects;
•the failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations and our financial condition and results of operations;
•our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter;
•if we are unable to successfully integrate our recently completed and future acquisitions or successfully select, execute or integrate future acquisitions into the business, our operations and financial condition could be materially and adversely affected;
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
•our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide;

Government Contract Risks
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

Risks Related to Financing and the Ownership of our Securities
•our level of indebtedness and the potential need for substantial funding to finance our operations, which may not be available when we need it, on acceptable terms or at all;
•we may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all;
•the reduced relative voting power of holders of our common stock and diluted the ownership of holders of our capital stock as a result of the issuance and sale of shares of our Series A Convertible Preferred Stock;
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
•the trading price of our common stock and warrants is and may continue to be volatile;
•risks related to the actions of short sellers of our common stock;

Risks Related to Being a Public Company
•our management team has limited experience managing a public company; and
•if we were to identify additional material weaknesses or other deficiencies, or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately and timely report our financial results, in which case our business may be harmed and investors may lose confidence in the accuracy and completeness of our financial reports.

Risks Relating to the Company’s Business and Industry
Our results could be affected by continued economic uncertainty, an economic slowdown or a recession.
The current macroeconomic environment is characterized by high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing risk of recession. Concerns about the systemic impact of a potential widespread recession (in the U.S. or internationally) or geopolitical issues have led to increased market volatility and diminished growth expectations in the U.S. economy and abroad. The foregoing factors have affected the Company’s cost of capital, financial condition and results of operations. Decreases in the availability and cost of supplies have caused stress in our domestic and foreign supplier base and have resulted in shortages and delays for the procurement of materials, components and other supplies required for the Company’s products. The macroeconomic environment has also impacted the cost and schedule of numerous programs in our existing backlog resulting in program execution delays. The near and long-term implication of these delays and the timing of new awards remains uncertain. Further, inflation and supply chain pressures have resulted in unfavorable cost estimates at completion adjustments related to increased production costs, which has impacted our revenues, primarily in the Mission Solutions reporting unit, increased research and development costs, and increased cost of capital. In 2022, these factors had a material adverse effect on our results of operations including the impairment expense recorded in the second and fourth quarters.

In addition, during 2022, the U.S. dollar strengthened against foreign currencies. The U.S dollar may continue to strengthen against foreign currencies as the U.S. Federal Reserve further raises the federal funds interest rate, which could further impact our reported expenses.

A severe or prolonged economic downturn, including a recession or depression, could impact our customer spending and as a result, impact our business, including our revenues and our ability to raise additional capital when needed on favorable terms or at all. We cannot anticipate the impact of the current economic environment on our business and any of the foregoing could materially harm our business. Nevertheless, if economic conditions worsen or a recession occurs, our business, operations and financial results could be materially adversely affected.

The failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations and our financial condition and results of operations
On March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we do not have any funds deposited with SVB and Signature Bank, we regularly maintain cash balances with other financial institutions in excess of the FDIC insurance limit. A failure of a depository institution to return deposits could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

Additionally, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy, including our ability to access existing debt under the terms of our Adams Street Credit Agreement, may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. The tightening of credit in financial markets outside of the U.S. could adversely affect the ability of our customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products and services or impact the ability of our customers to make payments.

If the current equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to alter our operating plans.

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

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more developed market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or changes or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.

As part of growing our business, we have and may make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business, results of operations and financial condition could be materially adversely affected, and our stock price could decline.
Since our inception in 2020, we have made a number of acquisitions and, continue to integrate acquired technology and personnel with respect to some of those acquisitions. Failure to successfully identify, complete, manage and integrate acquisitions, including our recent acquisitions, could materially and adversely affect our business, financial condition and results of operations and could cause the Company’s stock price to decline.

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
From time to time, we may evaluate potential strategic acquisitions of businesses, including partnerships or joint ventures with third parties. We may not be successful in identifying acquisition, partnership and joint venture candidates. We may also participate in partnerships or joint ventures as a result of acquisitions. In connection with our acquisition of Space NV, we now participate in two joint ventures, Redu Space Service SA/NV (“RSS”) and Redu Operations Services SA/NV (“ROS”), both governed by Belgian law. We may not be able to continue the operational success of the businesses we acquire or successfully finance or integrate such businesses or the businesses with which we form a partnership or joint venture, including RSS and ROS. In addition, we may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of such acquisitions or participations. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. Further, depending on market conditions, investor perceptions of the Company and other factors, we might not be able to obtain financing on acceptable terms, or at all, to implement any such transaction. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

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
We operate in competitive markets and generally encounter highly diverse competition to win contracts from other firms, including lower and mid-tier federal contractors with specialized capabilities, large defense contractors and the federal government. Additionally, our markets are facing increasing industry consolidation, resulting in larger competitors who have more market share putting more downward pressure on prices and offering a more robust portfolio of products and services. We are subject to competition based upon product design, performance, pricing, quality, and services. Our product performance, engineering expertise, and product quality have been important factors in our growth. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products. Many of our customers and potential customers have the capacity to design and internally manufacture products that are similar to our products. We face competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research, product development, and manufacturing versus outsourcing. Our defense prime contractor customers could decide to pursue one or more of our product development areas as a core competency and insource that technology development and production rather than purchase that capability from us as a supplier. This competition could result in fewer customer orders and a loss of market share.

We compete domestically and internationally against space systems components providers, including Amergient Technologies, Space Micro Inc., Rocket Lab Space Systems (a segment of Rocket Labs), and in some cases against large companies such as Northrup Grumman. We may also face competition in the future from emerging low-cost competitors in Europe, India, Russia and China. Competition in our guidance, navigation and control business is highly diverse, and while our competitors offer different products, there is often competition for contracts that are part of governmental budgets. Our major existing and potential competitors for our guidance, navigation and control business include

In addition, some of our foreign competitors currently benefit from, and others may benefit in the future from, protective measures by their home countries where governments are providing financial support, including significant investments in the development of new technologies. Government support of this nature greatly reduces the commercial risks associated with aerospace technology development activities for these competitors. This market environment may result in increased pressures on our pricing and other competitive factors.

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

A limited number of customers make up a high percentage of our revenue. If we cannot maintain these relationships, our future operating results will be adversely affected.
Revenues from our three largest customers, Customer A, Customer B. and Customer C, were approximately 13.5%, 12.5% and 10.7%, respectively, of our total revenues for the years ended December 31, 2022. The revenue attributable to our top customers has fluctuated in the past and may fluctuate in the future, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. In addition, the termination of these relationships, including following any failure to renew a long-term contract, could result in a temporary or permanent loss of revenue.

Matters relating to or arising from our Audit Committee investigation, including regulatory investigations and proceedings, litigation matters, and potential additional expenses, may adversely affect our business and results of operations. We may also become involved in litigation from time to time that may materially adversely affect us.
On November 5, 2021, the Company was notified of potential accounting issues with a business unit by an employee in connection with his resignation. Management promptly informed the independent Audit Committee and its independent registered public accounting firm. The Audit Committee promptly engaged independent, external legal and accounting firms to complete an independent investigation. After completing its investigation, the Audit Committee concluded that the potential issues raised by the former employee did not require a restatement or adjustment of the Company’s previously issued consolidated financial statements relating to any prior periods, even though the investigation confirmed the existence of previously identified internal control deficiencies as well as identified certain additional internal control deficiencies. The Company self-reported this matter to the Securities and Exchange Commission (“SEC”) on November 8, 2021 and continues to cooperate with any requests from the SEC.

Additionally, on December 17, 2021, the Company, our CEO, Peter Cannito, and, our CFO, William Read, were named as defendants in a putative class action complaint filed in the United States District Court for the Middle District of Florida. In the complaint, the plaintiff alleges that the Company and certain of its directors and officers made misleading statements and/or failed to disclose material facts about the Company’s business, operations, and prospects, allegedly in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act. As relief, the plaintiffs are seeking, among other things, compensatory damages. The defendants believe the allegations are without merit and intend to defend the suit vigorously. On August 16, 2022, the defendants moved to dismiss the complaint in its entirety, and such motion was denied by the Court on March 22, 2023. However, given the early stage of the proceedings, a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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

The COVID-19 pandemic adversely affected our business and may continue to adversely affect our business.
The global spread of COVID-19 has disrupted certain aspects of our operations and any future variants or outbreaks of the virus may adversely impact our business operations and financial results, including our ability to execute on our business strategy and goals. A resurgence of COVID-19 or another health pandemic or epidemic can disrupt our business and adversely materially impact our financial results.

Adverse publicity stemming from any incident or perceived risk involving us, our customers, users of our products and services, other operators in the space sector or our competitors could have a material adverse effect on our stock price, business, financial condition and results of operations.
We are at risk of adverse publicity stemming from any public incident or perceived risk involving our company, our customers, users of our products and services, other operators in the space sector, our competitors, our people or our brand. If certain of our products and services are sold to customers, and such customers were to be involved in a public incident, accident or catastrophe, or if the market believed there to be substantial risks within our industry, this could create an adverse public perception of spaceflight and result in decreased customer demand for spaceflight experiences, which could cause a material adverse effect on our stock price, business, financial conditions and results of operations. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident or catastrophe. In the event that our insurance is inapplicable or not adequate, we may be forced to bear substantial losses from any such incident, accident or catastrophe.

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
The timing, length, and severity of the up-and-down cycles in the commercial space, defense, space and space related industries, as a result of macro-economic conditions, market-wide liquidity shortages or for other reasons, are difficult to predict. The cyclical nature of the industries in which we operate affects our ability to accurately predict future revenue, and in some cases, future expense levels. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in orders but also a weakening of their financial condition that could impair our ability to recognize revenue or to collect on outstanding receivables. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. We must be in a position to adjust our cost and expense structure to reflect prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, then our business could be seriously harmed. In addition, during periods of rapid growth, we must be able to increase engineering and manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.

Any delays in the development, design, engineering and manufacturing of our products and services may adversely impact our business, financial condition and results of operations.
We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture, production, delivery and servicing ramp of our systems, products, technologies, services, and related technology, including on account of the global COVID-19 health crisis and current macroeconomic conditions. If delays like this arise or recur, if our remediation measures and process changes do not continue to be successful or if we experience issues with planned manufacturing improvements or design and safety, we could experience issues or delays in increasing production further.

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
As of December 31, 2022, our contracted backlog consisted of $313.1 million in customer contracts. However, many of these contracts are cancellable by customers for convenience. In the event of a cancellation for convenience, we are generally entitled to be compensated for the work performed up to the date of cancellation. The remaining amounts may not be collected in this situation.

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
While we plan to initially develop technologies related to additive manufacturing of on-orbit satellites and structures at costs lower than our competitors, the success of our business is in large part dependent on our ability to develop more powerful and efficient in-space manufacturing technology and space-capable robotics. This technology is currently under development and may take longer than anticipated to materialize, if at all, and may never be commercialized in a way that would allow us to generate revenue from the sale of these services and offerings. Relatedly, if such technologies become viable in the future, we may be subject to increased competition, and some competitors may have substantially greater monetary and knowledge resources than we have and expect to have in the future to devote to the development of these technologies. If we fail to successfully complete the development and validate this technology through actual deployment and testing of such technology, experience any delays or setbacks in the development of this technology, or encounter difficulties in scaling our manufacturing or assembly capabilities, we may not be able to fully realize our business model and our financial results and prospects would be materially adversely affected. Further, artificial intelligence and related technologies are subject to public debate and potential regulatory scrutiny. Any negative publicity or negative public perception of artificial intelligence could negatively impact our development, use and commercialization of robotics and other technology for use in space.

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
Our revenue and operating results have varied and may continue to vary from quarter to quarter. Reductions in revenue in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of our expenses are fixed in the short-term. We may incur significant operating expenses during the start-up and early stages of large contracts and may not be able to recognize corresponding revenue in that same quarter. We may also incur additional expenses when contracts are terminated or expire and are not renewed. We may also incur additional expenses when companies are newly acquired.

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

Our operating results have fluctuated and may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.
Our quarterly and annual operating results have fluctuated and may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including:
•macroeconomic trends;
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
•the impact of epidemics or pandemics; and
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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
The occurrence of one or more natural disasters such as fires, floods and earthquakes, unusual weather conditions, epidemic or pandemic outbreaks, terrorist attacks or disruptive political events where our facilities or the launch facilities our transport partners use are located, or where our third-party suppliers’ facilities are located, could adversely affect our business. Natural disasters including tornados, hurricanes, floods and earthquakes may damage our facilities, the launch facilities we use or those of our suppliers, which could have a material adverse effect on our business, financial condition and results of operations. Severe weather, such as rainfall, snowfall or extreme temperatures, may impact the ability for launches to occur as planned, resulting in additional expense to reschedule, thereby reducing our sales and profitability. Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. These events also could cause or act to prolong an economic recession or depression in the United States or abroad. To the extent these events also impact one or more of our suppliers or result in the closure of any of their facilities or our facilities, we may be unable to fulfill our other contracts.

Net earnings and net assets could be materially affected by an impairment of goodwill.
We have a significant amount of goodwill recorded on our consolidated balance sheet as of December 31, 2022. We are required at least annually to test the recoverability of goodwill or more frequently when events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. During the second and fourth quarter of 2022, the Company performed interim and annual quantitative goodwill impairment tests and determined that the estimated fair value of the Mission Solutions reporting unit was lower than its carrying value and as a result reduced the balance of goodwill on the Mission Solutions reporting unit to zero and recognized a full impairment on certain tangible and intangible assets within the reporting unit. Please refer to Note T of the accompanying notes to the consolidated financial statements for additional information. If general market conditions continue to deteriorate in other portions of our business, we could experience a significant decline in the fair value of our other reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net assets.

Pension funding and costs are dependent on several economic assumptions which, if changed, may cause our future results of operations and cash flows to fluctuate significantly over time.
Through the acquisition of Space NV, the Company sponsors various post-retirement benefit plans for certain non-U.S. employees, including defined benefit pension plans and risk-based coverage for death and disability benefits. All of the Company’s post-retirement benefit obligations relate to supplementary pensions which provide for post-retirement benefits in accordance with Belgium Regulation. The impact of these plans on our results of operations may be volatile in that the amount of expense we record for our post-retirement benefit plans may materially change from year to year due to estimates which are sensitive to changes in several key economic assumptions including, among others, interest rates, rates of return on plan assets and employee turnover. Changes in these factors, including actual returns on plan assets, may affect our plan funding, cash flows and stockholders’ equity.

We have taken actions to mitigate the risk related to our defined benefit pension plans through pension risk transfer transactions whereby we subscribe to group insurance policies, which are funded by employee and employer premiums determined at the beginning of each plan year. Although under the majority of these group insurance policies we are relieved of all responsibility for the associated pension obligations, we ultimately remain responsible for paying benefits under the plans as we are subject to the risk that the insurance company will default on its obligations in future periods. While we believe pension risk transfer transactions are beneficial, there can be no assurance that these transactions will be effective over the long-term. As a result, future fluctuations in our pension obligations could have a material adverse impact on our financial condition, operating results and cash flows.

The Company’s ability to use its net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2022, the Company had U.S. federal, state (net), and foreign net operating loss carryforwards (“NOLs”) available to reduce future taxable income of $14.5 million, $3.4 million, and $1.4 million, respectively. The $14.5 million in U.S. federal operating loss carryforwards may be carried forward indefinitely for U.S. federal tax purposes. Certain state net operating losses will begin to expire in 2038. It is possible that the Company will not generate sufficient taxable income to use these NOLs before their expiration or at all.

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
Our ability to produce our current and future systems, products, technologies and services and other components of operation is dependent upon sufficient availability of raw materials and supplied components, which we secure from a limited number of suppliers. Global supply chains continue to experience disruption as a result of the COVID-19 pandemic and subsequent macroeconomic issues. Our reliance on suppliers to secure raw materials and supplied components exposes us to volatility in the prices and availability of these materials. We may not be able to obtain sufficient supplies of raw materials or supplied components on favorable terms or at all, which could result in delays in the manufacture of our systems, products, technologies and services or increased costs.

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
Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the U.S. government, what challenges budget reductions will present for the defense industry and whether annual appropriations bills for all agencies will be enacted due to many factors including, but not limited to, changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding. The U.S. government’s budget deficit and the national debt could have an adverse impact on our business, financial condition, results of operations and cash flows in a number of ways, including the following:
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

We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions. California has adopted the California Privacy Rights Act (“CPRA”), which went into effect in early 2023 and the states of Colorado, Connecticut, Utah and Virginia each enacted comprehensive privacy laws that will become effective at various times throughout 2023.

We are also subject to non-U.S. privacy rules and regulations, such as the European Union’s (“E.U.”) General Data Protection Regulation (“GDPR”), the European e-Privacy Regulation and national laws supplementing GDPR, the Data Protection Act of 2018 (“DPA 18”) in the United Kingdom, and the E.U. Privacy and Electronic Communications Regulation. GDPR and DPA 18 require companies to meet stringent requirements regarding the processing of personal data of individuals located in the European Economic Area (“EEA”). GDPR and DPA 18 also include significant penalties for noncompliance, which may result in monetary penalties of up to the higher of €20.0 million or 4% of a group’s worldwide revenue for the preceding financial year for the most serious violations. The GDPR, DPA 18, and other similar regulations require companies to give specific types of notice and informed consent is required for certain actions, and the GDPR also imposes additional conditions in order to satisfy such consent, such as bundled consents.

We cannot determine the impact any future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly. Expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States, the EEA and elsewhere may increase our compliance costs and legal liability.

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

We are exposed to risks related to geopolitical factors, laws and regulations and our international business subjects us to numerous political and economic factors, legal requirements, cross-cultural considerations and other risks associated with doing business globally.
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

Changes in laws, regulations, political leadership and environment, and/or security risks may dramatically affect our ability to conduct or continue to conduct business in international markets, including sales to customers and purchases from suppliers outside the United States. We may also be impacted by shifts in U.S. and foreign national policies and priorities, political decisions and geopolitical relationships, any of which may be influenced by changes in the threat environment, political leadership, geopolitical uncertainties, world events, bilateral and multi-lateral relationships and economic and political factors. Any changes to these policies could impact our operations and/or export authorizations, or delay purchasing decisions or payments and the provision of supplies, goods and services including, without limitation, in connection with any government programs. Current conflicts in the geopolitical environment, including the Russian and Ukrainian conflict or any conflict between the US and China, may result in economic instability and political uncertainties that could have a material adverse effect on the timing of the government programs in which we are involved, and consequently our business, operations and profitability.

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

Risks Related to Financing and Ownership of our Securities
We have a substantial amount of debt. Our ability to operate is limited by the agreements governing our debt.
As of December 31, 2022, we had $78.9 million of total debt outstanding and up to $25.0 million of additional borrowing capacity under our revolving credit facility. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future

Our level of debt places significant demands on our cash resources, which could:
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
Our primary sources of liquidity are cash flows provided by operations, access to existing credit facilities, proceeds from the issuance of common stock pursuant to the B. Riley committed equity facility and proceeds from the recent sale of Convertible Preferred Stock. Since inception, we have incurred net losses and negative cash flows from operating activities, and have used our cash to fund capital expenditures, costs associated with our acquisitions, and costs associated with the Merger, among other uses. While some of these cash outflows have been non-recurring in nature, we have continued to experience net cash outflows from operating activities and expect to continue to incur additional operating expenses and capital expenditures as we continue to grow our business. As of December 31, 2022, our available liquidity totaled $53.3 million, which was comprised of $28.3 million in cash and cash equivalents, and $25.0 million in available borrowings from our existing credit facilities.

We believe that our existing sources of liquidity will be sufficient to meet our working capital needs for at least the next twelve months from the date on which our consolidated financial statements were issued. However, our current liquidity may not be sufficient to meet the required long-term liquidity needs associated with continued use of cash from operating activities at historic levels, in addition to our other liquidity needs associated with our capital expenditures, debt payments, and other investing and financing requirements. In the future, we could be required to raise capital through additional public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell additional equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors could be materially diluted further. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

The issuance and sale of shares of our Series A Convertible Preferred Stock has reduced the relative voting power of holders of our common stock and diluted the ownership of holders of our capital stock.
On October 28, 2022 and November 3, 7 and 8, 2022, we issued an aggregate of 81,250 shares of Series A Convertible Preferred Stock (the “Convertible Preferred Stock”) to AE Industrial Partners Fund II, LP (“AEI Fund II”) and AE Industrial Partners Structured Solutions I, LP (“AEI Structured Solutions”), affiliates of AEI, BCC Redwire Aggregator, L.P. (“Bain Capital”), and certain other investors (collectively, the “Investors”). Shares of the Convertible Preferred Stock are immediately and currently convertible into approximately 26,639,345 shares of common stock and, on an as-converted basis represent approximately 41.4% of Redwire’s outstanding common stock as of December 31, 2022. Shares of Series A Convertible Preferred Stock vote as one class with our common stock, on an as-converted basis. Therefore, the issuance and sale of Series A Convertible Preferred Stock resulted in the immediate and substantial dilution to the ownership interests of the holders of our common stock.

AEI and Bain Capital have significant influence over us, which could limit your ability to influence the outcome of key transactions.
As of December 31, 2022, AEI and Bain Capital own 30,000 and 50,000 shares of our Series A Convertible Preferred Stock, respectively, which is currently convertible into approximately 9,836,066 and 16,393,443 shares of our outstanding common stock, respectively, or as of December 31, 2022, approximately 15.3% and 25.5% of Redwire’s outstanding common stock assuming conversion of the Series A Convertible Preferred Stock, respectively (and which votes with our common stock on an as-converted basis). Additionally, as of December 31, 2022, AEI owned 37,212,500 shares of our outstanding common stock and 2,000,000 of our warrants.

We have the option to issue dividends payable on the Series A Convertible Preferred Stock by issuing additional shares of Series A Convertible Preferred Stock in satisfaction of such dividend (“PIK Dividend”) and in the future will likely satisfy any such dividends payable with respect to the Series A Convertible Preferred Stock as PIK Dividends. As a result of the voting rights of the Series A Convertible Stock and the degree of concentration of voting power (and the potential for such power to increase upon the purchase of additional stock and/or the payment of PIK Dividends), AEI and Bain Capital have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock, and as a result, your ability to elect members of our board of directors (“Board”) and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, or the issuance of any additional common stock or other equity securities, is diminished.

In addition, AEI and Bain Capital have representation on the Board and have significant control over the management and affairs of the Company. AEI may nominate five designees to our Board and, under the terms of the Bain Capital Investment Agreement (as defined below), for so long as Bain Capital beneficially owns shares of the Company’s common stock in the aggregate and on as-converted basis, at least equal to 50% of the number of shares of common stock that it held on an as-converted basis immediately following the Bain Capital Closing (as defined below), Bain Capital will have the right to designate one member to the Board. Circumstances may occur in which the interests of AEI and Bain Capital could conflict with the interests of holders of other outstanding capital stock, including our common stock.

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
As of December 31, 2022, there were 64,280,631 shares of our common stock outstanding. Substantially all of our issued and outstanding shares are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

We are party to an Investor Rights Agreement, dated March 25, 2021 (the “Investor Rights Agreement”), pursuant to which AEI, Genesis Park Holdings and the other parties thereto are entitled to demand that we register the resale of their securities subject to certain minimum requirements. Stockholders who are party to the Investor Rights Agreement also have certain demand and “piggyback” registration rights with respect to the securities held by such parties. In addition, pursuant to the Registration Rights Agreements, dated October 28, 2022, by and among us and the Investors (the “Series A Registration Rights Agreement”), no later than July 28, 2023, we will be required to file a shelf registration statement to permit the public resale of the shares of common stock underlying the Investors’ Series A Convertible Preferred Stock, and each party will also have additional demand and “piggyback” registration rights with respect to those shares. We are also a party to a Registration Rights Agreement, dated April 14, 2022, by and between us and B. Riley Principal Capital, LLC (the “B. Riley Registration Rights Agreement”), pursuant to which B. Riley Principal Capital, LLC is entitled to demand that we register the resale of its securities subject to certain minimum requirements.

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
On April 14, 2022, we entered into a common stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley”), pursuant to which B. Riley has committed to purchase up to $80.0 million of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The shares of our common stock that may be issued under the Purchase Agreement may be sold by us to B. Riley at our discretion from time to time over an approximately 24-month period. During the year ended December 31, 2022, we sold 909,669 shares of our common stock for net proceeds of $3.0 million pursuant to the Purchase Agreement.

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

Moreover, although the Purchase Agreement provides that we may, in our discretion, from time to time during the term of the Purchase Agreement, direct B. Riley to purchase shares of our common stock from us, for a maximum aggregate purchase price of up to $80.0 million, only 9,127,751 shares of common stock of which 127,751 represent the commitment shares we issued to B. Riley upon our execution of the Purchase Agreement on April 14, 2022) were registered for resale under a registration statement on Form S-1. Accordingly, only 9,000,000 of such shares represent shares that we may elect, in our sole discretion, to issue and sell to B. Riley, from time to time under the Purchase Agreement. As of December 31, 2022, registered shares available for purchase under the committed equity facility were 8,090,331. Assuming all of the registered shares available and offered for resale by B. Riley were sold by us to B. Riley for per share price of $1.98 (which represents the official closing price of our common stock on the NYSE on December 31, 2022), less a 3.0% discount (the same fixed percentage discount that will be used to calculate the applicable per share purchase price for shares of common stock that we may elect to sell to B. Riley under the Purchase Agreement), we would only receive aggregate gross proceeds of approximately $18.5 million, Therefore, because the market prices of our common stock fluctuates, the actual purchase prices to be paid by B. Riley for shares of our common stock that we direct it to purchase under the Purchase Agreement, also fluctuate because they will be based on such fluctuating market prices of our common stock. In order to receive aggregate gross proceeds equal to B. Riley’s $80.0 million total aggregate purchase commitment under the Purchase Agreement, we would have to register additional shares of common stock.

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

The market price of our common stock has fluctuated and the price of our common stock and warrants may continue to fluctuate due to numerous circumstances beyond our control.
The market price of our common stock and warrants has fluctuated, and may continue to fluctuate, due to many factors, some of which may be beyond our control. These factors include, without limitation:
•“short squeezes” and meme-like trading of our common stock or the common equity of companies in our industry;
•comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;
•actual or anticipated fluctuations in our financial and operating results;
•our quarterly or annual earnings or those of other companies in our industry compared to market;
•future announcements or press coverage concerning our business or our competitors’ businesses;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•the size of our public float; and
•changes in general market, economic, and political conditions in the United States and global economies or financial markets.

Stock markets in general have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Volatility in the market price of our common stock may prevent investors from being able to sell their shares of common stock at or above their purchase price or at all. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

A “short squeeze” due to a sudden increase in demand for shares of our common stock that largely exceeds supply could lead to price volatility in shares of our common stock.
Investors may purchase shares of our common stock to hedge existing exposure or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase shares of our common stock for delivery to lenders of our common stock. Those repurchases may in turn, dramatically increase the price of shares of our common stock until additional shares of our common stock are available for trading or borrowing. This is often referred to as a “short squeeze.”

A short squeeze could lead to volatile price movements in shares of our common stock that are unrelated or disproportionate to our operating performance or prospects and, once investors purchase the shares of our common stock necessary to cover their short positions, the price of our common stock may rapidly decline. Investors that purchase shares of our common stock during a short squeeze may lose a significant portion of their investment.

Risks Related to Being a Public Company
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
The Company’s common stock is listed on the NYSE under the symbol “RDW”. The price of our common stock may be adversely affected due to, among other things, our financial results and market conditions. There can be no assurance that we will continue to remain in compliance with this standard or that we will remain in compliance with any of the other applicable continued listing standards of the NYSE.

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

We may issue additional common stock or other equity securities which could dilute our shareholders’ ownership interests.
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

We do not anticipate paying dividends on our common stock for the foreseeable future.
We do not anticipate that our Board will declare dividends on our common stock in the foreseeable future. In addition, the ability of our Board to pay such dividend in the future may be restricted by our debt documents, our holding company structure and capital requirements at our subsidiaries. Because we do not pay dividends on our common stock, and do not anticipate paying dividends on our common stock for the foreseeable future, the price of our common stock must appreciate in order for you to realize a gain on your investment. This appreciation may not occur.

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

The material weaknesses above did not result in a misstatement to the consolidated financial statements.

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

The IT deficiencies noted above did not result in a misstatement to the consolidated financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.

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

•We reviewed the personnel structure and identified new positions to enhance our accounting and financial reporting team. Some of these individuals were onboarded during the years ended December 31, 2021 and 2022, while others are expected to be onboarded during 2023. We have and expect to continue to align our personnel to specific areas and responsibilities to alleviate the numerous competing responsibilities currently faced.
•We engaged a third-party global consulting firm to accelerate the development and formalization of a risk assessment process across the organization to identify risks and design new controls or enhance existing controls responsive to such risks to ensure timely and accurate financial reporting.
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

•We are in the process of performing an assessment of all information technology systems which provide data for financial reporting purposes and consolidating systems where appropriate. As part of this assessment, we will be designing, implementing and documenting IT general controls.

We are working to remediate the material weaknesses as efficiently and effectively as possible and expect full remediation will likely go beyond December 31, 2023. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in the Company incurring additional costs, and will place additional demands on our financial and operational resources.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate from 10 locations in the United States and 2 locations in Europe consisting of offices, warehouses, service centers, laboratories and other facilities approximating 335,922 square feet as of December 31, 2022. The Company also retains use of additional storage and administrative space as needed to support operations, which are not included in the table below.

We lease all of our properties. The majority of leases are for varying term lengths up to eight years. Our locations range in size from 2,136 to 52,797 square feet.

Our headquarters is located in Jacksonville, Florida, in proximity to major NASA and other space offices and operations. We also have North American locations in California, Colorado, Florida, Indiana, Massachusetts and New Mexico. In Europe, we have one facility in Luxembourg and one in Belgium. Each of these facilities is strategically located near major national security or civil space community facilities, key customer facilities, commercial space centers and/or prestigious engineering talent pools.

Company	Location	Facilities
Domestic
Corporate Headquarters	Jacksonville, Florida	1
Adcole	Marlborough, Massachusetts	1
Deep Space Systems	Littleton, Colorado	1
Deployable Space Systems	Goleta, California	2
Loadpath	Albuquerque, New Mexico	1
Made in Space	Jacksonville, Florida(ii)	1
Oakman	Littleton, Colorado(i)	1
Roccor	Longmont, Colorado	1
Techshot	Merritt Island, Florida	1
	Greenville, Indiana	1
Foreign
Made in Space Europe	Luxembourg City, Luxembourg	1
Redwire Space NV	Antwerp, Belgium	1

(i)During 2022, the Company exited certain locations after the lease expiration to consolidate operations within the respective state.
(ii)The Company retains the offices and laboratories for Made in Space within the same facility as the Corporate Headquarters.

We believe that our properties are in good operating condition and believe the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future. We may improve, replace or reduce facilities as considered appropriate to meet the needs of our operations. Our current facilities have supported the development of technology that is transforming the space industry, and the current footprint is sufficient to support near-term growth. However, as we continue to grow, we plan to continue and even accelerate the pace of leasehold improvements so that our facility capacity is not a limiting factor on our growth. Expansion and reconfiguration of our existing facilities are also being studied to support further growth and cost optimization in the future.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and public warrants are listed on the New York Stock Exchange and trade under the symbols “RDW” and “RDW WS”, respectively. Each warrant entitles the registered holder to purchase one share of our common stock at a price of $11.50 per share, subject to certain adjustments. As of March 28, 2023, there were 64,280,631 shares of common stock outstanding and 8,188,811 public warrants outstanding.

Holders

As of March 28, 2023, there were 37 holders of our common stock and 12 holders of our warrants of record. These numbers do not include an estimate of the indeterminate number of beneficial holders whose shares and warrants may be held by brokerage firms and clearing agencies.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

During the three months ended December 31, 2022, the Company issued no shares of common stock to B. Riley Principal Capital, LLC (“B. Riley”) under the Common Stock Purchase Agreement (the “Agreement”), dated April 14, 2022.

On October 28, 2022 and November 3, 7 and 8, 2022, we issued a total of 81,250 shares of Series A Convertible Preferred Stock to AE Industrial Partners Fund II, LP (“AEI Fund II”) and AE Industrial Partners Structured Solutions I, LP (“AEI Structured Solutions”), affiliates of AEI, BCC Redwire Aggregator, L.P. (“Bain Capital”) and certain other investors for aggregate proceeds of $81.3 million. These shares were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stock Performance Graph

Not applicable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. Certain information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Item 1A. Risk Factors” and the "Cautionary Note Regarding Forward-Looking Statements” sections of this Annual Report on Form 10-K. Unless the context otherwise requires, all references in this section to the “Company,” “Redwire,” “we,” “us” or “our” refer to Redwire Corporation and its consolidated subsidiaries.
Business Overview
Redwire is a global leader in space infrastructure - we provide the foundational building blocks that are enabling the most complex space missions. With decades of flight heritage combined with the agile and innovative culture of a commercial space platform, we are uniquely positioned to assist our customers in solving the complex challenges of future space missions.

With decades of proven flight heritage uniquely combined with innovative products and culture, Redwire is uniquely positioned to assist our customers in solving the complex challenges of future space missions and industries. Redwire has three primary areas of focus that form our business: (1) Enabling space mission providers, such as government agencies and large prime contractors, with a broad portfolio of space infrastructure, systems, subsystems, and components; (2) Providing the infrastructure and technology needed for people to permanently explore, live and work in space; and (3) assisting international spacefaring allies in the development of organic space capabilities.

Redwire is a global leader in space infrastructure enabling space mission providers with the foundational building blocks needed for their complex space missions to succeed. Space infrastructure is critical to our terrestrial economy in areas such as telecommunications, navigation and timing, climate monitoring, weather forecasting, Earth observation, national security, and even planetary defense. Redwire does not offer full mission solutions for all these areas, but our government and marquee customers such as government agencies and large prime contractors do. We offer a broad array of products and services, many of which have been enabling space missions since the 1960s and have been flight-proven on over 200 spaceflight missions, including missions such as the GPS constellation, New Horizons and Perseverance. We are also a provider of innovative technologies with the potential to help transform the economics of space and create new markets for its exploration and commercialization. One example of this is our proprietary roll out solar array (ROSA) systems. Other examples of our proprietary technologies include deployable structures, human-rated camera systems and digital engineering

Redwire plays a critical role for people to Explore, Live and Work in space.
•Explore: For decades, we have played a critical role in historic space exploration missions, such as NASA’s Mars Perseverance Rover. More recently, we served our partner Lockheed Martin and our customer NASA by providing the ”Eyes of Orion” for NASA’s Artemis I mission.
•Live: NASA has laid out a plan to decommission and deorbit the ISS by 2031. As a result, commercial space station development to replace the ISS is anticipated to occur over the next eight years. Redwire ROSA power solutions, berthing and docking mechanisms, robotics and other key technologies are expected to be major subsystems for this opportunity.
•Work: We are a leader in microgravity research and development on the ISS, with over 20 payloads developed and deployed. As commercial space stations and new space industries become a reality, demand is expected to increase for advanced in-space manufacturing and biotech facilities that generate new materials and breakthrough medical treatments manufactured in microgravity.

With the recently renewed global fascination with space, international spacefaring allies need a partner like Redwire to develop their organic space capabilities. With the acquisition of Belgium-based Redwire Space NV, we have a unique portfolio of highly synergistic and complementary core space infrastructure offerings that significantly enhance our access to addressable markets in Europe and the rest of the world. Redwire’s acquisition of Space NV comes as space budgets in Europe increase, with the European Space Agency receiving a 17% increase in budget compared to 2019. Across the globe, many nations see space as a unique opportunity to build national prestige and expand their economies. In addition to the U.S. and Europe, Saudi Arabia, the United Arab Emirates, Hungary, Poland, and India, are making notable investments in space technology, thereby significantly increasing the total addressable market for Redwire.

While Redwire has grown organically, we also continue to integrate several acquisitions from a fragmented landscape of space-focused technology companies with innovative capabilities and deep flight heritage. Many of our technologies are flight-proven and have been adopted by a broad range of customers across national security, civil and commercial space. Combining heritage and innovation has enabled us to accelerate the delivery of these disruptive technologies.

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
Recent Developments
During the year ended December 31, 2022, the Company continued to serve as a critical mission partner to commercial, civil, and national security customers with operational wins in areas such as power systems and structures, LEO commercialization and human space flight, as well as navigation, avionics and engineering solutions. Revenues, bookings and deliveries have gained momentum due to a virtuous cycle of quality performance leading to growing contracts in high-growth product lines. In addition, the Company’s go-to-market strategy has expanded work share with new and existing customers. These developments represent the Company’s continued enablement of the missions of today and demonstrate our dedication to accelerating humanity’s expansion into space by delivering reliable, economical, and sustainable infrastructure for future generations. Our products and technologies are enabling multiple constellations and multi-shipset, multi-year programs for commercial partners and government agencies, such as the Space

Development Agency (“SDA”), the U.S. Space Force, National Aeronautics and Space Administration (“NASA”), and commercial customers.
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
The Company continues to provide solar array solutions for a variety of customers, including early delivery relative to its baseline schedule of the fourth Roll-Out Solar Array (“ROSA”) solar array for augmentation of the International Space Station’s (“ISS”) power generation capabilities. Following up on the successful installation of wings 1 and 2 in 2021 and wings 3 and 4 in 2022, wings 5 and 6 are scheduled to be launched in 2023. In addition, wings 7 and 8 were awarded in 2022 to complete the ISS power system upgrade in 2024. During the second quarter of 2022, the Company also delivered additional shipsets of ROSA arrays to multiple commercial customers and expanded our ROSA product line backlog. ROSA is an innovative solar array technology proprietary to Redwire and is operating on a variety of missions such as NASA’s Double Asteroid Redirection Test (“DART”). In September 2022, NASA’s DART spacecraft, powered by two ROSA wings and guided by digital sun sensors produced by the Company, crashed into the asteroid moonlet Dimorphos and successfully completed the world’s first full-scale planetary defense test mission. The Company’s solar array product lines have a robust and growing backlog, including the Power and Propulsion Element of the Lunar Gateway and a variety of small low Earth orbit (“LEO”) satellites. To support anticipated growth of the ROSA, rigid panel solar arrays, and deployable structures product line, the Company opened a new facility in Goleta, CA in the third quarter of 2022.
During the year ended December 31, 2022, the Company introduced new product configurations and entered into new strategic relationships to expand its total addressable market and support future growth opportunities for the star trackers, sun sensors, and camera systems product lines. In addition, the Company’s digital engineering teams continued to deliver modeling and simulation demonstrations for multiple customers. Cost increases and additional research and development investment in this area impacted the Company’s performance for the year ended December 31, 2022. The Company expects to continue to invest in technologies and infrastructure to increase production capacity and operating leverage through the remainder of 2022.
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

On September 2, 2021, the Company consummated the Merger. Upon the closing of the Merger, GPAC was renamed to Redwire Corporation. The Merger was accounted for as a reverse recapitalization in which GPAC was treated as the acquired company. A reverse recapitalization does not result in a new basis of accounting, and the consolidated financial statements of the combined entity represent the continuation of the consolidated financial statements of the Company in many respects. In Space Inc. (“MIS”) was deemed the accounting predecessor and the combined entity is the successor SEC registrant, Redwire Corporation.

The aggregate consideration paid to Holdings consisted of a combination of cash and stock. The cash consideration was comprised of $75.0 million (such amount, the “Closing Cash Consideration”). The remainder of the consideration was comprised of (i) 37,200,000 shares of common stock, par value $0.0001 per share, of GPAC (the “Closing Share Consideration”) and (ii) 2,000,000 warrants to purchase one share of common stock per warrant (the “Closing Warrant Consideration”), with such amount of warrants corresponding to the forfeiture of certain warrants acquired by GPAC’s Sponsor, Genesis Park Holdings, a Cayman Islands limited liability company and Jefferies LLC in connection with GPAC’s initial public offering. At the effective time of the First Merger, the units of Cosmos were canceled and automatically deemed for all purposes to represent the right to receive, in the aggregate, the Closing Cash Consideration, the Closing Share Consideration and the Closing Warrant Consideration.

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

The macroeconomic environment and COVID-19 pandemic have impacted the cost and schedule of numerous programs in our existing backlog resulting in program execution delays. We are also observing stress in our domestic and foreign supplier base, which is tied to global supply chain constraints, labor shortages, inflationary pressures and financial market volatility. The near and long-term implication of these delays and the timing of new awards remains uncertain.

During 2022, inflation and supply chain pressures have resulted in unfavorable cost estimates at completion (“EAC”) adjustments related to increased production costs, which has impacted our revenues, primarily in the Mission Solutions reporting unit, increased research and development costs, and increased cost of capital. To date, these factors have had a material adverse effect on our results of operations including the impairment expense recorded in the second and fourth quarter of 2022. Please refer to Note G, Note H, Note I and Note T of the accompanying notes to the consolidated financial statements for additional information.

We will continue to monitor and assess the actual and potential impacts of these matters on employees, customers, suppliers, all of which, to some extent, have and will continue to impact revenues, estimated costs to complete projects, earnings and cash flow.

Committed Equity Facility
On April 14, 2022, the Company entered into an $80.0 million common stock purchase agreement (“Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley”) to further support its growth strategy through initiatives such as accretive acquisitions and internal investments, to bolster working capital, and/or for general corporate purposes. Please refer to Note P of the accompanying notes to the consolidated financial statements for additional information.

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

In addition, on November 7 and 8, 2022, the Company entered into additional investment agreements (the “Additional Investment Agreements”) with various investors (collectively, the “Additional Investors”) pursuant to which the Company issued and sold a total of 1,250 shares of the Convertible Preferred Stock to the Additional Investors for an aggregate purchase price of $1.25 million. Please refer to Note O of the accompanying notes to the consolidated financial statements for additional information.

Acquisition Activity
On October 31, 2022, the Company acquired 100% of the equity interests in Redwire Space NV (f/k/a QinetiQ Space NV) (“Space NV”) for $36.9 million (€36.8 million) in cash. Space NV was founded in 1983 and is a Belgium-based commercial space business providing design and integration of critical space infrastructure and other instruments for end-to-end space missions. Space NV has over 35 years of mission heritage in orbit, delivering observation, platforms, science, navigation and secure communications critical infrastructure to civil and commercial space customers, including the European Space Agency (“ESA”) and the Belgian Science Policy Office (“BELSPO”). Space NV’s core product offerings complement Redwire’s portfolio and include advanced payloads, small satellite technology, berthing and docking equipment and space instruments. Space NV is expected to provide Redwire with enhanced scale and innovation capabilities across numerous high-growth space areas, an expanded total addressable market and increased exposure to European customers. Please refer to Note C of the accompanying notes to the consolidated financial statements for additional information.

Results of Operations

Results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021

The following table presents our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 expressed in U.S. thousands of dollars, along with the percentage of revenues and the dollar and percent change compared to the prior period:

	Year Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	December 31, 2022	% of revenues	December 31, 2021	% of revenues
Revenues	$160,549	100%	$137,601	100%	$22,948	17%
Cost of sales	131,854	82	108,224	79	23,630	22
Gross margin	28,695	18	29,377	21	(682)	(2)
Operating expenses:
Selling, general and administrative expenses	70,342	44	78,695	57	(8,353)	(11)
Contingent earnout expense	—	—	11,337	8	(11,337)	(100)
Transaction expenses	3,237	2	5,016	4	(1,779)	(35)
Impairment expense	96,623	60	—	—	96,623	100
Research and development	4,941	3	4,516	3	425	9
Operating income (loss)	(146,448)	(91)	(70,187)	(51)	(76,261)	109
Interest expense, net	8,219	5	6,456	5	1,763	27
Other (income) expense, net	(16,075)	(10)	(3,837)	(3)	(12,238)	319
Income (loss) before income taxes	(138,592)	(86)	(72,806)	(53)	(65,786)	90
Income tax expense (benefit)	(7,972)	(5)	(11,269)	(8)	3,297	(29)
Net income (loss)	(130,620)	(81)	(61,537)	(45)	(69,083)	112
Net income (loss) attributable to noncontrolling interests	(3)	—	—	—	(3)	(100)
Net income (loss) attributable to Redwire Corporation	$(130,617)	(81)%	$(61,537)	(45)%	$(69,080)	112%

For purposes of the following discussion and analysis, any financial impact related to the acquisition of Oakman Aerospace, Inc. (“Oakman”), Deployable Space Systems, Inc. (“DPSS”) and Techshot, Inc. (“Techshot”) is collectively referred to as the “2021 Acquisitions.”

Revenues
Revenues increased by $22.9 million, or 17%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The year-over-year increase in revenues was primarily driven by $8.8 million of contributed revenue from the Techshot acquisition and $11.7 million of contributed revenue from the Space NV acquisition as well as changes in contract mix and the timing of product deliveries in the deployables and engineering solutions space. This activity was partially offset by the timing of subcontracted work in addition to macroeconomic headwinds, including inflation and supply chain pressures, that resulted in unfavorable EAC adjustments and increased production costs, primarily in the Mission Solutions reporting unit.

Cost of Sales
Cost of sales increased $23.6 million, or 22%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The year-over-year increase in cost of sales was primarily driven by increased costs associated with revenue growth for the period, $6.6 million of contributed cost of sales from the Techshot acquisition and $9.2 million of contributed cost of sales from the Space NV acquisition, as well as the macroeconomic factors discussed above, primarily in the Mission Solutions reporting unit.

Gross Margin
Gross margin decreased $0.7 million, or 2%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. As a percentage of sales, gross margin was 18% and 21% for the year ended December 31, 2022 and December 31, 2021, respectively. The year-over-year decrease in gross margin was primarily driven by changes in contract mix and an increase in production costs due to macroeconomic factors discussed above, primarily in the Mission Solutions reporting unit.
Selling, General and Administrative Expenses
SG&A expenses decreased $8.4 million, or 11%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The year-over-year decrease in SG&A was primarily driven by a reduction in equity-based compensation expense of $16.8 million related to profit interest awards that were fully expended during the year ended December 31, 2021. This was partially offset by increased payroll costs related to our expanded workforce of $6.5 million and $2.6 million contributed SG&A from the Space NV acquisition.

Contingent Earnout Expense
Contingent earnout expenses decreased $11.3 million, or 100%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Earnout expense in the year ended December 31, 2021 related to a settlement agreement the Company executed with MIS regarding the contingent earnout payment set forth in the purchase agreement and a Roccor contingent earnout payment. There was no such expense or payment recognized during the year ended December 31, 2022.

Transaction Expenses
Transaction expenses decreased $1.8 million, or 35%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The transaction expenses incurred in the year ended December 31, 2022 were primarily related to the acquisitions of Techshot and Space NV, while transaction expenses incurred in the year ended December 31, 2021 included the 2021 Acquisitions.

Impairment Expense
Impairment expense increased $96.6 million, or 100%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. During the second and fourth quarter of 2022, the Company performed an interim and annual quantitative goodwill and long-lived asset impairment test and recorded a non-cash, pre-tax and post-tax impairment charge of $96.6 million. Of this amount, $13.1 million related to property, plant and equipment, $30.9 million related to intangible assets, $2.7 million related to right-of-use assets and $49.9 million related to goodwill. There was no such impairment charge during the year ended December 31, 2021. Please refer to Note G, Note H, Note I, Note K and Note T of the accompanying notes to the consolidated financial statements for additional information related to impairment.

Research and Development
Research and development expenses increased $0.4 million, or 9%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by the strategic decision to invest in future technologies despite macroeconomic factors that increased the cost of research and development activities. The remaining increase was due to varied spending on projects related to solar arrays, modeling and simulation environments, and technologies related to low Earth orbit commercialization, including biofabrication, polymer and metal manufacturing, and cold stowage services. Contributed expenses from the Techshot acquisition was $1.1 million for the year ended December 31, 2022.

Interest Expense, net
Interest expense, net increased $1.8 million, or 27.3%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was primarily related to an increase in the Company’s cost of capital due to the increase in variable interest rates as well as the debt financing activities undertaken during the year ended December 31, 2022. Please refer to Note J of the accompanying notes to the consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net increased $12.2 million, or 319%, for the year ended December 31, 2022 compared to the year ended

December 31, 2021. The year-over-year increase was primarily due to a gain recognized as a result of a decrease in the fair value of the private warrant liability of $17.8 million for the year ended December 31, 2022 as compared to $2.6 million for the year ended December 31, 2021. The increase was partially offset by $0.8 million of costs incurred as a result of executing the Purchase Agreement with B. Riley and a $0.5 million loss recognized as a result of a decrease in the fair value of the Committed Equity Facility. Please refer to Note D of the accompanying notes to the consolidated financial statements for additional information related to the private warrants and the Committed Equity Facility. Please refer to Note P of the accompanying notes to the consolidated financial statements for further information related to the Purchase Agreement with B. Riley.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Year Ended
(in thousands, except percent)	December 31, 2022	December 31, 2021
Income tax expense (benefit)	$(7,972)	$(11,269)
Effective tax rate	5.8%	15.5%
The decrease in our effective tax rate for the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily due to the impact of nondeductible impairment and the valuation of warrants during the year ended December 31, 2022. Please refer to Note M of the accompanying notes to the consolidated financial statements for further discussion.

Net Income (Loss) Attributable to Noncontrolling Interests
The decrease in net income (loss) attributable to noncontrolling interests for the year ended December 31, 2022 compared to the year ended December 31, 2021 is due to the noncontrolling portion of net income (loss) related to the Company’s variable interest in Redu Operations Services SA/NV (“ROS”) for 2022. There was no such comparable amounts during the prior year. Please refer to Note V of the accompanying notes to the consolidated financial statements for further information.

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

Adjusted EBITDA is defined as net income (loss) adjusted for interest expense (income), net, income tax (benefit) expense, depreciation and amortization, impairment expense, acquisition deal costs, acquisition integration costs, acquisition earnout costs, purchase accounting fair value adjustment related to deferred revenue, severance costs, capital market and advisory fees, litigation-related expenses, write-off of long-lived assets, equity-based compensation, committed equity facility transaction costs, debt financing costs, and warrant liability fair value adjustments. Pro Forma Adjusted EBITDA is defined as Adjusted EBITDA further adjusted for the incremental Adjusted EBITDA that acquired businesses would have contributed for the periods presented if such acquisitions had occurred on January 1 of the year in which they occurred. Accordingly, historical financial information for the businesses acquired includes pro forma adjustments calculated in a manner consistent with the concepts of Article 8 of Regulation S-X, which are ultimately added back in the calculation of Adjusted EBITDA. As an emerging growth company that has completed a significant number of acquisitions in 2021 and 2022, we believe Pro Forma Adjusted EBITDA provides meaningful insights into the impact of strategic acquisitions as well as an indicative run rate of the Company’s future operating performance.

The table below presents a reconciliation of Adjusted EBITDA and Pro Forma Adjusted EBITDA to net income (loss), computed in accordance with U.S. GAAP for the following periods:

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021
Net income (loss)	$(130,620)	$(61,537)
Interest expense	8,220	6,458
Income tax expense (benefit)	(7,972)	(11,269)
Depreciation and amortization	11,288	10,584
Impairment expense	96,623	—
Acquisition deal costs (i)	3,237	5,237
Acquisition integration costs (i)	3,915	2,383
Acquisition earnout costs (ii)	—	11,337
Purchase accounting fair value adjustment related to deferred revenue (ii)	139	310
Severance costs (iii)	1,311	—
Capital market and advisory fees (iv)	5,547	10,258
Litigation-related expenses (v)	2,877	2,978
Equity-based compensation (vi)	10,786	27,112
Committed equity facility transaction costs (vii)	1,364	—
Debt financing costs (viii)	102	48
Warrant liability change in fair value adjustment (ix)	(17,784)	(2,629)
Adjusted EBITDA	(10,967)	1,270
Pro forma impact on Adjusted EBITDA (x)	3,932	1,979
Pro Forma Adjusted EBITDA	$(7,035)	$3,249
i.Redwire incurred acquisition costs including due diligence, integration costs and additional expenses related to pre-acquisition activity.
ii.Redwire incurred acquisition costs related to the Roccor and MIS contingent earnout payments and purchase accounting fair value adjustments to unwind deferred revenue for MIS and DPSS.
iii.Redwire incurred severance costs related to separation agreements entered into with former employees, including, but not limited to, the Company’s former CFO and COO.
iv.Redwire incurred capital market and advisory fees related to advisors assisting with preparation for the Merger and transitional costs associated with becoming a public company.
v.Redwire incurred expenses related to the Audit Committee investigation and securities litigation as further described in Note N of the accompanying notes to the consolidated financial statements.
vi.Redwire incurred expenses related to equity-based compensation under Redwire’s equity-based compensation plan.
vii.Redwire incurred expenses related to the committed equity facility with B. Riley, which includes consideration paid to enter into the Purchase Agreement as well as changes in the fair value of the associated derivative asset.
viii.Redwire incurred expenses related to debt financing agreements, including amendment related fees paid to third parties that are expensed in accordance with ASC 470, Debt. Amounts presented for the year ended December 31, 2021 were previously reported under capital market and advisory fees.
ix.Redwire adjusted the fair value of the private warrant liability with changes in fair value recognized as a gain or loss during the respective periods.
x.Pro forma impact is computed in a manner consistent with the concepts of Article 8 of Regulation S-X and represents the incremental results of a full period of operations assuming the entities acquired during the periods presented were acquired from January 1 of the year in which they occurred. For the year ended December 31, 2021, the pro forma impact included the results of Oakman, DPSS and Techshot, while the year ended December 31, 2022 included the results of Space NV.

Key Performance Indicators
Book-to-Bill
Our book-to-bill ratio was as follows for the periods presented:

	Year Ended
(in thousands, except ratio)	December 31, 2022	December 31, 2021
Contracts awarded	$327,035	$155,070
Revenues	160,549	137,601
Book-to-bill ratio	2.04	1.13
Book-to-bill is the ratio of total contracts awarded to revenues recorded in the same period. The contracts awarded balance includes firm contract orders including time and material contracts which were awarded during the period and does not include unexercised contract options or potential orders under indefinite delivery/indefinite quantity contracts. Although the contracts awarded balance reflects firm contract orders, terminations, amendments, or contract cancellations may occur which could result in a reduction to the contracts awarded balance.

We view book-to-bill as an indicator of future revenue growth potential. To drive future revenue growth, our goal is for the level of contracts awarded in a given period to exceed the revenue recorded, thus yielding a book-to-bill ratio greater than 1.0.

Our book-to-bill ratio was 2.04 for the year ended December 31, 2022, as compared to 1.13 for the year ended December 31, 2021. For the year ended December 31, 2022, $109.8 million of the contracts awarded balance relates to acquired contract value from the Space NV acquisition. For the year ended December 31, 2021, $41.5 million of the contracts awarded balance relates to acquired contract value from the Oakman, DPSS and Techshot acquisitions.

Backlog
Our total backlog, which includes both contracted and uncontracted backlog, was as follows for the periods presented:

(in thousands)	December 31, 2022	December 31, 2021
Organic backlog, beginning balance	$139,742	$122,273
Organic additions during the period	194,539	155,244
Organic revenue recognized during the period	(148,891)	(137,601)
Foreign currency translation	(478)	(174)
Organic backlog, ending balance	184,912	139,742

Acquisition-related contract value, beginning balance	—	—
Acquisition-related contract value acquired during the period	109,765	—
Acquisition-related additions during the period	22,731	—
Acquisition-related revenue recognized during the period	(11,658)	—
Foreign currency translation	7,307	—
Acquisition-related backlog, ending balance	128,145	—

Contracted backlog, ending balance	313,057	139,742
Uncontracted backlog, ending balance	152,072	131,893
Total backlog, ending balance	$465,129	$271,635

We view growth in backlog as a key measure of our business growth. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Our contracted backlog includes $37.4 million and $10.7 million in remaining contract value from time and materials contracts as of December 31, 2022 and as of December 31, 2021, respectively.

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

Organic contract value includes the remaining contract value as of January 1 not yet recognized as revenue and additional orders awarded during the period for those entities treated as organic. Acquisition-related contract value includes remaining contract value as of the acquisition date not yet recognized as revenue and additional orders awarded during the period for entities not treated as organic. The acquisition-related contract backlog activity presented in the table above includes only the contracted backlog of Space NV. Similarly, organic revenue includes revenue earned during the period presented for those entities treated as organic, while acquisition-related revenue includes the same for all other entities, excluding any pre-acquisition revenue earned during the period.

Uncontracted backlog represents the anticipated contract value, or portion thereof, of goods and services to be delivered under existing contracts which have not been appropriated or otherwise authorized. Uncontracted backlog includes $37.4 million and $67.8 million of contract extensions under negotiation that were priced, fully scoped, verbally awarded, and expected to be executed shortly as of December 31, 2022 and as of December 31, 2021, respectively.

Although contracted backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog. In addition, some of our multi-year contracts are subject to annual funding. Management fully expects all amounts reflected in contracted backlog to ultimately be fully funded. Contracted backlog from foreign operations in Luxembourg and Belgium was $129.9 million and $5.3 million as of December 31, 2022 and December 31, 2021, respectively. These amounts are subject to foreign exchange rate translations from euros to U.S. dollars that could cause the remaining backlog balance to fluctuate with the foreign exchange rate at the time of measurement.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows provided by our operations, access to existing credit facilities, proceeds from the issuance of common stock under the B. Riley committed equity facility and proceeds from the sale of Convertible Preferred Stock. Since its inception, the Company has incurred net losses and negative operating cash flow, and has used its cash to fund capital expenditures, costs associated with the Company’s acquisitions, and costs associated with the Merger, among other uses. While some of these cash outflows have been non-recurring in nature, the Company has continued to experience net cash outflows from operating activities. While the Company believes its continued growth and cash flow management will result in improvements in cash from operating activities going forward, there can be no assurance these improvements will be achieved.

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

Our ability to fund our cash needs is dependent upon the successful execution of our business strategy and future operating results. Our future operating results are subject to, among others, general economic conditions, including as a result of the COVID-19 pandemic, heightened inflation, rising interest rates and supply chain pressures, competitive dynamics in our target markets as well as legislative and regulatory factors that may be outside of our control. As part of our business and debt management strategy, we continuously evaluate opportunities to further strengthen our financial and liquidity position including the issuance of additional equity or debt securities, refinance or otherwise restructure our existing credit facilities, or enter into new financing arrangements. On April 14, 2022, the Company entered into a committed equity facility and during the fourth quarter of 2022 sold shares of Convertible Preferred Stock. See below for more information. In addition, the Company has been executing on certain cost reduction actions including, among others, integration-related workforce rationalizations, real estate synergies, business unit optimization initiatives, and cost savings associated with certain Corporate level employment costs. There can be no assurance that any of these actions will be sufficient to allow us to service our debt obligations, meet our debt covenants, or that such actions will not result in an adverse impact on our business.

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

The Company used a portion of the proceeds from the sale of the Purchased Shares to finance the acquisition of Space NV. In addition, the Company intends to use the remaining proceeds for certain corporate purposes, which may include (i) investing in current capabilities which the Company believes will assist in meeting customer demand and in expanding current Company offerings; (ii) expanding and diversifying the Company’s global infrastructure offerings; and (iii) increasing the total available liquidity of the Company. Please refer to Note J of the accompanying notes to the consolidated financial statements for additional information.

As of December 31, 2022, our available liquidity totaled $53.3 million, which was comprised of $28.3 million in cash and cash equivalents, and $25.0 million in available borrowings from our existing credit facilities. We believe that our existing sources of liquidity will be sufficient to meet our working capital needs and comply with our debt covenants for at least the next twelve months from the date on which our consolidated financial statements were issued. However, the Company’s current liquidity may not be sufficient to meet the required long-term liquidity needs associated with continued use of cash from operating activities at historical levels, in addition to its other liquidity needs associated with its capital expenditures, debt payments, and other investing and financing requirements.

The table below summarizes our outstanding debt as of the following periods:

(in thousands)	December 31, 2022	December 31, 2021
Adams Street Term Loan	$30,626	$30,690
Adams Street Revolving Credit Facility	—	—
Adams Street Delayed Draw Term Loan	14,819	14,850
Adams Street Incremental Term Loan	31,695	31,760
D&O Financing Loans	1,798	1,904
Total debt	78,938	79,204
Less: unamortized discounts and issuance costs	1,615	1,653
Total debt, net	77,323	77,551
Less: Short-term debt, including current portion of long-term debt	2,578	2,684
Total long-term debt, net	$74,745	$74,867

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

On January 15, 2021, we drew $15.0 million on the delayed draw term loan to finance the Oakman acquisition. On February 17, 2021, we amended the Adams Street Credit Agreement to increase the principal amount of the Adams Street Term Loan by an additional $32.0 million to finance the DPSS acquisition. On July 30, 2021, we drew $3.0 million on the revolving credit facility and repaid the $3.0 million draw down on September 23, 2021. During the year ended December 31, 2022, the Company made $1.0 million of net payments on the total debt outstanding, including repayments on borrowings under the revolving credit facility. As of December 31, 2022, there were no borrowings outstanding on the revolving credit facility.

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

In August 2022, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Adams Street Capital Credit Agreement, which, among other things, suspended certain covenant compliance requirements commencing with the quarter ended December 31, 2022 through June 30, 2023, and resuming with the first test period ending September 30, 2023. Please refer to Note J of the accompanying notes to the consolidated financial statements for additional information on the Fourth Amendment.

On October 28, 2022, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Adams Street Capital Credit Agreement, which among other things, further suspended certain covenant compliance requirements through September 30, 2023 with such compliance resuming with the fiscal quarter ending December 31, 2023 and providing that the consolidated total net leverage ratio not exceed 7.50:1.00 on the last day of any testing period through the quarter ending September 30, 2024 and not to exceed 6.5:1.00 for testing periods thereafter. Pursuant to the Fifth Amendment, the limited guarantees by the AEI Guarantors are no longer effective. Please refer to Note J of the accompanying notes to the consolidated financial statements for additional information.

As of December 31, 2022, we were in compliance with our debt covenants under the Adams Street Credit Agreement, as amended by the Fifth Amendment.

SVB Loan Agreement
On August 31, 2020, the Company entered into a $45.4 million loan agreement with Silicon Valley Bank, which was subsequently modified to increase the principal to $51.1 million on October 28, 2020 (the “SVB Loan”). On April 2, 2021, the Company amended the SVB Loan Agreement to extend the term from August 2021 to September 30, 2022. On September 2, 2021, the Company repaid the full outstanding principal and interest on the SVB Loan. Subsequent to the repayment, the Company does not have any other financial dealings with SVB.

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

Committed Equity Facility
On April 14, 2022, the Company entered into an $80.0 million Purchase Agreement with B. Riley. The Purchase Agreement governs a committed equity facility that provides the Company with the right, without obligation, to sell and issue up to $80.0 million of its common stock over a period of 24 months to B. Riley at the Company’s sole discretion, subject to certain limitations and conditions. Please refer to Note P of the accompanying notes to the consolidated financial statements for additional information.

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

During the year ended December 31, 2022, the Company sold a total of 909,669 shares of the Company’s common stock for proceeds of $3.0 million pursuant to the Purchase Agreement. As of December 31, 2022, registered shares available for purchase under the committed equity facility were 8,090,331.

Contractual Obligations
The following table presents our contractual obligations as of December 31, 2022:

(in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Adams Street Term Loan	$310	$310	$310	$29,696	$—	$—	$30,626
Adams Street Delayed Draw Term Loan	150	150	150	14,369	—	—	14,819
Adams Street Incremental Term Loan	320	320	320	30,735	—	—	31,695
Adams Street Revolving Credit Facility	—	—	—	—	—	—	—
D&O Loan	1,798	—	—	—	—	—	1,798
Total long-term debt maturities	2,578	780	780	74,800	—	—	78,938
Future minimum operating lease payments	4,026	3,823	3,261	2,644	2,553	2,260	18,567
Future minimum finance lease payments	368	310	222	95	25	—	1,020
Total contractual obligations	$6,972	$4,913	$4,263	$77,539	$2,578	$2,260	$98,525

The Company is obligated under certain operating leases for its facilities and office equipment. Certain facility leases contain predetermined fixed escalation of minimum rents at rates ranging from 1.96% to 4.00% per annum and renewal options that could extend certain leases up to an additional nine years; the office equipment lease contains a renewal option that could extend the lease to consecutive 60-day terms and a purchase option. As of December 31, 2022, the future annual minimum lease payments for operating leases for the year 2023 was estimated at $4.0 million with estimated aggregate minimum lease payments of $18.6 million through expiration of current leases. Refer to Note K of the accompanying notes to the consolidated financial statements for further information.

As of December 31, 2022, the Company had one facility lease that had not yet commenced but created significant future lease obligations in the amount of $1.5 million. The contract was determined to be an operating lease, whereby the Company is not required to make rent payments prior to the lease commencement date while construction is completed on the underlying asset. Due to the nature of the work and the amount of the Company’s contribution to construction period costs, the Company was determined not to be the accounting owner of the asset under construction as the landlord had substantially all of the construction period risks.

Cash Flows
The table below summarizes certain information from the consolidated statements of cash flows for the following periods:

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021
Net cash provided by (used in) operating activities	$(31,657)	$(37,358)
Net cash provided by (used in) investing activities	(37,382)	(38,541)
Net cash provided by (used in) financing activities	76,560	74,210
Effect of foreign currency rate changes on cash and cash equivalents	272	136
Net increase (decrease) in cash and cash equivalents	7,793	(1,553)
Cash and cash equivalents at end of period	$28,316	$20,523

Operating activities
For the year ended December 31, 2022, net cash used in operating activities was $31.7 million. Net loss before deducting depreciation, amortization and other non-cash items generated a cash outflow of $35.7 million and was partially offset by a favorable change in net working capital of $4.1 million during this period. The change in net working capital was largely driven by an increase in deferred revenue of $8.3 million, partially offset by an increase in accounts receivable of $6.6 million. The changes in deferred revenue and accounts receivable relates to the timing of newly awarded contracts and billable milestones occurring during the year ended December 31, 2022.

For the year ended December 31, 2021, net cash used in operating activities was $37.4 million. Net loss before deducting depreciation, amortization and other non-cash items generated a cash outflow of $27.8 million and was further impacted by an unfavorable change in net working capital of $9.5 million during this period. The change in net working capital was largely driven by the increases in accounts receivable of $6.8 million, contract assets of $5.0 million, and prepaid insurance of $2.8 million, and decreases in deferred revenue of $4.5 million and notes payable of $0.6 million, partially offset by the increase in accounts payable and accrued expenses of $10.4 million. The change in prepaid insurance relates to the Company’s directors and officers insurance policy purchased and prepaid and the changes in accounts receivable, contract assets and deferred revenue relates to the timing of billable milestones occurring during the year ended December 31, 2021. The change in accounts payable and accrued expenses is primarily a result of increase accrued payroll related costs and accounts payable due to acquisitions.
Investing activities
For the year ended December 31, 2022, net cash used in investing activities was $37.4 million, consisting of $33.2 million for the acquisition of Space NV, $3.6 million used for the purchase of property, plant and equipment and $0.5 million used for the purchase of software related intangible assets.

For the year ended December 31, 2021, net cash used in investing activities was $38.5 million, consisting of $40.6 million used for the acquisition of Oakman, DPSS and Techshot, $2.1 million used for the purchase of property, plant and equipment and $0.8 million used for the purchase of software related intangible assets. This was partially offset by the settlement of related party receivables resulting in cash received of $4.9 million.
Financing activities
For the year ended December 31, 2022, net cash provided by financing activities was $76.6 million, consisting of $81.3 million proceeds received from the issuance of convertible preferred stock and $22.7 million of proceeds from the Adams Street Revolving Credit Facility and the 2022 D&O Financing Loan, partially offset by $23.7 million used for the repayment of debt, $4.8 million for the payment of issuance costs on the convertible preferred stock, and $1.3 million of loan fees paid to third parties for the amendments made to the Adams Street Credit Agreement. Additionally, $3.0 million was provided by proceeds from the committed equity facility with B. Riley, partially offset by $0.2 million of deal costs paid in relation to executing the Purchase Agreement.
For the year ended December 31, 2021 net cash provided by financing activities was $74.2 million, consisting of proceeds from debt of $53.0 million and proceeds from the Merger of $110.6 million offset by the repayment of debt of $52.8 million and Merger costs of $35.9 million.

Foreign Currency Exposures
Our operations in Belgium and Luxembourg conduct transactions that are primarily denominated in euros, which limits our foreign currency exposure. However, changes in exchange rates, and in particular a strengthening of euros, will negatively affect the Company’s net sales and gross margins as expressed in U.S. dollars.

Critical Accounting Estimates
For the critical accounting estimates used in preparing our consolidated financial statements, we make assumptions and judgments that can have a significant impact on net revenues, cost and expenses, and other (income) expense, net, in our consolidated statements of operations and comprehensive income (loss), as well as, on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.
In accordance with the Company’s policies, we regularly evaluate estimates, assumptions, and judgments. The results of which involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results the Company reports may differ from these estimates.
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
The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has four reporting units, Mission Solutions, Space Components, Engineering Services, and Redwire Europe, which were determined based on similar economic characteristics, financial metrics and product and servicing offerings. Goodwill is tested annually for impairment as of October 1, or more frequently if events or circumstances indicate the carrying value may be impaired. In circumstances where a qualitative analysis indicates that the fair value of a reporting unit does not exceed its carrying value, a quantitative analysis is performed using an income approach.
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
During 2022, the Company performed its annual impairment tests as well as an interim assessment on its intangible assets, including goodwill, in accordance with ASC 350 and ASC 360. Please refer to Note G, Note H, Note I and Note T of the accompanying notes to the consolidated financial statements. During 2021, the Company performed its annual impairment tests, which indicated that no impairment existed.
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

Contingent Consideration
We record contingent consideration resulting from a business combination at its fair value on the acquisition date. The fair value of any contingent consideration is calculated considering the probability of occurrence of an earnout payment. The fair value of contingent consideration is estimated using the Black-Scholes options pricing model, which uses assumptions such as risk-free interest rates, discount rates and volatility rates.
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
The Company recognizes revenue over time using the cost-to-cost method to measure progress on fixed-price and cost-plus fixed fee contracts. Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion (“EAC”). An EAC includes all direct costs and indirect costs directly attributable to a program or allocable based on our program cost pooling arrangements. Estimates regarding the Company’s cost associated with the design, manufacture and delivery of products and services are used in determining the EAC. Changes in EAC are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods. Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” Accordingly, for acquisitions since adoption, contracts were recognized and measured in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” which does not prescribe a reset as of the date of acquisition. For T&M contracts, the Company recognizes revenue reflecting the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other direct billable costs.
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

Post-retirement Benefit Plans
Through the Space NV acquisition, the Company sponsors various post-retirement benefit plans for certain non-U.S. employees including two cash balance plans: (i) a defined benefit pension plan with risk-based coverage for death and disability benefits (collectively, the “Base Plan”) and (ii) a supplementary pension bonus plan that provides variable remuneration linked to employees’ performance (the “Performance Plan”). These cash balance plans are defined benefit plans which provide for post-retirement benefits based on employee and employer contributions and prescribed rates of return in accordance with Belgium Regulation. Accordingly, all Space NV employees are eligible to participate in the supplementary pensions immediately upon entry into service and until the legal retirement age of 65 years (in 2022). The Company is also required to maintain dormant accounts for former employees who have elected not to transfer plan contributions to their new employer. In addition, Belgium Regulation currently provides for statutory minimum guaranteed returns on employee and employer contributions up to a specified annual rate.

It is the Company’s policy to cover 100% of all benefit obligations associated with supplementary pensions, bonus pensions, and other post-retirement benefits (i.e., death and disability) through group insurance policies. Pursuant to the group insurance policies, the insurance entities unconditionally undertakes a legal obligation to provide specified benefits to specific individuals in return for a fixed consideration or premium. This transfer of the benefit obligation is irrevocable and involves the transfer of substantially all risk from the Company to the insurance entity. Accordingly, the Base Plan and Performance Plan are accounted for as insurance contracts in accordance with ASC 715-30. Under the Company’s group insurance policies, the insurance company guarantees minimum statutory reserves, employee and employer contributions, and specified annual rates of return. Combined employee and employer premiums are invested by the insurance company in Branch 21 investment funds in accordance with Belgium Regulation, which are mainly comprised of fixed income assets, which are commingled with the plan assets of other group insurances for the purpose of providing guaranteed returns. The insurance company has fiduciary responsibility for making investment decisions related to Branch 21 and there is no contractual requirement to legally separate the plan assets by individual account or group policy.

As a result of the foregoing, the Company has determined that the unit of account is the insurance contract and therefore, on a plan-by-plan basis, recognizes the net funded status as either a net asset recorded within other non-current assets or a net liability recorded within other non-current liabilities within the consolidated balance sheets. The funded status is measured as the difference between the fair value of each plan’s assets and the benefit obligation. The fair value of each plan’s assets and benefit obligation is measured on December 31st (the “Measurement Date”), consistent with the Company’s fiscal year end, or more frequently, upon the occurrence of certain events such as a significant plan amendment, settlement, or curtailment. Fair value is determined on a plan-by-plan basis and reflects key assumptions in effect as of the Measurement Date.

Actuarial Assumptions
The benefit obligations and assets of the Company’s defined benefit pension plans are measured using actuarial valuations, which are derived based on the terms of the insurance contract and other key assumptions provided for under Belgium Regulation. The assumptions made in this analysis affect both the calculation of the benefit obligations as of the measurement date and the calculation of net periodic pension costs in subsequent periods. When reassessing these assumptions, the Company considers past and current market conditions and makes judgments about future market trends. The Company also considers factors such as the timing and amounts of expected contributions to the plans and expected benefit payments to plan participants. The following disclosures include information related to key assumptions used to determine the projected benefit obligation and plan assets, which drive the net funded status recognized on the Company’s consolidated balance sheets.

For the calculation of the projected benefit obligation, all statutory minimum reserves are based on premiums paid by the employee and employer, plus guaranteed returns provided for under Belgium Regulation. Under the terms of the insurance contracts, all minimum reserves are provided 100% coverage while the return on plan assets is guaranteed for an additional amount plus opportunities for profit sharing as determined by the insurance entity. The difference between historical guaranteed rates of return and the guarantee provided by the insurance entity plus any profit sharing allocated to the participant accounts results in an unfunded or funded status that represents the Company’s projected benefit obligation for the respective plans.

The amount of plan assets includes amounts contributed by the employee and employer and amounts earned from investing the contributions, less benefits paid. In accordance with the Company’s group insurance policies, contributions are invested in commingled investment funds, consisting of underlying equity and fixed income securities, respectively. In accordance with Belgium Regulation, a member of a supplementary pension plan whose employment contract comes to an end has the right to transfer their vested reserves to the pension institution of their new employer, contingent upon certain conditions. Accordingly, for ASC 715 purposes, the best evidence of fair value for plan assets is the cash surrender value as of the Measurement Date.

Differences between the actual return and expected return on plan assets during the year and changes in the benefit obligation for the Company’s defined benefit pension plans due to changes in the annual valuation assumptions generate actuarial gains or losses. Additionally, the benefit obligation for the Company’s defined benefit pension plans may increase or decrease as a result of plan amendments that affect the benefits to plan participants related to service for periods prior to the effective date of the amendment, which generates prior service costs or credits. The Company has elected to immediately recognize actuarial gains and losses as a component of net periodic pension cost for both plan assets and obligations.

Net Periodic Benefit Cost
Net periodic benefit cost is estimated at the beginning of the year, based on beginning-of-the-year (or end-of-prior-year) plan balances and assumptions. These costs are presented in the consolidated statements of operations as follows:
•Service cost are included with other employee compensation costs within cost of sales and selling, general and administrative expenses.
•The other components of net benefit cost are presented within other (income) expense, net, outside of operating expenses.

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
During 2022, the Company identified triggering events and performed impairment assessments on its long-lived assets, including right-of-used assets, in accordance with ASC 360. Please refer to Note K and Note T of the accompanying notes to the consolidated financial statements for additional information.

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

Warrants
As part of the Merger, public warrants were established as equity and private warrants were established as a liability. Classification of the public warrants as equity instruments and the private warrants as liability instruments is based on management’s analysis of the guidance in ASC 815 Derivatives and Hedging and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” Management determined that while the public warrants meet the definition of a derivative, they meet the equity scope exception in ASC 815-10-15-74(a) to be classified in stockholders’ equity and are not subject to remeasurement provided that the Company continues to meet the criteria for equity classification. Management considered whether the private warrants display the three characteristics of a derivative under ASC 815, and concluded that the private warrants meet the definition of a derivative. However, the private warrants fail to meet the equity scope exception in ASC 815-10-15-74(a) and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. The Company measures the private warrant liability at fair value each reporting period with the change in fair value recorded as other (income) expense, net in the consolidated statements of operations and comprehensive income (loss). The Company measured public warrants at the fair value of the equity instruments as of the date of the Merger.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company and is not required to provide the information required under this Item 7A.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Redwire Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Redwire Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), of changes in shareholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note K to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
March 31, 2023

We have served as the Company's auditor since 2020.

REDWIRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$28,316	$20,523
Accounts receivable, net	26,726	16,262
Contract assets	31,041	11,748
Inventory	1,469	688
Income tax receivable	688	688
Prepaid insurance	2,240	2,819
Prepaid expenses and other current assets	5,687	2,488
Total current assets	96,167	55,216
Property, plant and equipment, net	12,761	19,384
Right-of-use assets	13,103	—
Intangible assets, net	66,871	90,842
Goodwill	64,618	96,314
Equity method investments	3,269	—
Other non-current assets	909	—
Total assets	$257,698	$261,756

Liabilities, Convertible Preferred Stock and Equity (Deficit)
Current liabilities:
Accounts payable	$17,584	$13,131
Notes payable to sellers	1,000	1,000
Short-term debt, including current portion of long-term debt	2,578	2,684
Short-term operating lease liabilities	3,214	—
Short-term finance lease liabilities	299	—
Accrued expenses	36,581	17,118
Deferred revenue	29,817	15,734
Other current liabilities	3,666	1,571
Total current liabilities	94,739	51,238
Long-term debt	74,745	74,867
Long-term operating lease liabilities	12,670	—
Long-term finance lease liabilities	579	—
Warrant liabilities	1,314	19,098
Deferred tax liabilities	3,255	8,601
Other non-current liabilities	506	730
Total liabilities	187,808	154,534
Commitments and contingencies (Note N)

REDWIRE CORPORATION CONSOLIDATED BALANCE SHEETS (CONTINUED) (In thousands of U.S. dollars, except share data)

	December 31, 2022	December 31, 2021
Convertible preferred stock, $0.0001 par value, 88,000 shares authorized; 81,250 and none issued and outstanding as of December 31, 2022 and December 31, 2021, respectively. Liquidation preference of $162,500 and zero as of December 31, 2022 and December 31, 2021, respectively(1).	76,365	—

Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 99,912,000 shares authorized; none issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 64,280,631 and 62,690,869 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	6	6
Treasury stock	(381)	—
Additional paid-in capital	198,126	183,024
Accumulated deficit	(206,528)	(75,911)
Accumulated other comprehensive income (loss)	2,076	103
Total shareholders’ equity (deficit)	(6,701)	107,222
Noncontrolling interests	226	—
Total equity (deficit)	(6,475)	107,222
Total liabilities, convertible preferred stock and equity (deficit)	$257,698	$261,756
(1) Please refer to Note O for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

REDWIRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars, except share and per share data)

	Year Ended
	December 31, 2022	December 31, 2021
Revenues	$160,549	$137,601
Cost of sales	131,854	108,224
Gross margin	28,695	29,377
Operating expenses:
Selling, general and administrative expenses	70,342	78,695
Contingent earnout expense	—	11,337
Transaction expenses	3,237	5,016
Impairment expense(1)	96,623	—
Research and development	4,941	4,516
Operating income (loss)	(146,448)	(70,187)
Interest expense, net	8,219	6,456
Other (income) expense, net	(16,075)	(3,837)
Income (loss) before income taxes	(138,592)	(72,806)
Income tax expense (benefit)	(7,972)	(11,269)
Net income (loss)	$(130,620)	$(61,537)
Net income (loss) attributable to noncontrolling interests	(3)	—
Net income (loss) attributable to Redwire Corporation	$(130,617)	$(61,537)

Net income (loss) per common share(2):
Basic and diluted	$(2.09)	$(1.36)

Comprehensive income (loss):
Net income (loss) attributable to Redwire Corporation	$(130,617)	$(61,537)
Foreign currency translation gain (loss), net of tax	1,987	(403)
Total other comprehensive income (loss), net of tax	1,987	(403)
Total comprehensive income (loss)	$(128,630)	$(61,940)

(1) Please refer to Note G, Note H, Note I, Note K and Note T for additional information.
(2) Please refer to Note U for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

REDWIRE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands of U.S. dollars, except share and unit data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2020(1)	37,200,000	$4	$53,059	$(14,374)	$506	$39,195
GPAC shares net of redemptions, including PIPE, warrant liability, and Merger costs	22,461,273	2	52,919	—	—	52,921
Parent’s contributions	3,029,596	—	40,646	—	—	40,646
Earnout settlement in Parent’s equity	—	—	9,288	—	—	9,288
Equity-based compensation expense	—	—	27,112	—	—	27,112
Foreign currency translation, net of tax	—	—	—	—	(403)	(403)
Net income (loss)	—	—	—	(61,537)	—	(61,537)
Balance as of December 31, 2021	62,690,869	$6	$183,024	$(75,911)	$103	$107,222

(1) The units of the Company prior to the Merger (as defined in Note A) have been retroactively restated to reflect the exchange ratio established in the Merger (computed as 37,200,000 shares of common stock to 100 Company units).

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	62,690,869	$6	—	$—	$183,024	$(75,911)	$103	$107,222	$—	$107,222
Equity-based compensation expense	—	—	—	—	10,786	—	—	10,786	—	10,786
Common stock issued under the committed equity facility	909,669	—	—	—	3,047	—	—	3,047	—	3,047
Committed equity facility fee settled in common stock	127,751	—	—	—	756	—	—	756	—	756
Common stock issued for share-based awards	427,941	—	—	—	—	—	—	—	—	—
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	141,811	(381)	—	—	—	(381)	—	(381)
Noncontrolling interests acquired in business combination	—	—	—	—	—	—	—	—	215	215
Foreign currency translation, net of tax	—	—	—	—	—	—	1,973	1,973	14	1,987
Net income (loss)	—	—	—	—	—	(130,617)	—	(130,617)	(3)	(130,620)
Other	124,401	—	—	—	513	—	—	513	—	513
Balance as of December 31, 2022	64,280,631	$6	141,811	$(381)	$198,126	$(206,528)	$2,076	$(6,701)	$226	$(6,475)

The accompanying notes are an integral part of the consolidated financial statements.

REDWIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Year Ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net income (loss) attributable to Redwire Corporation	$(130,617)	$(61,537)
Net income (loss) attributable to noncontrolling interests	(3)	—
Net income (loss)	(130,620)	(61,537)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	11,288	10,584
Amortization of debt issuance costs and discount	490	304
Equity-based compensation expense	10,786	27,112
Contingent earnout expense not yet settled	—	448
Earnout settlement in Holdings’ equity	—	9,288
Loss on change in fair value of committed equity facility	631	—
Gain on change in fair value of warrants	(17,784)	(2,629)
Deferred provision (benefit) for income taxes	(8,238)	(11,405)
Impairment expense	96,623	—
Income from equity method investments	(58)	—
Non-cash lease expense	264	—
Non-cash interest expense	690	—
Other	208	(6)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(6,646)	(6,819)
(Increase) decrease in contract assets	813	(4,995)
(Increase) decrease in inventory	(978)	(195)
(Increase) decrease in prepaid insurance	579	(2,819)
(Increase) decrease in prepaid expenses and other assets	266	(527)
Increase (decrease) in accounts payable and accrued expenses	(1)	10,379
Increase (decrease) in deferred revenue	8,270	(4,497)
Increase (decrease) in other liabilities	1,760	564
Increase (decrease) in notes payable to seller	—	(608)
Net cash provided by (used in) by operating activities	(31,657)	(37,358)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(33,230)	(40,558)
Purchases of property, plant and equipment, net	(3,626)	(2,094)
Purchase of intangible assets	(526)	(763)
Settlement of related party receivable	—	4,874
Net cash provided by (used in) investing activities	(37,382)	(38,541)
Cash flows from financing activities:
Repayments of debt	(23,658)	(52,800)
Payment of debt issuance fees to third parties	(1,254)	(62)
Proceeds received from debt	22,696	53,024
Repayment of finance leases	(55)	—
Proceeds from issuance of common stock	2,956	—
Payment of committed equity facility transaction costs	(161)	—
Proceeds from issuance of convertible preferred stock	81,250	—
Payments of issuance costs related to convertible preferred stock	(4,833)	—
Shares repurchased for settlement of employee tax withholdings on share-based awards	(381)	—
Payments for the Merger transaction costs	—	(35,935)
Proceeds from the Merger	—	110,583
Payment of contingent earnout	—	(600)
Net cash provided by (used in) financing activities	76,560	74,210
Effect of foreign currency rate changes on cash and cash equivalents	272	136
Net increase (decrease) in cash and cash equivalents	7,793	(1,553)
Cash and cash equivalents at beginning of period	20,523	22,076
Cash and cash equivalents at end of period	$28,316	$20,523

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

Strategic acquisitions that augment our technology and product offerings are a key part of our growth strategy. From March 2020 through December 31, 2022, the Company has completed nine acquisitions, which collectively have provided a wide variety of complementary technologies and solutions to serve the Company’s target markets and customers. As of December 31, 2021, these acquisitions included: Adcole Space, LLC (“Adcole”), Deep Space Systems, Inc. (“DSS”), In Space Group, Inc. and its subsidiaries (collectively, “MIS” or “Predecessor”), Roccor, LLC (“Roccor”), LoadPath, LLC (“LoadPath”), Oakman Aerospace, Inc. (“Oakman”), Deployable Space Systems, Inc. (“DPSS”) and Techshot, Inc. (“Techshot”). On October 31, 2022, the Company completed the acquisition of Redwire Space NV (f/k/a Qinetiq Space NV) (“Space NV”) as described in Note C.

Through the acquisition of Space NV, the Company participates in a joint venture operation with SES Techcom S.A.for the purpose of performing maintenance and operations services (“M&O Services”) to the European Space Agency, among others. Pursuant to a shareholders agreement dated June 28, 2007, this joint venture was created under the form of two companies: Redu Space Service SA/NV (“RSS”) and Redu Operations Services SA/NV (“ROS”), both governed by Belgian law. Please refer to Note V for additional information.

Merger with Genesis Park Acquisition Corp. (“GPAC”)
On September 2, 2021, the merger (the “Merger”) with Genesis Park Acquisition Corp. (“GPAC”) was consummated pursuant to the Agreement and Plan of Merger dated March 25, 2021 by and among GPAC, Shepard Merger Sub Corporation, a Delaware corporation and direct, wholly owned subsidiary of GPAC, Cosmos Intermediate, LLC and Holdings. Upon the closing of the Merger, GPAC was renamed to Redwire Corporation (“Redwire” or the “Company”), the SEC registrant. As a result of the Merger, the Company received aggregate gross proceeds of $110.6 million from the trust account of GPAC and PIPE proceeds. Proceeds from the Merger were partially used to repay the $41.6 million outstanding under the Silicon Valley Bank (“SVB”) Loan, including interest of $0.1 million, and Merger transaction costs and other costs paid through the funds flow of $38.7 million, consisting of marketing, legal and other professional fees.

The Merger was accounted for as a reverse recapitalization in which GPAC was treated as the acquired company. A reverse recapitalization does not result in a new basis of accounting, and the consolidated financial statements of the combined entity represent the continuation of the consolidated financial statements of Cosmos Intermediate, LLC in many respects. Immediately prior to the closing of the Merger, but following the consummation of the Company’s domestication to a Delaware corporation, the authorized capital stock of the Company consisted of 600,000,000 shares of capital stock, including (i) 500,000,000 shares of Redwire common stock with a par value $0.0001 per share and (ii) 100,000,000 shares of Redwire preferred stock. At the effective time of the Merger, the 100 company units of Cosmos Intermediate, LLC were canceled and automatically deemed for all purposes to represent Holdings’ right to receive, in the aggregate, $75.0 million of cash, 37,200,000 shares of common stock and 2,000,000 warrants to purchase one share of common stock per warrant (with such amount of warrants corresponding to the forfeiture of certain private placement warrants acquired by Genesis Park Holdings (the “Sponsor”) and Jefferies LLC (“Jefferies”) in connection with GPAC’s initial public offering). The exchanged 37,200,000 shares of common stock consideration to Holdings, the GPAC common stock shares outstanding at the time of closing of 13,961,273, and the PIPE financing shares issued at closing of 8,500,000 made up the total of the 59,661,273 shares of common stock outstanding as of September 2, 2021. The 100 units of the Company prior to the Merger were retroactively restated to reflect the exchange ratio established in the Merger (computed as 37,200,000 shares of common stock to 100 Company units).

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Committed Equity Facility
On April 14, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital, LLC (“B. Riley”). Pursuant to the Purchase Agreement, the Company has the right to sell to B. Riley up to $80.0 million of newly issued shares of the Company’s common stock, subject to certain conditions and limitations. The Purchase Agreement governs a committed equity facility that will be used to further support the Company’s growth strategy through initiatives such as accretive acquisitions and internal investments, to bolster working capital, and/or for general corporate purposes. Please refer to Note D and Note P for additional information.

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

The Company uses a fiscal year ending on December 31st of each year. The Company consolidates all entities that are controlled by ownership of a majority voting interest. Additionally, there are situations in which consolidation is required even though the usual condition of consolidation does not apply. Generally, this occurs when an entity holds an interest in another business entity that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity’s voting interests in, and its exposure to the economic risks and potential rewards of, the other business entity. This disproportionate relationship results in what is known as a variable interest, and the entity in which the Company has the variable interest is referred to as a Variable Interest Entity (“VIE”). An entity must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Please refer to Note V for additional information.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Contingent consideration is classified as a liability or as equity on the basis of the definitions of a financial liability and an equity instrument; contingent consideration payable in cash is classified as a liability. The Company recognizes the fair value of any contingent consideration that is transferred to the seller in a business combination on the date at which control of the acquiree is obtained. Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs (as defined in the Fair Value of Financial Instruments policy below). When reported, any changes in the fair value of these contingent consideration payments are included in contingent earnout expense on the consolidated statements of operations and comprehensive income (loss).

Please refer to Note C for additional information related to the Company’s business combinations.

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

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Foreign Currency Translation
The Company’s consolidated financial statements are presented in United States dollars (“USD”), which is the functional currency of the Company. The local currency of our operations in Luxembourg and Belgium, the euro, is considered to be the functional currency of those operations. Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into USD at exchange rates effective as of the balance sheet date. Revenues and expenses are translated using average exchange rates in effect for the periods presented.

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

The table below presents supplemental cash flow information during the following periods:

	Year Ended
	December 31, 2022	December 31, 2021
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$6,868	$6,017
Income taxes	—	—
Earnout settlement	—	1,602

Non-Cash Investing and Financing Activities:
Holdings’ contribution for acquisition of businesses	$—	$40,646
Initial fair value of warrants at closing of Merger	—	21,727
Capital expenditures not yet paid	1,209	1,576
Equity financing transaction costs not yet paid	622	—

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high-credit quality. At times, such amounts may exceed federally insured limits. Cash and cash equivalents on deposit or invested with financial and lending institutions was $28.3 million and $20.5 million, as of December 31, 2022 and December 31, 2021, respectively.

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

Property, Plant and Equipment
Property, plant and equipment are the long-lived, physical assets of the Company, acquired for use in the Company’s normal business operations and not intended for resale by the Company. These assets are recorded at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

incurred. The Company occasionally designs and builds its own machinery. The cost of these projects, including direct material and labor, and other indirect costs attributable to the construction, are capitalized as construction in progress. No provision for depreciation is made on construction in progress until the related assets are completed and placed in service.

Depreciation is based on the estimated useful lives of the assets using the straight-line method and is included in selling, general and administrative expenses or cost of sales based upon the asset; depreciation and amortization expense includes the amortization of assets under finance leases.

Expected useful lives for property, plant and equipment are reviewed at least annually. Estimated useful lives are as follows:

Estimated useful life in years
Computer equipment	3
Furniture and fixtures	7
Laboratory equipment	3-10
Leasehold improvements	shorter of 5 or lease term
Assets subject to finance lease	lease term

As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in other (income) expense, net in the consolidated statements of operations and comprehensive income (loss).

The Company regularly evaluates its property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable, in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). If the Company determines that the carrying amount of an asset or asset group is not recoverable based upon the undiscounted expected future cash flows of the asset or asset group, the Company records an impairment loss equal to the excess of carrying amount over the estimated fair value of the asset or asset group.

During 2022, the Company identified triggering events and performed impairment assessments on its long-lived asset groups in accordance with ASC 360. Please refer to Note G and Note T for additional information.

Leases
The Company is obligated under certain operating and finance leases for its facilities, vehicles and office equipment. The Company assesses whether an arrangement is a lease or contains a lease at inception of the arrangement. For arrangements considered leases, the Company assesses the lease for finance or operating classification and records a right-of-use (ROU) asset and lease liability as of the commencement date. The Company uses the date of initial possession as the lease commencement date, which is generally when the underlying asset becomes available for the Company’s specific use. The Company’s operating leases are included in right-of-use assets, short-term operating lease liabilities and long-term operating lease liabilities on the consolidated balance sheets. The Company’s finance leases consist primarily of vehicles and are included in property, plant and equipment, net, short-term finance lease liabilities and long-term finance lease liabilities on the consolidated balance sheets.

ROU assets represent the Company’s right to use the underlying asset for the lease term and are depreciated over the shorter of the useful life of the asset and the lease term. Lease liabilities represent the present value of the Company’s obligations to make payments arising over the lease term. The present value of the lease payments is calculated using the incremental borrowing rate as of the lease commencement date, which reflects the fixed rate the Company would have to pay to borrow an amount equal to the future minimum lease payments over a similar term. Operating lease expense includes the sum of imputed interest expense and depreciation. For finance leases, interest is recognized and presented separately in Interest expense, net on the consolidated statements of operations and comprehensive income (loss). The lease term includes renewal options which are reasonably certain to be exercised.

Lease and non-lease related components, such as common area maintenance costs, obligations to return the underlying asset to its original condition, or costs to dismantle and remove the underlying asset at the end of the term, are accounted for separately. Certain leasing arrangements contain predetermined fixed escalation of minimum rents and/or require variable payments, such as insurance and tax payments. Variable lease payments which depend on an index or other rate are initially measured using the index or rate at the

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

commencement date and included in the measurement of the ROU asset and lease liability. The subsequent change in lease payments as a result of a change in the index or other rate are recognized as expense in the period in which the payment occurs.

The Company does not have any material restrictions or covenants in its lease agreements, sale leaseback transactions or residual value guarantees. Leases with an initial term of twelve months or less are not recorded on the Company’s consolidated balance sheets and are recognized as lease expense on a straight-line basis in the consolidated statements of operations and comprehensive income (loss).

During 2022, the Company identified triggering events and performed impairment assessments on its long-lived asset groups, including right-of-used assets, in accordance with ASC 360. Please refer to Note K and Note T for additional information.

Intangible Assets, including Goodwill
The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition.

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

Acquired intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing or more frequently if events or a change in circumstance indicate that it is more likely than not that the asset is impaired. This testing compares carrying value to fair value and, when appropriate, the carrying value of these assets is reduced to fair value. The Company performs an impairment test of finite-lived intangibles whenever events or changes in circumstances indicate their carrying value may be impaired, consistent with the methodologies previously disclosed for Property, plant and equipment.

Goodwill is the amount by which the purchase price exceeded the fair value of the net identifiable assets acquired and liabilities assumed in a business combination on the date of acquisition. The Company’s goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit. The Company has four reporting units, Mission Solutions, Space Components, Engineering Services and Redwire Europe, which were determined based on similar economic characteristics, financial metrics and product and servicing offerings.

The Company tests goodwill for impairment annually as of October 1st or when events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company first assesses goodwill for impairment on a qualitative basis to determine if a quantitative assessment is necessary. In circumstances where the qualitative analysis (Step 0) indicates that it is more likely than not that the fair value of a reporting unit does not exceed its carrying value, the Company would perform a quantitative analysis (Step 1) and the goodwill impairment loss, if any, is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. In general, the Company performs a quantitative test for most reporting units at least once every three years, or more frequently if deemed necessary by Management.

For Step 1, the Company compares the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess. In general, the Company estimates the fair value of each reporting unit using a combination of a discounted cash flow (DCF) analysis and market-based valuation methodologies such as comparable public company trading values and values observed in recent business acquisitions. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and transaction multiples. The cash flows employed in the DCF analysis are based on the Company best estimate of future revenues, gross margins, operating expenses, and cash flows with consideration for other factors, such as general market conditions, U.S. and foreign Government budgets, existing contracted and uncontracted backlog, subcontractor agreements, changes in working capital, long-term business plans and historical operating performance. The discount rates utilized in the DCF analysis are based on the respective reporting unit’s weighted average

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

cost of capital, which takes into account the relative weights of debt and equity components within the Company’s existing capital structure and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the respective reporting unit. The carrying value of each reporting unit includes the assets and liabilities employed in its operations, goodwill and allocations of certain assets and liabilities held at the corporate level.

During 2022, the Company performed its annual impairment tests as well as an interim assessment on its intangible assets, including goodwill, in accordance with ASC 350 and ASC 360. Please refer to Note H, Note K and Note T for additional information. During 2021, the Company performed its annual impairment tests, which indicated that no impairment existed.

Equity Method Investments
Investments where the Company has the ability to exercise significant influence, but does not have control of the investee, are accounted for under the equity method of accounting and presented as equity method investments on the consolidated balance sheets. Significant influence typically exists if the Company has a 20% to 50% ownership interest in the investee. Under this method of accounting, the Company’s share of the net earnings or losses of the investee is included in other income, net on the consolidated statements of operations and comprehensive income (loss) since the activities of the investee are not closely aligned with the operations of the business.

The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Please refer to Note V for additional information.

Derivative Financial Instruments
The Company evaluates its convertible instruments, options, warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC 815, Derivatives and Hedging. The classification of derivative instruments, including whether such instruments should be recorded as assets, liabilities, or equity, is reassessed at the end of each reporting period. For equity-linked financial instruments, the Company must determine whether the underlying instrument is indexed to its own common stock in order to classify the derivative instrument as equity. Otherwise, the derivative asset or liability, including embedded derivatives discussed below, is recognized at fair value with subsequent changes in fair value recognized in the consolidated statements of operations and comprehensive income (loss).

For hybrid instruments issued in the form of a share, ASC 815-15 requires bifurcation of embedded features if (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The nature of the host instrument is therefore evaluated to determine if it is more akin to a debt-like or equity-like host. In this assessment, the Company considers the stated and implied substantive features of the contract as well as the economic characteristics and risks of the hybrid instrument. Each term and feature is then weighed based on the relevant facts and circumstances to determine the nature of the host contract. Terms and features of the hybrid instrument (i.e. embedded derivatives) are then assessed to determine if they must be bifurcated and separately accounted for as freestanding derivatives. Examples of embedded derivatives include, among others, conversion options, redemption features, make-whole provisions, contingent increases in dividend rates and participation rights.

Convertible Preferred Stock
Accounting for convertible instruments and contracts in the Company’s own equity, requires an evaluation of the hybrid security to determine if liability classification is required under ASC 480-10. Liability classification is required for freestanding financial instruments that are not debt in legal form and are: (1) subject to an unconditional obligation requiring the issuer to redeem the instrument by transferring assets (i.e. mandatorily redeemable), (2) instruments other than equity shares that embody an obligation of the issuer to repurchase its equity shares, or (3) certain types of instruments that obligate the issuer to issue a variable number of equity shares. Securities classified in temporary equity are initially measured at the proceeds received, net of issuance costs and excluding the fair value of bifurcated embedded derivatives (if any). Subsequent measurement of the carrying value is not required until such time that the contingencies are resolved and reclassification as a liability is required.

Revenue Recognition
Based on the specific analysis of its contracts, the Company has determined that its contracts are subject to revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Recognition under the ASC 606 five-step model

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

For long-term contracts, the Company typically recognizes revenue using the input method, using a cost-to-cost measure of progress. The Company believes that this method represents the most faithful depiction of the Company’s performance because it directly measures value transferred to the customer. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, but are not limited to, the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed; the cost and availability of materials; the availability of subcontractor services and materials; and the availability and timing of funding from the customer. The Company bears the risk of changes in estimates to complete on a fixed-price contract, which may cause profit levels to vary from period to period. For cost reimbursable contracts, the Company is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. In the limited instances where the Company enters into T&M contracts, revenue recognized reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other direct billable costs. For T&M contracts, the Company recognizes revenue in the amount for which the Company has a right to invoice

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

the customer based on the control transferred to the customer. For long term contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable.

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

Remaining Performance Obligations
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes T&M contracts accounted for under the “right to invoice” practical expedient.

Advertising Costs
All advertising, promotional and marketing costs are expensed when incurred and are included in Selling, general and administrative expenses within the consolidated statements of operations and comprehensive income (loss). The table below presents the advertising cost for the following periods:

	Year Ended
	December 31, 2022	December 31, 2021
Advertising costs	$1,306	$1,156

Research and Development Costs
Research and development costs are primarily made up of labor charges, prototype material, and development expenses. Research and development costs are expensed in the period incurred.

Post-retirement Benefit Plans
As a result of the Space NV acquisition, the Company sponsors various post-retirement benefit plans for certain non-U.S. employees including two cash balance plans: (i) a defined benefit pension plan with risk-based coverage for death and disability benefits (collectively, the “Base Plan”) and (ii) a supplementary pension bonus plan that provides variable remuneration linked to employees’ performance (the “Performance Plan"). These cash balance plans are defined benefit plans which provide for post-retirement benefits based on employee and employer contributions and prescribed rates of return in accordance with Belgium Regulation. Based on the Company’s policy to cover 100% of all benefit obligations associated with supplementary pensions, bonus pensions, and other post-retirement benefits (i.e., death and disability) through group insurance policies, these post-retirement benefit plans are accounted for as insurance contracts in accordance with ASC 715. Accordingly, the Company recognizes the net funded status on a plan-by-plan basis

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

as either an asset recorded within other non-current assets or a liability recorded within other non-current liabilities within the consolidated balance sheets. The net funded status is measured on a plan-by-plan basis as the difference between the fair value of each plan’s assets and the benefit obligation.

The net funded status is measured on December 31st (the “Measurement Date”), consistent with the Company’s fiscal year end, or more frequently, upon the occurrence of certain events such as a significant plan amendment, settlement, or curtailment. Fair value is determined on a plan-by-plan basis and reflects key assumptions in effect as of the Measurement Date. Obligations recorded in connection with the Company’s post-retirement benefit plans are computed based on service and contributions to date, using actuarial valuations that are based in part on certain key economic assumptions, including the discount rates and the expected long-term rate of return on plan assets as of the Measurement Date. The assumptions made in this analysis affect both the calculation of the benefit obligations as of the Measurement Date and the calculation of net periodic benefit costs in subsequent periods. The fair value of plan assets includes amounts contributed by the employee and employer and amounts earned from investing the contributions, less benefits paid.

Differences between the actual return and expected return on plan assets during the year and changes in the benefit obligation for the Company’s defined benefit pension plans due to changes in the annual valuation assumptions generate actuarial gains or losses. Actuarial gains or losses are amortized for each plan into (expense) or income on a straight-line basis either over the average remaining life expectancy of plan participants or over the average remaining service period of plan participants, subject to certain thresholds.

Please refer to Note R for additional information related to the Company’s defined benefit plans.

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

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), an amendment of the FASB ASC. Subsequent to the issuance of ASU 2016-13, there were various updates that amended and clarified the impact of ASU 2016-13. ASU 2016-13 broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The amendments in ASU 2016-13 will require an entity to record an allowance for credit losses for certain financial instruments and financial assets, including accounts receivable, based on expected losses rather than incurred losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The use of forecasted information incorporates more timely information in the estimate of expected credit losses. The new guidance will be effective for the year beginning January 1, 2023. The Company is finalizing its analysis and adoption of this guidance which is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

In January 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Subsequent to the issuance of ASU 2020-04, there were various updates that amended and clarified the impact of ASU 2020-04, including an update in December 2022, which deferred the sunset date in Topic 848 from December 31, 2022 to December 31, 2024. ASU 2020-04 provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at modification date or reassess a previous accounting determination. The amendments in this ASU apply to all entities (subject to meeting certain criteria) that have contracts, hedging relationships, or other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company is currently evaluating the impact of adoption which is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

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

January 15, 2021
Cash paid	$12,142
Equity issued	2,110
Purchase consideration	$14,252
Assets:
Accounts receivable	$1,279
Contract assets	121
Inventory	40
Prepaid expenses and other current assets	50
Property, plant and equipment	493
Intangible assets	7,980
Total Assets	$9,963

Liabilities:
Accounts payable	$46
Accrued expenses	2,022
Deferred revenue	253
Other current liabilities	45
Deferred tax liabilities	2,128
Total Liabilities	$4,494
Fair value of net identifiable assets acquired	5,469
Goodwill	$8,783
The following table summarizes the intangible assets acquired by class:

	January 15, 2021	Weighted average useful life in years
Trademark	$80	1
Technology	4,400	15
Customer relationships	3,500	20
Total intangible assets	$7,980

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

During the year ended December 31, 2021, there was a measurement period adjustment to goodwill of $1.9 million, increasing the balance to $8.8 million. Please refer to Note I for additional information.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The results of operations of Oakman for the period from January 15, 2021 to December 31, 2021 have been included in the results of operations for the year-ended December 31, 2021. The table below presents the post-acquisition revenues, net income (loss), and acquisition-related costs (included in transaction expenses) of Oakman included in the consolidated statements of operations and comprehensive income (loss) for the following period:

Year Ended
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

February 17, 2021
Cash paid	$27,305
Purchase consideration	$27,305
Assets:
Cash	$711
Accounts receivable	1,270
Contract assets	1,534
Inventory	3
Prepaid expenses and other current assets	53
Property, plant and equipment	734
Intangible assets	24,370
Other non-current assets	48
Total assets	$28,723

Liabilities:
Accounts payable	$1,186
Accrued expenses	1,282
Other current liabilities	63
Deferred revenue	4,003
Deferred tax liabilities	6,138
Total liabilities	$12,672
Fair value of net identifiable assets acquired	16,051
Goodwill	$11,254

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During the year ended December 31, 2021, there was a measurement period adjustment to goodwill of $0.4 million , increasing the balance to $11.3 million. Please refer to Note I for additional information.

The results of operations of DPSS for the period from February 17, 2021 to December 31, 2021 have been included in the results of operations for the year ended December 31, 2021. The table below presents the post-acquisition revenues, net income (loss), and acquisition-related costs (included in transaction expenses) of DPSS included in the consolidated statements of operations and comprehensive income (loss) for the following period:

Year Ended
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
Liabilities:

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

November 1, 2021
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

The fair value of the acquired trademark, technology, and IPR&D was estimated using the RFR method. The fair value of the acquired customer relationships was estimated using the excess earnings method.

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

The results of operations of Techshot for the period from November 1, 2021 to December 31, 2021 have been included in the results of operations for the year ended December 31, 2021. The table below presents the post-acquisition revenues, net income (loss), and acquisition-related costs (included in transaction expenses) of Techshot included in the consolidated statements of operations and comprehensive income (loss) for the following period:

Year Ended
December 31, 2021
Post-acquisition revenues	$1,563

Net income (loss)	$(392)

Transaction expenses	$1,620

QinetiQ Space NV Acquisition
On October 31, 2022, the Company acquired 100% of the equity interests in QinetiQ Space NV (“Space NV”) for $36.9 million (€37 million) in cash. The acquisition supports the Company’s growth in its offering of satellite technologies, berthing and docking equipment, space instruments and advanced payloads, as well as expanding its global footprint.

The following table summarizes the fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.

October 31, 2022
Cash paid	$36,930
Less: Note receivable from seller	501
Purchase consideration	$36,429

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

October 31, 2022
Assets:
Cash	$3,700
Accounts receivable and other receivable	3,556
Contract assets	18,830
Prepaid expenses and other current assets	3,140
Property, plant and equipment	5,656
Right-of-use assets	1,166
Intangible assets	13,935
Equity method investments	3,000
Total assets	52,983

Liabilities:
Accounts payable	4,110
Short-term operating lease liabilities	199
Short-term finance lease liabilities	279
Accrued expenses	18,646
Deferred revenue	5,513
Other current liabilities	426
Long-term operating lease liabilities	908
Long-term finance lease liabilities	563
Deferred tax liabilities	2,727
Other non-current liabilities	281
Total liabilities	33,652
Fair value of net identifiable assets acquired	19,331
Less: Fair value of noncontrolling interests in ROS	215
Goodwill	$17,313

The following table summarizes the intangible assets acquired by class:

	October 31, 2022	Weighted average useful life in years
Technology	$4,700	7
Customer relationships	7,400	30
Software	235	2
IPR&D	1,600
Total intangible assets	$13,935

The amounts above represent the current preliminary fair value estimates but the measurement period is still open and subject to further adjustments as additional information becomes available and as additional analyses and final allocations are completed.

The fair value of the acquired technology and IPR&D was estimated using the RFR method. The fair value of the acquired customer relationships was estimated using the excess earnings method. The fair value of the acquired noncontrolling interests in RSS was estimated using the guideline public company method.

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

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The results of operations of Space NV for the period from October 31, 2022 to December 31, 2022 have been included in the results of operations for the 2022 Period. The table below presents the post-acquisition revenues, net income (loss), and acquisition-related costs (included in transaction expenses) of Space NV included in the consolidated statements of operations and comprehensive income (loss) for the following period:

December 31, 2022
Post-acquisition revenues	$11,658

Net income (loss) attributable to Redwire Corporation	$(294)

Transaction expenses	$3,112

Pro Forma Financial Data (Unaudited)
The table below presents the pro forma combined results of operations for the business combinations for the year ended December 31, 2022 and 2021 as though the acquisitions of Oakman, DPSS, and Techshot (the “2021 Acquisitions”) had been completed as of January 1, 2020, and the acquisition of Space NV had been completed as of January 1, 2021.

	Year Ended
	December 31, 2022	December 31, 2021
Revenues	$207,761	$206,204
Net income (loss) attributable to Redwire Corporation	(129,645)	(57,407)

The amounts included in the pro forma information are based on the historical results and do not necessarily represent what would have occurred if the Space NV acquisition had taken place as of January 1, 2021 and the 2021 Acquisitions had taken place as of January 1, 2020, nor do they represent the results that may occur in the future. Accordingly, the pro forma financial information should not be relied upon as being indicative of the results that would have been realized had the business combination occurred as of the date indicated or that may be achieved in the future.

The Company incurred $3.2 million and $5.0 million of costs related to completed acquisitions during the year ended December 31, 2022 and December 31, 2021, respectively. Costs related to completed acquisitions in 2022 were primarily attributable to the Techshot and Space NV acquisitions, while such costs in 2021 were attributable to the 2021 Acquisitions. These expenses are included in transaction expenses on the consolidated statements of operations and comprehensive income (loss) and are also reflected in the pro forma results for the periods presented in the table above.

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

Contingent Consideration
As of December 31, 2022 and December 31, 2021, contingent consideration consisted of estimated future payments related to the Company’s acquisition of Roccor in October 2020. As certain inputs are not observable in the market, contingent consideration payments are classified as Level 3 instruments and included in notes payable to seller on the consolidated balance sheets. Significant changes in the significant unobservable inputs used in the Black-Scholes OPM to determine the fair value of contingent consideration would result in a significantly lower or higher fair value measurement. The Company adjusts the previous fair value estimate of contingent consideration at each reporting period based on changes in forecasted financial performance and overall risk as well as the period of time elapsed.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During the first quarter of 2023, the Company paid the Roccor sellers the contingent earnout in accordance with the acquisition agreement.

Committed Equity Facility
During the second quarter of 2022, the Company evaluated the Purchase Agreement with B. Riley and determined that the committed equity facility was not indexed to the Company’s own common stock and, therefore, should be accounted for in accordance with ASC 815. Accordingly, the Company recorded a derivative asset with an initial fair value of $0.8 million based on the 127,751 shares of common stock issued to B. Riley as consideration for its irrevocable commitment to purchase up to $80.0 million in shares of the Company’s common stock. Subsequent changes in the fair value of the derivative asset are dependent upon, among other things, changes in the closing share price of the Company’s common stock, the quantity and purchase price of shares purchased by B. Riley during the reporting period, the unused capacity under the committed equity facility as of the balance sheet date and the cost of raising other forms of capital. The Company adjusts the previous fair value estimate of the committed equity facility at each reporting period based on changes in the weighted average purchase price of shares purchased by B. Riley during the period, the unused capacity available under the committed equity facility, expected stock price volatility and other macroeconomic factors which impact the cost of raising comparable forms of capital. The changes in the fair value of the committed equity facility were a decrease of $0.5 million for the year ended December 31, 2022, which is included in other (income) expense, net on the consolidated statements of operations and comprehensive income (loss).

Pursuant to the Purchase Agreement, the purchase price for each share of common stock is equal to 97% of the volume weighted average price (“VWAP”) on the applicable purchase date, which results in a 3% fee on the purchase of the Company’s common stock. During the year ended December 31, 2022, the VWAP of shares purchased by B. Riley ranged from $2.73 to $4.29 per share.

Based on the December 31, 2022 closing price of $1.98 per share and registered shares available for purchase under the committed equity facility of 8,090,331, the Company had $16.0 million of unused capacity under the committed equity facility as of December 31, 2022. Please refer to Note P for additional information.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Private Warrants
As part of the Merger, the private warrants were established as a liability and the public warrants were established as equity. Classification of the private warrants as liability instruments and public warrants as equity instruments was based on management’s analysis of the guidance in ASC 815 and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” Management determined that while the public warrants meet the definition of a derivative, they meet the equity scope exception in ASC 815-10-15-74(a) to be classified in stockholders’ equity and are not subject to remeasurement provided that the Company continues to meet the criteria for equity classification. Management considered whether the private warrants display the three characteristics of a derivative under ASC 815, and concluded that the private warrants meet the definition of a derivative. However, the private warrants fail to meet the equity scope exception in ASC 815-10-15-74(a) and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. The Company measured the private warrant liability at fair value at the closing of the Merger and then at each reporting period with changes in fair value recognized as other (income) expense, net in the consolidated statements of operations and comprehensive income (loss).

The private warrants were valued using a modified Black-Scholes OPM, which is classified as Level 3 within the fair value hierarchy. The following table presents the fair value per warrant and the valuation assumptions under the Black-Scholes OPM as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Fair value	$0.17	$2.47
Exercise price	$11.50	$11.50
Common stock price	$1.98	$6.75
Expected option term (years)	3.67 years	4.67 years
Expected volatility	60.70%	60.50%
Risk-free rate of return	4.10%	1.21%
Expected annual dividend yield	—%	—%
The changes in the fair value of the private warrant liability were a decrease of $17.8 million and $2.6 million for the years ended December 31, 2022 and December 31, 2021 respectively, which are included in other (income) expense, net in the consolidated statements of operations and comprehensive income (loss).

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 were as follows:

		December 31, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Committed equity facility	Other non-current assets	$—	$—	$216	$216
Total assets		$—	$—	$216	$216

Liabilities:
Private warrants	Warrant liabilities	$—	$—	$1,314	$1,314
Contingent consideration	Notes payable to sellers	—	—	1,000	1,000
Total liabilities		$—	$—	$2,314	$2,314

		December 31, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$19,098	$19,098
Contingent consideration	Notes payable to sellers	—	—	1,000	1,000
Total liabilities		$—	$—	$20,098	$20,098

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Changes in the fair value of Level 3 financial assets and liabilities were as follows:

Assets:	Committed Equity Facility	Total Level 3
December 31, 2020	$—	$—
Additions	—	—
Changes in fair value	—	—
Settlements	—	—
December 31, 2021	$—	$—
Additions	756	756
Changes in fair value	(540)	(540)
Settlements	—	—
December 31, 2022	$216	$216

Liabilities:	Contingent Consideration	Private Warrants	Total Level 3
December 31, 2020	$1,257	$—	$1,257
Additions	450	21,727	22,177
Changes in fair value	10,891	(2,629)	8,262
Settlements	(11,598)	—	(11,598)
December 31, 2021	$1,000	$19,098	$20,098
Additions	—	—	—
Changes in fair value	—	(17,784)	(17,784)
Settlements	—	—	—
December 31, 2022	$1,000	$1,314	$2,314
Note E – Accounts Receivable, net
The accounts receivable, net balance was as follows:

	December 31, 2022	December 31, 2021
Billed receivables	$25,518	$14,820
Unbilled receivables	1,208	1,442
Total accounts receivable, net	$26,726	$16,262

Accounts receivable are recorded for amounts to which the Company is entitled and has invoiced to the customer. Unbilled receivables consist of unbilled amounts as of December 31, 2022 under T&M contracts where billing and payment is subject solely to the passage of time.

There was no allowance for doubtful accounts as of December 31, 2022 and December 31, 2021.

Note F – Inventory
The inventory balance was as follows:

	December 31, 2022	December 31, 2021
Raw materials	$995	$414
Work in process	474	117
Finished goods	—	157
Inventory	$1,469	$688

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note G – Property, Plant and Equipment
Property, plant and equipment were as follows:

	December 31, 2022			December 31, 2021
	United States	Europe	Total	United States	Europe	Total
Computer equipment	$1,256	$252	$1,508	$1,273	$107	$1,380
Furniture and fixtures	1,062	38	1,100	783	—	783
Laboratory equipment	3,646	483	4,129	16,550	306	16,856
Leasehold improvements	2,229	4,475	6,704	2,205	—	2,205
Finance lease ROU assets	—	944	944	—	—	—
Construction in process	1,408	—	1,408	415	—	415
Property, plant and equipment, gross	9,601	6,192	15,793	21,226	413	21,639
Less: accumulated depreciation	(2,785)	(247)	(3,032)	(1,919)	(336)	(2,255)
Total property, plant and equipment, net	$6,816	$5,945	$12,761	$19,307	$77	$19,384

During the year ended December 31, 2022, the Company recognized impairment expense of $96.6 million, of which $13.1 million related to property and equipment on certain asset groups within the Mission Solutions reporting unit. Please refer to Note T for additional information related to this impairment.

The table below presents the depreciation expense related to property, plant and equipment for the following periods:

	Year Ended
	December 31, 2022	December 31, 2021
Depreciation expense	$3,325	$1,944

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note H – Intangible Assets, net
The intangible asset gross carrying amount and accumulated amortization were as follows:

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$39,593	$(4,037)	$35,556	21
Technology	30,954	(5,012)	25,942	13
Trademarks	3,172	(1,278)	1,894	7
Internal-use software licenses	2,387	(920)	1,467	3
Indefinite-lived intangible assets:
Cosmos Tradename	300	—	300
IPR&D	1,712	—	1,712
Total intangible assets	$78,118	$(11,247)	$66,871

	December 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$48,612	$(3,592)	$45,020	19
Technology	43,339	(5,894)	37,445	14
Trademarks	6,807	(1,572)	5,235	7
Internal-use software licenses	2,292	(385)	1,907	3
Indefinite-lived intangible assets:
Cosmos Tradename	300	—	300
IPR&D	935	—	935
Total intangible assets	$102,285	$(11,443)	$90,842

During the year ended December 31, 2022, the Company recognized impairment expense of $96.6 million, of which $30.9 million related to intangible assets on certain asset groups within the Mission Solutions reporting unit. Please refer to Note T for additional information related to this impairment.

The table below presents the amortization expense related to intangible assets for the following periods:

	Year Ended
	December 31, 2022	December 31, 2021
Amortization expense	$7,963	$8,640

The table below presents the future amortization expense on intangible assets as of December 31, 2022:

Year	Total
2023	$7,003
2024	6,327
2025	5,552
2026	5,057
2027	4,576
Thereafter	36,344
Total future amortization expense on intangible assets	$64,859

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note I – Goodwill

The changes in the carrying amount of goodwill were as follows:

Balance of goodwill as of December 31, 2020	$52,711
Goodwill arising from the Oakman acquisition	6,866
Goodwill arising from the DPSS acquisition	10,904
Goodwill arising from the Techshot acquisition	26,521
Measurement period adjustment — DSS acquisition	(85)
Measurement period adjustment — MIS acquisition	(512)
Measurement period adjustment — Roccor acquisition	(684)
Measurement period adjustment — DPSS acquisition	350
Measurement period adjustment — Oakman acquisition	1,917
Measurement period adjustment — LoadPath acquisition	(1,427)
Change arising from impact of foreign currency	(247)
Balance of goodwill as of December 31, 2021	$96,314
Goodwill arising from the Space NV acquisition	17,313
Impairment expense	(49,916)
Change arising from impact of foreign currency	907
Balance of goodwill as of December 31, 2022	$64,618

During the year ended December 31, 2022, the Company recognized impairment expense of $96.6 million, of which $49.9 million related to goodwill on the Mission Solutions reporting unit. Please refer to Note T for additional information related to this impairment.

As of December 31, 2022, the Company’s gross goodwill balance and accumulated impairment was $114.5 million and $49.9 million, respectively. In comparison, the Company’s goodwill balance was $96.3 million with no accumulated impairment as of December 31, 2021.

Note J – Debt
The table below presents details of the Company’s debt as of the following periods including the effective interest rate as of December 31, 2022:

	Effective interest rate	December 31, 2022	December 31, 2021
Adams Street Term Loan	11.13%	$30,626	$30,690
Adams Street Revolving Credit Facility	—	—	—
Adams Street Delayed Draw Term Loan	11.13	14,819	14,850
Adams Street Incremental Term Loan	11.26	31,695	31,760
D&O Financing Loans	1.92	1,798	1,904
Total debt		78,938	79,204
Less: unamortized discounts and issuance costs		1,615	1,653
Total debt, net		77,323	77,551
Less: Short-term debt, including current portion of long-term debt		2,578	2,684
Total long-term debt, net		$74,745	$74,867

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Adams Street Capital Credit Agreement
On October 28, 2020, the Company entered into a credit agreement with Adams Street Capital (the “Adams Street Credit Agreement”). The Adams Street Credit Agreement originally included a $31.0 million term loan commitment, $5.0 million revolving credit facility commitment, and $15.0 million delayed draw term loan, all of which mature on October 28, 2026. On January 15, 2021, the Company drew $15.0 million on the delayed draw term loan to finance the Oakman acquisition. On February 17, 2021, the Adams Street Capital Credit Agreement was amended to increase the principal amount of the Adams Street Term Loan by an additional $32.0 million, which was incurred to finance the DPSS acquisition. The Company had no borrowings outstanding under the revolving credit facility as of December 31, 2022 and December 31, 2021, respectively.

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

On August 8, 2022, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to the Adams Street Capital Credit Agreement. The Fourth Amendment, among other things, suspended the requirement to comply with the consolidated total net leverage ratio, commencing with the quarter ended June 30, 2022 through June 30, 2023, and resuming with the first test period ending September 30, 2023. The Company is required to maintain a minimum liquidity covenant of $5.0 million measured on the last day of each fiscal month commencing with the month ending September 30, 2022 through September 30, 2023. In addition, the Fourth Amendment increased the per annum interest rate with respect to the initial term loans, delayed draw term loans, incremental term loans and revolving loans by 2.00%, which interest shall accrue and be paid in kind, until the Company is in compliance with the consolidated total net leverage ratio. Accrued interest to be paid in kind is added to the outstanding principal balance for the respective debt instruments. During the year ended ended December 31, 2022, total accrued interest to be paid in kind on the Adams Street Credit Agreement was $0.7 million.

In connection with the execution of the Fourth Amendment, the AEI Guarantors provided a limited guarantee for the payment of outstanding term loans of up to $7.5 million which followed the same terms and conditions as those of the guarantee to the Third Amendment described above.

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

Under the terms of the Fifth Amendment, the requirement to comply with the consolidated total net leverage ratio was further suspended through September 30, 2023, and such compliance resumes with the fiscal quarter ending December 31, 2023, which was contingent upon the completion of the Convertible Preferred Stock offering that occurred during the fourth quarter of 2022. The Fifth Amendment amended the financial covenant to require the Company to maintain a maximum total net leverage ratio of 7.50 to 1.00 from the fiscal quarter ended December 31, 2023 through the fiscal quarter ending September 30, 2024 and 6.50 to 1.00 from the

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

fiscal quarter ending December 31, 2024 and thereafter.

The Adams Street Capital Credit Agreement, as amended, contains certain customary representations and warranties, affirmative and other covenants and events of default, including among other things, payment defaults, breach of representations and warranties, and covenant defaults.

As of December 31, 2022 and December 31, 2021, the Company was in compliance with its covenant requirements, as amended on the respective dates.

Silicon Valley Bank Loan Agreement
On August 31, 2020, the Company entered into a $45.4 million loan agreement with Silicon Valley Bank, which was subsequently modified to increase the principal to $51.1 million on October 28, 2020 (the “SVB Loan”). On April 2, 2021, the Company amended the SVB Loan Agreement to extend the term from August 2021 to September 30, 2022. On September 2, 2021, the Company repaid the full outstanding principal and interest on the SVB Loan. Subsequent to the repayment, the Company does not have any other financial dealings with SVB.

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

On September 3, 2022, the Company entered into a $2.7 million loan with AFCO Credit Corporation (the “2022 D&O Financing Loan”) to finance the Company’s directors and officers insurance premium. The 2022 D&O Financing Loan has an interest rate of 4.59% per annum and a maturity date of June 3, 2023.

The maturities of the Company’s long-term debt outstanding as of December 31, 2022 are as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
Adams Street Term Loan	$310	$310	$310	$29,696	$—	$—	$30,626
Adams Street Delayed Draw Term Loan	150	150	150	14,369	—	—	14,819
Adams Street Incremental Term Loan	320	320	320	30,735	—	—	31,695
Adams Street Revolving Credit Facility	—	—	—	—	—	—	—
2022 D&O Financing Loan	1,798	—	—	—	—	—	1,798
Total long-term debt maturities	$2,578	$780	$780	$74,800	$—	$—	$78,938

The table below presents the interest expense on debt, including the amortization of discounts and issuance costs for the following periods:

	Year Ended
	December 31, 2022	December 31, 2021
Interest expense on debt	$8,220	$6,458

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Liquidity Risks and Uncertainties
The Company’s primary sources of liquidity are cash flows provided by operations, access to existing credit facilities and proceeds from any future sales of common stock under the B. Riley committed equity facility (discussed in Note P). Liquidity risk refers to the risk that the Company will be unable to finance its operations due to a loss of access to existing sources of liquidity and the Company’s ability to meet its financial obligations as they become due.

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

As of December 31, 2022, total available liquidity was $53.3 million, comprised of $28.3 million in cash and cash equivalents and $25.0 million in available borrowings from our existing credit facilities. The Company believes that existing sources of liquidity will be sufficient to meet its working capital needs and comply with its debt covenants for at least the next twelve months from the date on which the consolidated financial statements were issued. As part of the Company’s debt management strategy, management continuously evaluates opportunities to further strengthen the Company’s financial position including the issuance of additional equity or debt securities, refinance or otherwise restructure the existing credit facilities, or enter into new financing arrangements. In addition, the Company has been executing on certain cost reduction actions including, among others, integration-related workforce rationalizations, real estate synergies, business unit optimization initiatives, and cost savings associated with certain Corporate level employment costs. There can be no assurances that any of these actions will be sufficient to allow the Company to service its debt obligations, meet its debt covenants, or that such actions will not result in an adverse impact on our business.

Note K – Leases
The Company has entered into and acquired long-term leasing arrangements for the right to use various classes of underlying assets including facilities, vehicles and office equipment. Certain facility leases contain predetermined fixed escalation of minimum rents at stated rates ranging from 1.96% to 4.00% per annum and three leases with annual escalations based on certain price indices. In addition, certain facility leases include renewal options that could extend the lease term for up to an additional nine years. The office equipment lease contains a renewal option that could extend the lease to consecutive 60-day terms and a purchase option.

Total Lease Costs
The following table summarizes total lease costs for the period. As the Company adopted ASC 842 as of January 1, 2022, rent expense recognized in accordance with ASC 840 is reported as operating lease cost for the comparative period in 2021.

	Year Ended
	December 31, 2022	December 31, 2021
Finance lease cost:
Amortization of ROU assets	$54	$—
Interest on lease liabilities	6	—
Operating lease costs	3,339	3,424
Variable lease costs	—	—
Short-term lease costs	251	—
Total lease costs	$3,650	$3,424
Total lease costs are included in selling, general and administrative expenses and cost of sales on the consolidated statements of operations and comprehensive income (loss).

During the year ended December 31, 2022, the Company recognized impairment expense of $96.6 million, of which $2.7 million related to right-of-use assets on certain asset groups within the Mission Solutions reporting unit. Please refer to Note T for additional information related to this impairment.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Supplemental Balance Sheet Information
The following table presents supplemental balance sheet information related to the Company’s operating and finance leases:

	December 31, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Right-of-use assets, net reflected in the following balance sheet line items:
Property, plant and equipment, net	$—	$889	$—	$—
Right-of-use assets	13,103	—	—	—
Total ROU assets	$13,103	$889	$—	$—

Current lease balance reflected in the following balance sheet line items:
Short-term operating lease liabilities	$3,214	$—	$—	$—
Short-term finance lease liabilities	—	299	—	—

Noncurrent lease balance reflected in the following balance sheet line items:
Long-term operating lease liabilities	12,670	—	—	—
Long-term finance lease liabilities	—	579	$—	—
Total lease liabilities	$15,884	$878	$—	$—

Other Supplemental Information
The following table presents other supplemental information related to the Company’s leases:

	Year Ended
	December 31, 2022
	Operating Leases	Finance Leases
Cash paid for lease liabilities	$3,076	$61
Right-of-use assets obtained in exchange for new lease liabilities	8,615	944

Weighted average remaining lease term (in years)	4.8	3.1
Weighted average discount rate	5.6%	9.3%

Future Lease Obligations
As of December 31, 2021, the remaining lease obligation for operating leases under ASC 840 was $26.3 million. As of December 31, 2022, the future annual minimum lease payments for lease liabilities under ASC 842 are as follows:

Year	Operating Leases	Finance Leases
2023	$4,026	$368
2024	3,823	310
2025	3,261	222
2026	2,644	95
2027	2,553	25
Thereafter	2,260	—
Total lease payments	$18,567	$1,020
Less: imputed interest	2,683	142
Present value of operating lease liabilities	$15,884	$878

As of December 31, 2022, the Company had one facility lease that had not yet commenced but created significant future lease obligations in the amount of $1.5 million. The contract was determined to be an operating lease, whereby the Company is not required to make rent payments prior to the lease commencement date while construction is completed on the underlying asset. Due to the

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

nature of the work and the amount of the Company’s contribution to construction period costs, the Company was determined not to be the accounting owner of the asset under construction as the landlord had substantially all of the construction period risks.

Note L – Warrants
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

As of December 31, 2022 and December 31, 2021, there were 8,188,811, respectively, of public warrants issued and outstanding.

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

As of December 31, 2022 and December 31, 2021, there were 7,732,168, respectively, of private warrants issued and outstanding.

Refer to Note D for information on the Level 3 inputs used to value the private warrants.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note M – Income Taxes
The table below presents the current and deferred components of income tax expense (benefit) for the following periods:

	Year Ended
	December 31, 2022	December 31, 2021
Current:
Federal	$—	$—
State	33	—
Foreign	259	—
Total current income tax expense (benefit)	292	—

Deferred:
Federal	(6,317)	(9,376)
State	(1,963)	(1,893)
Foreign	16	—
Total deferred income tax expense (benefit)	(8,264)	(11,269)

Total income tax expense (benefit)	$(7,972)	$(11,269)

A reconciliation of the U.S. federal statutory income tax expense to actual income tax expense is as follows:

	Year Ended
	December 31, 2022	December 31, 2021
Income (loss) before income taxes	$(138,592)	$(72,806)
Federal statutory income tax rate	21.0%	21.0%
Expected federal provision (benefit) for income taxes at the federal statutory income tax rate	(29,104)	(15,289)
State income tax (benefit), net of federal tax benefit	(5,394)	(1,946)
Change in fair value of warrants	(3,735)	(552)
Nondeductible impairment of goodwill	10,483	—
Permanent differences	226	2,483
Tax (benefits) / non-deductible expenses related to equity-based compensation	1,784	5,228
Acquisition costs	620	(1,106)
Change in valuation allowance	18,498	458
Other	(1,350)	(545)
Total tax expense (benefit)	$(7,972)	$(11,269)

Effective tax rate	5.8%	15.5%
The effective tax rate for 2022 differs from the U.S. federal income tax rate of 21.0% primarily due to nondeductible compensation costs on the Class P Unit Incentive plan and other equity-based compensation, state income tax expense, valuation allowance, and non-deductible impairment of goodwill. The effective tax rate for 2021 differs from the U.S. federal income tax rate of 21.0% primarily due to nondeductible compensation costs on the Class P Unit Incentive plan and state income tax expense.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the components of the deferred tax assets, net and deferred tax liabilities:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Accrued expenses and reserves	$4,997	$1,106
Capitalized research and development expenses	1,182	—
Deferred rent	—	58
Tax credit carryforwards	230	226
Deferred revenue	—	636
Net operating loss carryforwards	19,303	12,052
Interest disallowance	4,046	1,921
Equity-based compensation	1,053	566
Lease liability	4,293	—
Other assets	19	14
Total deferred tax assets	35,123	16,579
Less: valuation allowance	(19,013)	(515)
Deferred tax assets, net of valuation allowance	16,110	16,064

Deferred tax liabilities:
Right-of-use asset	$(3,584)	$—
Deferred Revenue	(1,498)	—
Depreciation and amortization	(13,712)	(23,922)
Other	(571)	(743)
Deferred tax liabilities	(19,365)	(24,665)
Total net deferred tax assets (liabilities)	$(3,255)	$(8,601)

The Company assesses the deferred tax assets for recoverability on a quarterly basis. In assessing the realizability of deferred income tax assets, the Company considers whether it is more-likely-than-not that some or all of the deferred income tax assets will not be realized. The ultimate realization of the deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (“NOL”) and tax credit carryforwards are available. For the year ended December 31, 2022, the valuation allowance on deferred tax assets increased by $18.5 million as the Company concluded that only a portion of the deferred tax assets are more-likely-than-not realizable. For the year ended December 31, 2021 the Company concluded that substantially all of the deferred tax assets are more-likely-than-not realizable.

The table below presents the change in valuation allowance for the following periods:

Valuation allowance as of December 31, 2020	$(57)
Income tax expense	(458)
Valuation allowance as of December 31, 2021	(515)
Income tax expense	(18,498)
Valuation allowance as of December 31, 2022	$(19,013)

As of December 31, 2022, the Company had $69.1 million of U.S. federal net operating losses resulting in U.S. federal, state (net), and foreign deferred tax assets of $14.5 million, $3.4 million, and $1.4 million, respectively. The $14.5 million in U.S. federal net operating loss carryforwards may be carried forward indefinitely to reduce future taxable income for U.S. federal tax purposes, while certain state net operating losses will begin to expire in 2038 and foreign net operating losses begin to expire in 2037.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents changes in reserves for unrecognized income tax benefits for the periods presented:

	Year Ended
	December 31, 2022	December 31, 2021
Unrecognized tax benefits, beginning of period	$1,380	$1,671
Increase (decrease) for tax positions taken related to a prior period	—	(291)
Increase (decrease) for tax positions taken during the current period	—	—
Unrecognized tax benefits, end of period	$1,380	$1,380

During the year ended December 31, 2022 and December 31, 2021, the Company did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. As of December 31, 2022, the Company’s estimated gross unrecognized tax benefits were $1.4 million, of which $1.3 million if recognized would favorably impact the Company’s future earnings. The Company believes there will be no material changes to unrecognized tax benefits within the next twelve months. Due to uncertainties in any tax audit outcome, estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ from the estimates. During December 31, 2022 and December 31, 2021, the Company did not recognize any interest and penalties in the consolidated statements of operations.

The Company and its subsidiaries file income tax returns in various U.S. and foreign jurisdictions. As of December 31, 2022, the Company is subject to examination by the IRS for tax years beginning in 2019. The Company is open to state income tax examinations until the applicable statute of limitations expires, generally four years after tax return filing; however, the ability for the taxing authority to adjust tax attribute carryforwards will continue until the applicable statute of limitations expires after tax attribute utilization or expiration.

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

On November 5, 2021, the Company was notified of potential accounting issues with a business unit by an employee in connection with his resignation. Management promptly informed the independent Audit Committee and its independent registered public accounting firm. The Audit Committee promptly engaged independent, external legal and accounting firms to complete an independent investigation. After completing its investigation, the Audit Committee concluded that the potential issues raised by the former employee did not require a restatement or adjustment of the Company’s previously issued consolidated financial statements relating to any prior periods. However, the results of the investigation confirmed the existence of previously identified internal control deficiencies as well as identified certain additional internal control deficiencies. The Company self-reported this matter to the SEC on November 8, 2021 and continues to cooperate with any requests from the SEC.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

On December 17, 2021, the Company, our CEO, Peter Cannito, and our former CFO, William Read, were named as defendants in a putative class action complaint filed in the United States District Court for the Middle District of Florida. That litigation is captioned Lemen v. Redwire Corp. et al., Case No. 3:21-cv-01254-TJC-PDB (M.D. Fla.). On March 7, 2022, the Court appointed a lead plaintiff. On June 17, 2022, the lead plaintiff filed an amended complaint. In the amended complaint, the lead plaintiff alleges that the Company and certain of its directors and officers made misleading statements and/or failed to disclose material facts about the Company’s business, operations, and prospects, allegedly in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act. As relief, the plaintiffs are seeking, among other things, compensatory damages. The defendants believe the allegations are without merit and intend to defend the suit vigorously. On August 16, 2022, the defendants moved to dismiss the complaint in its entirety, and such motion was denied by the Court on March 22, 2023. Given the early stage of the proceedings, a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

On May 25, 2022, a plaintiff commenced derivative litigation in the United States District Court for the District of Delaware on behalf of the Company against Peter Cannito, Les Daniels, Reggie Brothers, Joanne Isham, Kirk Konert, Jonathan Baliff, and John S. Bolton. That litigation is captioned Yingling v. Cannito, et al., Case No. 1:22-cv-00684-MN (D. Del.). The complaint’s allegations are similar to those of the class action lawsuit filed in December 2021, namely, that statements about Redwire’s business and operations were misleading due to alleged material weaknesses in the Company’s financial reporting internal controls. The plaintiff alleges the defendants violated Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act, breached their fiduciary duty by allowing misleading disclosures to be made, and caused the Company to overpay compensation and bonuses tied to the Company’s financial performance. As relief, the plaintiffs are seeking, among other things, compensatory and punitive damages. This litigation has been stayed until April 6, 2023. The defendants believe the allegations are without merit and intend to defend the lawsuit vigorously. However, given the early stage of the proceedings, a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

On January 23, 2023, the Company received a Civil Investigative Demand from the antitrust division of the U.S. Department of Justice (“DOJ”) regarding potential violations of Section 1 of the Sherman Act and Section 8 of the Clayton Act. No suit has been filed, and we intend to fully cooperate with the DOJ. Although a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this early stage, we do not believe that any of our practices violated the Sherman Act or the Clayton Act.
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

Note O – Convertible Preferred Stock

The table below presents details of the Company’s Convertible Preferred Stock during the year ended December 31, 2022. There was no related activity during the year ended December 31, 2021.

	Shares	Amount
Balance as of December 31, 2021	—	$—
Convertible preferred stock issued	81,250	81,250
Issuance costs related to convertible preferred stock	—	(4,885)
Balance as of December 31, 2022	81,250	$76,365

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

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Convertible Preferred Stock is convertible into shares of Common Stock at an initial conversion price of $3.05 per share, subject to customary anti-dilution and price protective adjustments. As of December 31, 2022, the 81,250 outstanding shares of Convertible Preferred Stock was convertible into approximately 26,639,346 shares of the Company’s Common Stock. The holders of Convertible Preferred Stock are entitled to vote with the holders of Common Stock, on an as-converted basis have the right, at their option and at any time, to convert their shares into shares of the Common Stock. Each share of Convertible Preferred Stock will mandatorily convert upon achieving thresholds related to the Company’s market capitalization and profitability metrics and the Company is required to make an offer to repurchase the outstanding Convertible Preferred Stock upon a fundamental change.

Dividends on the Convertible Preferred Stock can be paid in either cash or in kind in the form of additional shares of Convertible Preferred Stock (such payment in kind, “PIK”), at the option of the Company, subject to certain exceptions. If paid in cash, such dividends will be paid at a rate of 13% per annum, subject to certain adjustments and exceptions or, if the Company issues PIK dividends, at a rate of 15% per annum, subject to certain adjustments and exceptions. Each holder of Convertible Preferred Stock has been given certain registration rights pursuant to the Registration Rights Agreement, dated October 28, 2022. As of December 31, 2022, the accumulated but not declared or paid dividends on the Convertible Preferred Stock were $1.8 million.

Based on an evaluation of the Investment Agreements, the Company determined that the Convertible Preferred Stock is contingently or optionally redeemable and, therefore, does not require liability classification under ASC 480, Distinguishing Liabilities from Equity.
However, due to the shares being redeemable at the option of the holder or upon a fundamental change, which includes events that are not fully within the Company’s control, it was determined that the Convertible Preferred Stock should be classified as one line item in temporary (mezzanine) equity on the Company’s consolidated balance sheets.

Liquidation Preference
The Convertible Preferred Stock ranks senior to the Company’s common stock. In the event of any liquidation or winding up of the Company, the holders of the Convertible Preferred Stock shall be entitled to receive in preference to the holders of the Company’s Common Stock the greater of (a) the greater of (i) two times the Initial Value, defined as $1,000 per share and (ii) the Initial Value plus accrued and unpaid dividends, whether or not declared, and (b) the amount that would have been received based on the if-converted Accrued Value, defined as Initial Value plus accrued and unpaid dividends, whether or not declared. As of December 31, 2022, the liquidation preference of the Convertible Preferred Stock was $162.5 million, with no corresponding amount as of December 31, 2021.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note P – Shareholders’ Equity
As part of the closing of the Merger, the units of the Company that were previously issued and outstanding as of December 31, 2020 were canceled and exchanged for shares of common stock. Accordingly, the units of the Company prior to the Merger have been retroactively restated to reflect the exchange ratio established in the Merger (computed as 37,200,000 shares of common stock to 100 Company units).

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

The Company incurred costs associated with the committed equity facility, of which $0.8 million represented consideration to B. Riley for its irrevocable commitment to purchase shares under the Purchase Agreement and was recorded as a derivative asset. Refer to Note D for information on the fair value of the derivative asset. Third-party costs of $0.7 million were included in other (income) expense, net in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2022.

During the year ended December 31, 2022, the Company sold a total of 909,669 shares of the Company’s common stock for proceeds of $3.0 million pursuant to the Purchase Agreement. Based on the December 31, 2022 closing price of $1.98 per share and registered shares available for purchase under the committed equity facility of 8,090,331, the Company had $16.0 million of unused capacity under the committed equity facility as of December 31, 2022.

Common Stock
The Company had 64,280,631 and 62,690,869 shares of common stock outstanding as of December 31, 2022 and December 31, 2021, respectively. The units of the Company prior to the Merger have been retroactively restated to reflect the exchange ratio established in the Merger (computed as 37,200,000 shares of common stock to 100 Company units).

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

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Holders of shares of common stock do not have cumulative voting rights.

Conversion or Redemption Rights
The Company’s common stock is neither convertible nor redeemable.

Liquidation Rights
Upon the Company’s liquidation, the holders of the Company’s common stock are entitled to receive pro-rata the Company’s assets that are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of the Company’s preferred stock then outstanding.

Preferred Stock
The Company had no shares of preferred stock outstanding as of December 31, 2022 and December 31, 2021, respectively.
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

Note Q – Revenues
The table below presents revenues by customer grouping for the following periods:

	Year Ended
	December 31, 2022	December 31, 2021
Civil space	$63,003	$60,052
National security	43,906	29,833
Commercial and other	53,640	47,716
Total revenues	$160,549	$137,601

Contract Balances
The table below presents the contract assets and contract liabilities included on the consolidated balance sheets for the following periods:

	December 31, 2022	December 31, 2021
Contract assets	$31,041	$11,748

Contract liabilities	$29,817	$15,734

The increase in contract assets was primarily driven by the acquisition of Space NV as well as revenue growth and the timing of billable milestones occurring during the year ended December 31, 2022.

The change in contract liabilities was primarily driven by the acquisition of Space NV and the timing of billable milestones occurring during the year ended December 31, 2022. Revenue recognized in the year ended December 31, 2022 that was included in the contract liability balance as of December 31, 2021 was $15.2 million. Revenue recognized in the year ended December 31, 2021 that was included in the contract liability balance as of December 31, 2020 was $15.3 million.

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

The following table summarizes the favorable (unfavorable) impact of the net EAC adjustments for the periods presented:

	Year Ended
	December 31, 2022	December 31, 2021
Net EAC adjustments, before income taxes	$(9,953)	$(1,835)
Net EAC adjustments, net of income taxes	(9,376)	(1,551)
Net EAC adjustments, net of income taxes, per diluted share	(0.15)	(0.03)

The change in net EAC adjustments in both 2022 and 2021 were primarily due to unfavorable changes within the Mission Solutions reporting unit driven by increased production cost contributed by continued supply chain and labor market constraints.

Remaining Performance Obligations
As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $275.7 million. The Company expects to recognize approximately 62% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Geographic Information and Significant Customers
The table below presents revenues based on the geographic location of the Company’s customers for the following periods:

	Year Ended
	December 31, 2022	December 31, 2021
U.S.	$142,867	$133,309
Netherlands	5,166	—
Luxembourg	3,211	3,724
United Kingdom	3,237	—
Italy	2,570	—
Germany	2,069	140
Spain	706	—
South Korea	269	272
Poland	—	138
Other	454	18
Total revenues	$160,549	$137,601

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The majority of the Company’s revenues are derived from government contracts. Customers comprising 10% or more of revenues were as follows for the periods presented:

	Year Ended
	December 31, 2022	December 31, 2021
Customer A	$21,705	$17,753
Customer B	20,048	48,476
Customer C	17,131	—
Total	$58,884	$66,229
(1) While revenue was generated in each of the periods presented, amounts are only disclosed for the periods in which revenue represented 10% or more of total revenue.

Note R – Employee Benefit Plans
401(k) Plans
The Company maintains two qualified 401(k) plans for its U.S. employees as of December 31, 2022: the Redwire 401(k) plan and the Techshot 401(k) plan. During the year ended December 31, 2022, the Company matched employee contributions 50% up to 6% for the Redwire 401(k) plan and 50% up to 8% for the Techshot 401(k) plan.
The Company maintained six qualified 401(k) plans for its U.S. employees as of December 31, 2021: the Redwire 401(k) plan, the Roccor 401(k) plan, the LoadPath 401(k) plan, the Oakman 401(k) plan, the DPSS 401(k) plan and the Techshot 401(k) plan. During the year ended December 31, 2021, the Company matched employee contributions 50% up to 6% for the Redwire 401(k) plan, 100% up to 4% for the Roccor 401(k) plan, 100% up to 6% for the LoadPath 401(k) plan, 100% up to 3% and then 50% of the next 2% for the Oakman 401(k), 100% up to 3% and then 50% of the next 2% for the DPSS 401(k) plan, and 50% up to 8% for the Techshot 401(k) plan.
During 2022, the Roccor 401(k) plan, the LoadPath 401(k) plan, the Oakman 401(k) plan, and the DPSS 401(k) plan were merged into the Redwire 401(k) plan.

The table below presents the expense for matching contributions for the following periods:

	Year Ended
	December 31, 2022	December 31, 2021
Total expense for matching contributions	$2,002	$2,299

Post-Retirement Benefit Plans
As a result of the Space NV acquisition, the Company sponsors various post-retirement benefit plans for certain non-U.S. employees including two cash balance plans: (i) a defined benefit pension plan with risk-based coverage for death and disability benefits (collectively, the “Base Plan”) and (ii) a supplementary pension bonus plan that provides variable remuneration linked to employees’ performance (the “Performance Plan”). These cash balance plans are defined benefit plans which provide for post-retirement benefits based on employee and employer contributions and prescribed rates of return in accordance with Belgium Regulation. Accordingly, all Space NV employees are eligible to participate in the supplementary pensions immediately upon entry into service and until the legal retirement age of 65 years (in 2022). The Company is also required to maintain dormant accounts for former employees who have elected not to transfer plan contributions to their new employer. In addition, Belgium Regulation currently provides for statutory minimum guaranteed returns on employee and employer contributions up to a specified annual rate.

The Company has taken actions to mitigate the risk related to its post-retirement benefit plans through pension risk transfer transactions whereby the Company subscribes to group insurance policies, which are funded by employee and employer premiums determined at the beginning of each plan year. Although under the majority of these group insurance policies the Company is relieved of a substantial portion of its responsibility for the associated pension obligations, the Company ultimately remains responsible for paying benefits under the plans in the event that the insurance company defaults on its obligations in future periods. Under the Company’s group insurance policies, the insurance company guarantees minimum statutory reserves, employee and employer contributions, and specified annual rates of return. Combined employee and employer premiums are invested by the insurance company in Branch 21 investment funds in accordance with Belgium Regulation, which are mainly comprised of fixed income assets, which are commingled with the plan assets of other group insurances for the purpose of providing guaranteed returns. The insurance

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

company has fiduciary responsibility for making investment decisions related to Branch 21 and there is no contractual requirement to legally separate the plan assets by individual account or group policy.

As a result of the foregoing, the Company has determined that the unit of account is the insurance contract and therefore, on a plan-by-plan basis, recognizes the net funded status as either an asset recorded within other non-current assets or a liability recorded within other non-current liabilities within the consolidated balance sheets. A net liability is recorded to the extent that the benefit obligation exceeds the fair value of plan assets or a net asset is recorded to the extent that the fair value of plan assets exceeds the benefit obligation.

As of December 31, 2022 and October 31, 2022, the Company maintained two dormant pension accounts for former ROS employees who have chosen not to transfer their contributions to a new employer as of the respective date. The Company’s obligations under these plans were not significant individually or in the aggregate and, as such, are not included in the following tables. Prior to the acquisition of Space NV on October 31, 2022, the Company did not participate in any defined benefit plans. Therefore, there were no corresponding amounts reflected in the Company’s consolidated financial statements prior to that date.

Balance Sheet Information
The following table provides a summary of the funded status of the Company’s post-retirement benefit plans and the presentation of such balances within the consolidated balance sheets:

	December 31, 2022		October 31, 2022
	Base Plan	Performance Plan	Base Plan	Performance Plan
Projected benefit obligations	$5,963	$2,486	$5,473	$2,314
Fair value of plan assets	5,795	2,352	5,314	2,193
Funded (underfunded) status	$(168)	$(134)	$(159)	$(121)

Consolidated Balance Sheet line item amounts:
Other non-current liabilities	$(168)	$(134)	$(159)	$(121)

There were no projected benefit obligations included in accumulated other comprehensive income (loss) as of December 31, 2022 and December 31, 2021, respectively.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Funded Status
The following table provides a reconciliation of benefit obligations, plan assets and net funded (unfunded) status of our qualified defined benefit pension plans and our retiree medical and life insurance plans:

	Base Plan	Performance Plan
Change in benefit obligations
Beginning balance as of October 31, 2022	$5,473	$2,314
Service cost	43	—
Interest cost	35	14
Employee contributions	35	—
Employer contributions	—	—
Benefits paid	—	—
Actuarial (gain) loss	(8)	(4)
Foreign currency translation	385	162
Ending Balance as of December 31, 2022	$5,963	$2,486

Change in plan assets
Beginning balance as of October 31, 2022	$5,314	$2,193
Expected return on plan assets	34	14
Employee contributions	35	—
Employer contributions	61	—
Benefits paid	—	—
Actuarial gain (loss)	(5)	(8)
Expenses paid	(18)	—
Foreign currency translation	374	153
Ending Balance as of December 31, 2022	$5,795	$2,352

Funded (underfunded) status as of October 31, 2022	$(159)	$(121)
Funded (underfunded) status as of December 31, 2022	(168)	(134)

Income Statement Information
The following table provides the components of net periodic benefit cost and other amounts recognized in the consolidated statements of operations during the periods presented:

	Two Months Ended December 31, 2022
	Base Plan	Performance Plan
Net periodic benefit cost:
Service cost	$43	$—
Interest cost	35	14
Expected return on plan assets	(34)	(14)
Amortization of net actuarial (gain) loss	(3)	4
Net periodic benefit cost	$41	$4

Fair Value Measurements
The benefit obligations and assets of the Company’s defined benefit pension plans are measured using actuarial valuations, which are derived based on the terms of the insurance contract and other key assumptions provided for under Belgium Regulation. The assumptions made in this analysis affect both the calculation of the benefit obligations as of the measurement date and the calculation of net periodic pension costs in subsequent periods. When reassessing these assumptions, the Company considers past and current market conditions and makes judgments about future market trends. The Company also considers factors such as the timing and amounts of expected contributions to the plans and expected benefit payments to plan participants. The following disclosures include

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

information related to key assumptions used to determine the projected benefit obligation and plan assets, which drive the net funded status recognized on the Company’s consolidated balance sheets. Assumptions are reviewed at least annually and adjusted as appropriate.

The following tables provide the assumptions used to determine the fair value of projected benefit obligations and the net periodic benefit cost, as they pertain to the Company’s cash balance plans as of December 31, 2022 and October 31, 2022:

	Base Plan	Performance Plan
Discount rate	3.75%	3.65%
Expected return on plan assets	3.75%	3.65%
Retirement age	65	65

For the calculation of the projected benefit obligation, all statutory minimum reserves are based on premiums paid by the employee and employer, plus guaranteed returns provided for under Belgium Regulation. Under the terms of the insurance contracts, all minimum reserves are provided 100% coverage while the return on plan assets is guaranteed for an additional amount plus opportunities for profit sharing as determined by the insurance entity. The difference between historical guaranteed rates of return and the guarantee provided by the insurance entity plus any profit sharing allocated to the participant accounts results in an unfunded or funded status that represents the Company’s projected benefit obligation for the respective plans.

The amount of plan assets includes amounts contributed by the employee and employer and amounts earned from investing the contributions, less benefits paid. In accordance with the Company’s group insurance policies, contributions are invested in commingled investment funds, consisting of underlying equity and fixed income securities, respectively. In accordance with Belgium Regulation, a member of a supplementary pension plan whose employment contract comes to an end has the right to transfer their vested reserves to the pension institution of their new employer, contingent upon certain conditions. Accordingly, for ASC 715 purposes, the best evidence of fair value for plan assets is the cash surrender value as of the Measurement Date.

The following table presents the fair value of the plan assets, represented by the Company’s investment in insurance contracts as of the respective dates, which are not separately recorded on the Company’s consolidated balance sheets nor subject to leveling in accordance with ASC 820.

	December 31, 2022		October 31, 2022
	Base Plan	Performance Plan	Base Plan	Performance Plan
Insurance contracts at cash surrender value	$5,795	$2,352	$5,314	$2,193

The Company’s exposure to actuarial gains or losses is limited due to the fact that the assumptions underlying the actuarial analysis, including those presented in the table above, are provisioned for under Belgium Regulation. Similarly, the guarantees provided by the insurance company are based on minimum statutory reserve requirements which results in the same discount rate used to determine both the fair value of the projected benefit obligation as well as the expected (guaranteed) rate of return on plan assets.

Investment Policy
The providers of the Company’s group insurance policies have the fiduciary responsibility for making investment decisions related to the assets of the Company’s defined benefit pension plans. Investment objectives for the assets of these plans are (1) to minimize the net present value of expected funding contributions; (2) to ensure there is a high probability that each plan meets or exceeds our actuarial long-term rate of return assumptions; and (3) to diversify assets to minimize the risk of large losses. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives within prudent risk parameters and in accordance with Belgium Regulations. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Contributions and Estimated Future Benefit Payments
The required funding of our qualified defined benefit pension plans is determined in accordance with Belgium Regulation. The following table presents contributions made by the employee and employer for the period presented as well as the following year:

	Two Months Ended December 31, 2022
Contributions by:	Base Plan	Performance Plan
Employee	$35	$—
Employer	61	—

Contributions expected to be made in 2023:
Employee	$313	$—
Employer	380	—

The following table provides the projected timing of payments for benefits earned to date and benefits expected to be earned for future service by current active employees under our defined benefit plan:

Year	Base Plan	Performance Plan
2023	$3	$—
2024	87	—
2025	68	—
2026	446	—
2027	—	—
Years 2028 - 2032	1,973	2,326

Note S – Equity-Based Compensation
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

On September 2, 2021, the Company’s board of directors adopted the Redwire Corporation 2021 Omnibus Incentive Plan (the “Plan”) which authorizes the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, and other cash or share-based awards to employees, officers, non-employee directors and consultants of the Company. The Company initially reserved an aggregate of 7,936,136 shares (subject to annual increases on January 1 of each year beginning in 2022 and ending with a final increase on January 1, 2031) of the Company’s common stock for grants under the Plan. Shares of the Company’s stock reserved for grants under the Plan were 9,189,953 and 7,936,136 as of December 31, 2022 and December 31, 2021, respectively. Incentive stock options may only be granted to employees and officers employed by the Company. The Plan appoints the board of directors, the compensation committee or such other committee consisting of two or more individuals (the “Committee”) appointed by the board to administer the Plan. Awards under the Plan will contain such terms and conditions not inconsistent with the Plan as the Committee in its discretion approves. The Committee has discretion to administer the Plan in the manner which it determines, from time to time, is in the best interest of the Company.

On September 2, 2021, the Company’s board of directors adopted the Redwire Corporation 2021 Employee Stock Purchase Plan (the “ESPP”) which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. The Company initially reserved an aggregate of 755,822 shares (subject to annual increases on January 1 of each year beginning in 2022 for a period of up to ten years) of the Company’s common stock for grants under the ESPP. Shares of the Company’s stock reserved for grants under the ESPP were 1,382,731 and 755,822 as of December 31, 2022 and December 31, 2021, respectively. The ESPP appoints the Compensation Committee (the “Committee”) to administer the ESPP. Awards under the ESPP will contain such terms and conditions not inconsistent with the ESPP as the Committee in its discretion

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

approves. The Committee has discretion to administer the ESPP in the manner which it determines, from time to time, is in the best interest of the Company. As of December 31, 2022, no shares had been issued under the ESPP.

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

As a result of the Merger, Tranches I and III Incentive Units vested on September 2, 2021 (“vesting date”) and the performance vesting condition was met for the Tranche II Incentive Units. The fair value determined at the date of the amendment of the Class P Unit Incentive Plan was immediately recognized as compensation expense on the vesting date for Tranches I and III. Compensation expense for the Tranche II Incentive Units was recognized over the derived service period of twelve months from the modification date, which resulted in approximately seventy-five percent of the compensation expense for Tranche II being recognized as of December 31, 2021 and $2.4 million of compensation expense being recognized during the year ended December 31, 2022. As of December 31, 2022, there was no unrecognized compensation costs related to Tranche II Incentive Units.

Stock Options
Pursuant to the Plan, the Company’s board of directors granted certain Grantees, options to purchase shares of the Company’s common stock with a contractual term of 10 years. The options vest over a three-year term as follows: 33.3% on the first anniversary of the grant date, 33.3% on the second anniversary of the grant date, and 33.4% on the third anniversary of the grant date. Vesting is contingent upon continued employment or service to the Company; both the vested and unvested portion of a Grantee’s option will be immediately forfeited and canceled if the Grantee ceases employment or service to the Company. The Company recognizes equity-based compensation expense for the options equal to the fair value of the awards on a straight-line basis over the service based vesting period and recognizes forfeitures as they occur.

On July 1, 2022, the Company’s board of directors approved the grant of up to 959,618 stock options to certain officers, managers and other eligible employees pursuant to the Plan. The contractual terms and vesting conditions for these awards are consistent with previous grants described above.

The fair value of options granted under the Plan was estimated on the grant date under the Black-Scholes OPM using the following assumptions:

	2022 Grants	2021 Grants
Expected option term (years)	6	6
Expected volatility	59.50%-72.20%	32.80%
Risk-free rate of return	2.90%-3.95%	0.93%-1.15%
Expected annual dividend yield	—%	—%

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

A summary of stock options activity under the Plan as of December 31, 2022 and December 31, 2021, and changes during the years then ended is presented as follows:

	Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	—	—	—
Granted	1,546,400	3.32	10.00
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2021	1,546,400	$3.32	$10.00	9.67
Granted	995,118	1.78	3.09
Expired	(33,834)	3.31	10.00
Forfeited	(354,093)	2.76	7.48
Outstanding at December 31, 2022	2,153,591	$2.70	$7.22	8.60

As of December 31, 2022, there were 2,153,591 stock options outstanding and $3.3 million of unrecognized compensation cost related to unvested stock options granted under the Plan. There were 480,472 stock options that vested and became exercisable during the year ended December 31, 2022.

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

On May 18, 2022, the Company granted 124,401 restricted stock units of the Company’s common stock to certain members of the Company’s senior management in lieu of cash to settle the 2021 annual bonus. The restricted stock units immediately vested and the weighted average grant date fair value of these awards was 4.12 per share. Because the service inception date preceded the grant date, the Company recognized additional bonus expense of $15 thousand measured as the excess of the grant date fair value over amounts previously accrued as of December 31, 2021. These costs were included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2022.

On May 26, 2022, the Company granted 164,475 restricted stock units of the Company’s common stock to non-employee directors. The restricted stock units vest over one year. The weighted average grant date fair value of these awards was $4.02 per share.

On July 1, 2022, the Company granted 1,366,034 restricted stock units to certain officers, managers and other eligible employees. The restricted stock units follow the same contractual terms and vesting conditions as the options described above. The weighted average grant date fair value of these awards was $3.13 per share. Also on this date, the Company granted 39,936 restricted stock units to a recently appointed non-employee director pursuant to the Non-Employee Director Compensation Policy. The weighted average grant date fair value was $3.13 per share. The restricted stock units vest over one year.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

A summary of the status of the Company’s restricted stock units as of December 31, 2022 and December 31, 2021, and changes during the years then ended is presented as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested at December 31, 2020	—	$—
Granted	1,734,600	11.67
Vested	—	—
Forfeited	(16,650)	12.72
Unvested at December 31, 2021	1,717,950	$11.66	1.8	$11,596
Granted	1,710,596	3.27
Vested	(694,153)	9.91
Forfeited	(451,615)	8.81
Unvested at December 31, 2022	2,282,778	$6.30	1.3	$4,520

As of December 31, 2022, there was approximately $12.3 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.0 years.

The table below presents the equity-based compensation expense recorded during the following periods:

	Year Ended
	December 31, 2022	December 31, 2021
Cost of Sales
Incentive Units	$181	$1,635
Stock Options	63	15
Restricted Stock Units	2,386	466
Total cost of sales	$2,630	$2,116

Selling, general and administrative expenses
Incentive Units	2,171	23,260
Stock Options	1,578	542
Restricted Stock Units	4,407	1,194
Total selling, general and administrative expenses	$8,156	$24,996

Total equity-based compensation expense	$10,786	$27,112

Note T – Impairment Expense

The table below presents the impairment expense recorded during the following periods:

	Year Ended
	December 31, 2022	December 31, 2021
Property, plant and equipment, net	$13,112	$—
Intangible assets, net	30,871	—
Right-of-use assets	2,724	—
Goodwill	49,916	—
Total impairment expense	$96,623	$—

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

During the second quarter of 2022, there was a significant and prolonged decline in the Company’s market capitalization driven by general economic conditions, including heightened inflation, rising interest rates and volatility in the capital markets. Specifically for the Mission Solutions reporting unit, the Company observed a significant decline in discounted future cash flows, primarily attributable to a decrease in forecasted revenues as well as increased production costs and subcontractor delays that have extended the timeline for fulfillment of existing performance obligations and deferred pipeline realization. After considering the totality of events and circumstances, the Company determined that these triggering events indicated that certain recorded intangible assets, including goodwill, and property, plant and equipment may be impaired. After considering the totality of events and circumstances described above, the Company performed an interim quantitative impairment assessment of all reporting units and asset groups as of June 30, 2022, which resulted in a partial impairment of goodwill and certain tangible and intangible assets recorded on the Mission Solutions reporting unit and its underlying asset groups.

During the fourth quarter of 2022, the Company’s market capitalization continued to decline alongside other macroeconomic factors discussed in the previous paragraph. For purposes of its annual goodwill impairment test as of October 1, 2022, the Company performed a qualitative assessment of goodwill at the Space Components and Engineering Services reporting units and concluded that it was not more likely than not that the carrying value of each of those reporting units was in excess of its fair value. However, due to the aforementioned partial impairment and underperformance relative to previously forecasted results, the Company elected to proceed directly to a quantitative impairment test of the Mission Solutions reporting unit and underlying asset groups during the fourth quarter of 2022. As a result of the quantitative impairment test, the remaining balance of goodwill on the Mission Solutions reporting unit was reduced to zero and a full impairment was also recognized on certain tangible and intangible assets for certain asset groups within the reporting unit.

Fair value estimates used in the Company’s quantitative impairment assessments result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions that have been deemed reasonable by management as of the measurement date. Additional information related to these impairment activities is provided below.

Impairment activities during the year ended December 31, 2022 did not have any impact on the Company’s compliance with the Adams Street Credit Agreement or other contract related covenants.

Property, plant and equipment, net
As a result of the qualitative factors described above, the Company performed an annual and interim quantitative impairment test in accordance with ASC 360 and determined that the carrying value of three asset groups within the Mission Solutions reporting unit were not recoverable based on entity-specific, undiscounted net cash flows. Accordingly, impairment expense was measured as the amount by which the carrying value of the asset groups exceeded their fair value as of the respective reporting dates. The fair value of the three asset groups was determined using an income approach based on a discounted cash flow model.

Impairment expense was measured as the amount by which the carrying value of the asset groups exceeded their fair value as of the respective reporting dates. Based on the results of the quantitative impairment tests performed during 2022, the Company recognized impairment expense related to personal property and equipment, leasehold improvements and construction in progress of $13.1 million.

Right-of-use assets
Impairment testing for right of use assets is consistent with the methodologies previously discussed for ASC 360. Based on the results of the quantitative impairment tests performed during 2022, the Company recognized impairment expense related to right-of-use assets of $2.7 million.

Intangible assets, net
As a result of the qualitative factors described above, the Company performed an annual and interim quantitative impairment test of certain indefinite-lived intangible assets and definite-lived intangible assets in accordance with ASC 350 and ASC 360, respectively. Under ASC 350, the fair value of the Company’s indefinite-lived intangible assets was determined using the relief from royalty method, which assumes that the asset’s fair value is the present value of license fees avoided by owning it. Please refer to the discussions above regarding the methodologies prescribed under ASC 360.

Impairment expense was measured as the amount by which the carrying value of the intangible assets exceeded their fair value as of the respective reporting dates. Based on the results of the quantitative impairment tests, the Company recognized impairment expense related to customer relationships, technology, trademarks, internal-use software licenses and IPR&D of $30.9 million during the year

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

ended December 31, 2022.

Goodwill
As a result of the qualitative factors described above, the Company performed an annual and interim quantitative goodwill impairment test in accordance with ASC 350. The fair value of the Company’s reporting units was determined using a combination and applied weighting of an income approach based on a discounted cash flow model as well as two market approaches based on (i) guideline public company revenues and earnings before interest, tax, depreciation and amortization multiples and (ii) guideline transactions, whereby consideration is given to prices paid in market comparable transactions.

Based on the interim and annual impairment tests, the Company determined that the estimated fair value of the Mission Solutions reporting unit was lower than its carrying value as of June 30, 2022 and October 1, 2022. Accordingly, the Company recorded total non-cash, pre-tax and post-tax impairment charges of $49.9 million during the year ended December 31, 2022, which reduced the reporting unit’s goodwill balance to zero as of December 31, 2022.

The impairment of goodwill on the Mission Solutions reporting unit was due to a significant decline in discounted future cash flows, primarily attributable to a decrease in forecasted revenues as well as increased production costs and subcontractor delays that have extended the timeline for fulfillment of existing performance obligations and deferred pipeline realization.

Note U – Net Income (Loss) per Common Share
A reconciliation of the basic and diluted net income (loss) per share were computed for the periods presented is as follows:

	Year Ended
	December 31, 2022	December 31, 2021
Numerator:
Net income (loss) attributable to Redwire Corporation	$(130,617)	$(61,537)
Less: dividends on Convertible Preferred Stock	1,760	—
Net income (loss) available to common shareholders	(132,377)	(61,537)

Denominator:
Weighted-average common shares outstanding:
Basic	63,324,416	45,082,544
Diluted	63,324,416	45,082,544

Net income (loss) per common share:
Basic and diluted	$(2.09)	$(1.36)

Basic and diluted net income (loss) per common share are calculated by dividing net income (loss) available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Net income (loss) available to common shareholders (the numerator) is calculated by deducting both dividends declared and accumulated, regardless of the form of payment, during the period from Net income (loss) attributable to Redwire Corporation as presented on the consolidated statements of operations and comprehensive income (loss).

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares and common equivalent shares outstanding for the periods presented using the treasury-stock method or, for participating securities, the if-converted method or two-class method, whichever is more dilutive. Common equivalent shares outstanding includes the dilutive effects from the assumed issuance, exercise or conversion of warrants, equity-based awards, and the Convertible Preferred Stock, except when antidilutive.
Because the Company had a net loss for all periods presented, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented. Please refer to Note O, Note L and Note S for further information on the Company’s Convertible Preferred Stock, warrants and equity-

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

based compensation awards, respectively.

Note V – Joint Venture
Through the acquisition of Space NV, the Company participates in a joint venture operation with SES Techcom S.A. (“Techcom”) for the purpose of performing M&O Services to the European Space Agency, among others. Pursuant to a shareholders agreement dated June 28, 2007, this joint venture was created under the form of two companies: RSS and ROS, both governed by Belgian law. Total authorized share capital for RSS and ROS was €250 thousand. The Company has an ownership interest in RSS and ROS of 48% and 52%, respectively, while Techcom has ownership interests in RSS and ROS of 52% and 48%, respectively. Voting rights, board representation and distribution of residual returns is proportionate to these equity interests.

M&O Services provided under the joint venture include development, operation and maintenance of satellite communication systems and ground facilities as well as in-orbit testing and educational support services on delivered infrastructure. These services are jointly performed with ROS serving as a subcontractor to RSS. Pursuant to an agreement dated April 1, 2022 (the “Transfer Agreement”), all M&O activities were transferred from ROS to RSS, including personnel, and the subcontractor relationship between ROS and RSS was terminated on the same date. Subsequent to this transfer, ROS continues to exhibit a significant influence over the joint venture operations and receives a management fee in exchange for administrative services.

The acquisition of Space NV by the Company did not result in any changes to the joint venture or ownership interests in the underlying legal entities. The joint venture automatically terminates on the earlier of: (i) the expiration of the M&O Service agreement with ESA, unless other business is conducted by either company at the time of expiration, (ii) complete withdrawal of ownership interests held by Space NV or Techcom, or (iii) unanimous consent by the shareholders that both RSS and ROS are dissolved.

In accordance with ASC 810, Consolidation, both RSS and ROS are accounted for under the variable interest entity (“VIE”) model due to insufficient equity investment at risk to finance operations without subordinated financial support. Additional information with regard to these entities is provided below.

Consolidated Variable Interest Entity
ROS was formed with an initial issued share capital of €0.1 million representing 1,000 shares of €100 par value each. The shares were fully paid upon incorporation with Space NV and Techcom owning 52% and 48%, respectively. ROS’s board of directors is composed of five members elected for renewable terms of 2 years. As previously noted, board representation under the joint venture is proportionate to equity ownership with Space NV holding a majority as of October 31, 2022, the acquisition date of Space NV, and December 31, 2022.

The Company evaluated its interests in the joint venture and determined that Space NV had a variable interest in ROS as of October 31, 2022 and December 31, 2022. Due to their power to direct activities of the VIE that most significantly impact its economic performance, Space NV was determined to be the primary beneficiary and, therefore, consolidated ROS as of October 31, 2022 and December 31, 2022. Total assets and total liabilities for ROS as of December 31, 2022 were $1.6 million and $1.1 million, respectively. As a result of the Transfer Agreement, net income from ROS for the two months ended December 31, 2022 was de minimis for disclosure.

Nonconsolidated Variable Interest Entity
RSS was also formed with an initial issued share capital of €0.1 million representing 1,000 shares of €100 par value each. The shares were fully paid upon incorporation with Techcom and Space NV owning 52% and 48%, respectively. RSS’s board of directors is composed of five members elected for renewable terms of 2 years. As previously noted, board representation under the joint venture is proportionate to equity ownership with Techcom holding a majority as of October 31, 2022, the acquisition date of Space NV, and December 31, 2022.

The Company determined that Space NV was not the primary beneficiary of RSS due to Techcom having the power to direct the activities of the VIE that most significantly impact its economic performance. As a result of having greater than 20% ownership but less than 50% and holding two of five board seats, Space NV has the ability to exercise significant influence over the entity. Accordingly, RSS is accounted for as an equity method investment.

As part of purchase accounting, the equity method investment was measured at its fair value of $3.0 million as of October 31, 2022. Subsequent to the acquisition, the Company recognized income from RSS of $0.1 million which is included in other (income) expense, net on the consolidated statements of operations and comprehensive income (loss). The carrying value of the equity method investment was $3.3 million as of December 31, 2022.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note W – Related Parties
The table below presents details of the Company’s related party transactions with AEI included on the consolidated statements of operations and comprehensive income (loss) for the following periods:

	Year Ended
	December 31, 2022	December 31, 2021
Management fees paid to AEI	$—	$477
Transaction fees paid to AEI	—	1,019
Total fees paid to AEI	$—	$1,496

All related party fees associated with AEI were incurred prior to the close of the Merger. Additionally, the Company made a $4.9 million payment to AEI in October 2020, which was repaid in February 2021.

As of December 31, 2022, Peter Cannito, the Company’s Chairman and Chief Executive Officer, and Kirk Konert, a member of the Company’s board of directors, also served on the board of directors for a current customer of the Company. During the year ended December 31, 2022 and December 31, 2021, the Company recognized related revenues of $2.0 million and $6.7 million, respectively. As of December 31, 2022 and December 31, 2021, The Company had related outstanding receivables of none and $1.3 million, respectively.

During the fourth quarter of 2022, AEI acquired a majority interest in a customer of the Company and Kirk Konert, a member of the Company’s board of directors, also joined the customer’s board of directors. During the year ended December 31, 2022 and December 31, 2021, the Company recognized related revenues of $7.7 million and $2.6 million, respectively. As of December 31, 2022 and December 31, 2021, The Company had related outstanding receivables of $0.3 million and $2.6 million, respectively.

In the normal course of business, the Company participates in related party transactions with certain vendors and customers where AEI maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. For the year ended December 31, 2022 and December 31, 2021, transactions with other companies in AEI’s investment portfolio, not separately disclosed, did not have a material impact on the Company’s consolidated financial statements.

During the year ended December 31, 2022, the Company issued 40,000 shares of the Convertible Preferred Stock to AEI, for an aggregate purchase price of $40.0 million. During the year ended December 31, 2022, the Company also issued 40,000 shares of the Convertible Preferred Stock to Bain Capital, for an aggregate purchase price of $40.0 million, and Bain Capital subsequently acquired an additional 10,000 shares of Convertible Preferred Stock from AEI for an aggregate purchase price of $10.0 million. Following the foregoing transactions, Bain Capital holds 50,000 shares of Convertible Preferred Stock and AEI holds 30,000 shares of Convertible Preferred Stock. For more information on the Convertible Preferred Stock, including AEI’s and Bain Capital’s rights thereunder, please refer to Note O.

Please refer to Note J, for related party transactions associated with the Company’s debt obligations.

Note X – Subsequent Events

The Company has evaluated subsequent events after the consolidated balance sheet as of December 31, 2022 through the consolidated financial statements issuance date and there were no additional subsequent events that required disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, which are designed to ensure that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were not effective as of December 31, 2022 due to the following material weaknesses in internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. This assessment was based on the criteria set forth by the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting were not effective as of December 31, 2022 because of the material weaknesses described below.

In accordance with Section 103 of the Jumpstart Our Business Startups (“JOBS”) Act, the Company is not required to comply with the requirement to provide an auditor’s report on Internal Controls over Financial Reporting under Section 404(b) of the Sarbanes-Oxley Act for as long as it qualifies as an emerging growth company.

Scope of Management's Report on Internal Control Over Financial Reporting
The SEC permits companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of such acquisition. In reliance of the SEC's guidance, management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 does not extend to the internal controls of current year acquisition Redwire Space NV (“Space NV”, previously known as QinetiQ Space NV), including its consolidated variable interest entity, Redu Operations Services SA/NV, and equity method investment in Redu Space Service SA/NV, because Space NV was acquired in the fourth quarter of 2022. The aggregate assets and revenues of the excluded acquisition represent 29% and 7%, respectively, of the Company’s consolidated total assets and total revenues as of and for the year ended December 31, 2022, respectively.

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

The material weaknesses above did not result in a misstatement to the consolidated financial statements as presented in this Annual Report on Form 10-K.

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

The IT deficiencies noted above did not result in a misstatement to the consolidated financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.

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

•We reviewed the personnel structure and identified new positions to enhance our accounting and financial reporting team. Some of these individuals were onboarded during the years ended December 31, 2021 and 2022, while others are expected to be onboarded during 2023. We have and expect to continue to align our personnel to specific areas and responsibilities to alleviate the numerous competing responsibilities currently faced.
•We engaged a third-party global consulting firm to accelerate the development and formalization of a risk assessment process across the organization to identify risks and design new controls or enhance existing controls responsive to such risks to ensure timely and accurate financial reporting.
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
•We are in the process of performing an assessment of all information technology systems which provide data for financial reporting purposes and consolidating systems where appropriate. As part of this assessment, we will be designing, implementing and documenting IT general controls.

We are working to remediate the material weaknesses as efficiently and effectively as possible and expect full remediation will likely go beyond December 31, 2023. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in the Company incurring additional costs, and will place additional demands on our financial and operational resources.

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

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation

The information required by this item will be contained in our Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(ii)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(iii)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflecting in First Column)
Equity Compensation Plans Approved by Security Holders(i)	4,436,369	$7.22	5,408,328
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	4,436,369	$7.22	5,408,328

(i) Includes the Redwire Corporation 2021 Omnibus Incentive Plan and the Redwire Corporation 2021 Employee Stock Purchase Plan. As of December 31, 2022, the number of shares reserved for issuance under the 2021 Omnibus Incentive Plan and the 2021 Employee Stock Purchase Plan were 9,189,953 shares and 1,382,731 shares, respectively. The number of shares reserved for issuance under the 2021 Omnibus Incentive Plan automatically increases each January 1st prior to the termination of the plan, in an amount equal to the lesser of 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year or such lesser number of shares as determined by the Board. The total number of shares reserved for issuance under the 2021 Employee Stock Purchase Plan automatically increases for a period of up to ten years, which period began on January 1, 2022, in an amount equal to the lesser of 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or such lesser number of shares as determined by the Board; provided, however, no more than 8,000,000 shares of common stock may be issued in total under the plan.
(ii) Includes 2,282,778 restricted stock units (RSUs) and options to purchase 2,153,591 shares of common stock, each granted and outstanding under the Redwire Corporation 2021 Omnibus Incentive Plan.
(iii) Excludes restricted stock units, which have no exercise price.

The remaining information required by this item will be contained in our Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in our Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2.2†
Agreement relating to the sale and purchase of the whole of the issued share capital of QinetiQ Space NV, dated October 3, 2022, between the Vendors party thereto, Redwire Space Europe, LLC and AE Industrial Partners Fund II, LP (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on October 4, 2022).

3.1
Certificate of Incorporation of Redwire Corporation, filed with the Secretary of State of the State of Delaware on September 2, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on September 10, 2021).

3.2	Bylaws of Redwire Corporation (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on September 10, 2021).
3.3
Certificate of Designation of Series A Convertible Preferred Stock of Redwire Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 2, 2022).

3.4
Certificate of Amendment of Certificate of Designation of the Company Series A Convertible Preferred Stock of Redwire Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on January 9, 2023).

4.1	Description of the Registrant’s securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on April 11, 2022).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed by the Registrant on September 25, 2020).
4.3
Warrant Agreement, dated as of November 23, 2020, between Continental Stock Transfer & Trust Company and Genesis Park Acquisition Corp. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on November 27, 2020).

10.1	Form of Subscription Agreement, dated November 18, 2020 (incorporated by reference to Exhibit 10.18 to Current Report on Form 8-K, filed by Genesis Park Acquisition Corp. on November 27, 2020).
10.2	Form of Subscription Agreement (incorporated by reference to Annex F to the proxy statement/prospectus filed by Genesis Park Acquisition Corp. on July 6, 2021).
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

Exhibit Number	Description
10.5
Letter Agreement, dated November 23, 2020, by and among Genesis Park Acquisition Corp., Genesis Park Holdings and each director and officer of Genesis Park Acquisition Corp. (incorporated by reference to Exhibit 10.17 to Current Report on Form 8-K, filed by Genesis Park Acquisition Corp. on November 27, 2020).

10.6+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 10, 2021).
10.7+	Redwire Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 filed on November 1, 2021).
10.8+	Redwire Corporation 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-8 filed on November 1, 2021).
10.9+	First Amendment to the Redwire Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed on September 10, 2021).
10.10+
Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the Redwire Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 11, 2022).

10.11+
Form of Restricted Stock Unit Award Agreement (Employee) under the Redwire Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on April 11, 2022).

10.12+
Form of Nonqualified Stock Option Award Agreement under the Redwire Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on April 11, 2022).

10.13
Credit Agreement, dated as of October 28, 2020, by and among Cosmos Finance, LLC, Cosmos Acquisition, LLC, the other Borrowers, Guarantors and Lenders (as defined therein) from time to time parties thereto, Adams Street Credit Advisors LP, as administrative agent and collateral agent and Adams Street Credit Advisors LP, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on April 11, 2022).

10.14
First Amendment to Credit Agreement, dated as of February 17, 2021, by and among Cosmos Acquisition, LLC, Cosmos Finance, LLC, the other Borrowers, Guarantors and Lenders (as defined therein) from time to time parties thereto, Adams Street Credit Advisors LP, as administrative agent and collateral agent and the First Amendment Term Lenders (as defined therein) (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 11, 2022).

10.15
Second Amendment to Credit Agreement, dated as of September 2, 2021, by and among Redwire Holdings, LLC, formerly known as Cosmos Acquisition, LLC, Redwire Intermediate Holdings, LLC, formerly known as Cosmos Finance, LLC, the other Borrowers, Guarantors and Lenders (as defined therein) from time to time parties thereto and Adams Street Credit Advisors LP, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 11, 2022).

10.16
Third Amendment to Credit Agreement, dated as of March 25, 2022, by and between Redwire Holdings, LLC, the other Borrowers party thereto, the Guarantors party thereto, Adams Street Credit Advisors, LP, as Administrative Agent and as Collateral Agent and each lender party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2022.

10.17+
Offer Letter, dated as of March 11, 2020, by and between Cosmos Parent, LLC and Peter Cannito (incorporated by reference to Exhibit 10.25 to the proxy statement/prospectus filed by Genesis Park Acquisition Corp. on July 6, 2021)..

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

10.20
Common Stock Purchase Agreement, dated April 14, 2022, by and between Redwire Corporation and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 14, 2022).

10.21
Registration Rights Agreement, dated April 14, 2022, by and between Redwire Corporation and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on April 14, 2022).

10.22+
Employment Agreement, dated as of June 1, 2022, by and between Redwire Corporation and Jonathan E. Baliff (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 1, 2022).

10.23+
Separation and Release Agreement, dated as of June 1, 2022, by and between Redwire Corporation and William Read (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on June 1, 2022).

10.24
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

10.25+
Investment Agreement, dated as of October 28, 2022, by and between Redwire Corporation and AE Industrial Partners Fund II, LP and AE Industrial Partners Structured Solutions I, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 2, 2022).

10.26+
Investment Agreement, dated as of October 28, 2022, by and between Redwire Corporation and BCC Redwire Aggregator, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on November 2, 2022).

Exhibit Number	Description
10.27
Registration Rights Agreement, dated as of October 28, 2022, by and between Redwire Corporation and BCC Redwire Aggregator, L.P., AE Industrial Partners, Fund II LP and AE Industrial Partners Structured Solutions I, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on November 2, 2022).

10.28
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

10.29+
Separation and Release Agreement, dated as of November 21, 2022, by and between Redwire Corporation and Andrew Rush (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 22, 2022)

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

Redwire Corporation

Date:	March 31, 2023	By:	/s/ Peter Cannito
		Name:	Peter Cannito
		Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Peter Cannito	Chief Executive Officer and Chairman (Principal Executive Officer)	March 31, 2023
Peter Cannito

/s/ Jonathan S. Baliff	Chief Financial Officer and Director (Principal Financial Officer)	March 31, 2023
Jonathan S. Baliff

/s/ Chris Edmunds	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2023
Chris Edmunds

/s/ John S. Bolton	Director	March 31, 2023
John S. Bolton

/s/ Louis R. Brothers	Director	March 31, 2023
Louis R. Brothers

/s/ Les Daniels	Director	March 31, 2023
Les Daniels

/s/ Michael J. Bevacqua	Director	March 31, 2023
Michael J. Bevacqua

/s/ Kirk Konert	Director	March 31, 2023
Kirk Konert

/s/ David Kornblatt	Director	March 31, 2023
David Kornblatt