Form 10-Q
period 2023-03-31
Redwire Corp
filed 2023-05-12
CIK 1819810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 64,280,631 shares of common stock as of May 5, 2023.

REDWIRE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2023

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
•if we are unable to successfully integrate recently completed and future acquisitions, including the recent acquisition of QinetiQ Space NV, or successfully select or execute future acquisitions into the business, our operations and financial condition could be materially and adversely affected;
•the issuance and sale of shares of our Series A Convertible Preferred Stock has reduced the relative voting power of holders of our common stock and diluted the ownership of holders of our capital stock;
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
•there may be additional issuances or sales of a substantial amount of our common stock by our current stockholders, and these sales could cause the price of our common stock to fall;
•the issuance of the Series A Convertible Preferred Stock may impact the price and market for our common stock;
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
•we are reliant on third-party launch vehicles to launch our spacecraft and customer payloads into space;
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
•the benefits of our merger with Genesis Park Acquisition Corp. (the “Merger”) may not be realized to the extent currently anticipated by us, or at all. The ability to recognize any such benefits from the Merger may be affected by, among other things, competition, our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees;
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
•we have government customers, which subjects us to risks including early contract termination, audits, investigations, sanctions and penalties;
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

Item 1. Financial Statements and Supplementary Data

REDWIRE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of U.S. dollars, except share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$11,273	$28,316
Accounts receivable, net	23,481	26,726
Contract assets	40,741	31,041
Inventory	1,452	1,469
Income tax receivable	688	688
Prepaid insurance	1,413	2,240
Prepaid expenses and other current assets	5,704	5,687
Total current assets	84,752	96,167
Property, plant and equipment, net	12,915	12,761
Right-of-use assets	12,956	13,103
Intangible assets, net	65,333	66,871
Goodwill	64,910	64,618
Equity method investments	3,259	3,269
Other non-current assets	953	909
Total assets	$245,078	$257,698

Liabilities, Convertible Preferred Stock and Equity (Deficit)
Current liabilities:
Accounts payable	$14,063	$17,584
Notes payable to sellers	—	1,000
Short-term debt, including current portion of long-term debt	1,679	2,578
Short-term operating lease liabilities	3,345	3,214
Short-term finance lease liabilities	356	299
Accrued expenses	36,275	36,581
Deferred revenue	24,999	29,817
Other current liabilities	3,506	3,666
Total current liabilities	84,223	94,739
Long-term debt	75,019	74,745
Long-term operating lease liabilities	12,415	12,670
Long-term finance lease liabilities	759	579
Warrant liabilities	4,098	1,314
Deferred tax liabilities	3,172	3,255
Other non-current liabilities	384	506
Total liabilities	$180,070	$187,808
Commitments and contingencies (Note J – Commitments and Contingencies)

REDWIRE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands of U.S. dollars, except share data)

	March 31, 2023	December 31, 2022
Convertible preferred stock, $0.0001 par value, 88,000 shares authorized; 81,250 and 81,250 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively. Liquidation preference of $162,500 and $162,500 as of March 31, 2023 and December 31, 2022, respectively(1).	$76,365	$76,365

Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 99,912,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 64,280,631 and 64,280,631 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	6	6
Treasury stock, 141,811 and 141,811 shares, at cost, as of March 31, 2023 and December 31, 2022, respectively	(381)	(381)
Additional paid-in capital	200,084	198,126
Accumulated deficit	(213,786)	(206,528)
Accumulated other comprehensive income (loss)	2,492	2,076
Total shareholders’ equity (deficit)	(11,585)	(6,701)
Noncontrolling interests	228	226
Total equity (deficit)	(11,357)	(6,475)
Total liabilities, convertible preferred stock and equity (deficit)	$245,078	$257,698
(1) Please refer to Note K – Convertible Preferred Stock for additional information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues	$57,605	$32,867
Cost of sales	43,388	27,696
Gross margin	14,217	5,171
Operating expenses:
Selling, general and administrative expenses	16,038	20,951
Transaction expenses	9	46
Research and development	388	1,724
Operating income (loss)	(2,218)	(17,550)
Interest expense, net	2,644	1,452
Other (income) expense, net	2,427	1,180
Income (loss) before income taxes	(7,289)	(20,182)
Income tax expense (benefit)	(31)	(2,889)
Net income (loss)	(7,258)	(17,293)
Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Redwire Corporation	$(7,258)	$(17,293)

Net income (loss) per common share(1):
Basic and diluted	$(0.18)	$(0.28)

Comprehensive income (loss):
Net income (loss) attributable to Redwire Corporation	$(7,258)	$(17,293)
Foreign currency translation gain (loss), net of tax	418	(128)
Total other comprehensive income (loss), net of tax	418	(128)
Total comprehensive income (loss)	$(6,840)	$(17,421)

(1) Please refer to Note O – Net Income (Loss) per Common Share for additional information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands of U.S. dollars, except share and unit data)

Three Months Ended March 31, 2022	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2021	62,690,869	$6	$183,024	$(75,911)	$103	$107,222
Equity-based compensation expense	—	—	4,411	—	—	4,411
Foreign currency translation, net of tax	—	—	—	—	(128)	(128)
Net loss	—	—	—	(17,293)	—	(17,293)
Balance as of March 31, 2022	62,690,869	$6	$187,435	$(93,204)	$(25)	$94,212

Three Months Ended March 31, 2023	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	64,280,631	$6	141,811	$(381)	$198,126	$(206,528)	$2,076	$(6,701)	$226	$(6,475)
Equity-based compensation expense	—	—	—	—	1,958	—	—	1,958	—	1,958
Foreign currency translation, net of tax	—	—	—	—	—	—	416	416	2	418
Net loss	—	—	—	—	—	(7,258)	—	(7,258)	—	(7,258)
Balance as of period end March 31, 2023	64,280,631	$6	141,811	$(381)	$200,084	$(213,786)	$2,492	$(11,585)	$228	$(11,357)

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of U.S. dollars)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net income (loss) attributable to Redwire Corporation	$(7,258)	$(17,293)
Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss)	(7,258)	(17,293)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,466	3,658
Amortization of debt issuance costs and discount	146	79
Equity-based compensation expense	1,958	4,411
(Gain) loss on change in fair value of committed equity facility	(106)	—
(Gain) loss on change in fair value of warrants	2,784	1,238
Deferred provision (benefit) for income taxes	(131)	(2,889)
Non-cash lease expense	26	116
Non-cash interest expense	384	—
Other	94	(5)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	3,394	4,274
(Increase) decrease in contract assets	(9,423)	(5,748)
(Increase) decrease in inventory	18	(337)
(Increase) decrease in prepaid insurance	827	1,067
(Increase) decrease in prepaid expenses and other assets	(183)	(1,322)
Increase (decrease) in accounts payable and accrued expenses	(3,627)	3,141
Increase (decrease) in deferred revenue	(4,844)	(1,801)
Increase (decrease) in operating lease liabilities	(39)	—
Increase (decrease) in other liabilities	23	(35)
Increase (decrease) in notes payable to seller	(557)	—
Net cash provided by (used in) by operating activities	(14,048)	(11,446)
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(787)	(892)
Purchase of intangible assets	(12)	(122)
Net cash provided by (used in) investing activities	(799)	(1,014)
Cash flows from financing activities:
Repayments of debt	(1,094)	(1,337)
Payment of debt issuance fees to third parties	—	(770)
Repayment of finance leases	(77)	—
Payment of committed equity facility transaction costs	(571)	—
Payments of issuance costs related to convertible preferred stock	(52)	—
Payment of contingent earnout	(443)	—
Net cash provided by (used in) financing activities	(2,237)	(2,107)
Effect of foreign currency rate changes on cash and cash equivalents	41	(18)
Net increase (decrease) in cash and cash equivalents	(17,043)	(14,585)
Cash and cash equivalents at beginning of period	28,316	20,523
Cash and cash equivalents at end of period	$11,273	$5,938

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

Strategic acquisitions are a key part of our growth strategy that augment our technology and product offerings. From March 2020 through March 31, 2023, the Company has completed nine acquisitions, which collectively have provided a wide variety of complementary technologies and solutions to serve the Company’s target markets and customers. During the year ended December 31, 2022, the Company completed the acquisition of Redwire Space NV (f/k/a Qinetiq Space NV) (“Space NV”) as described in Note C – Business Combinations.

The Company’s wholly-owned subsidiary, Space NV, participates in a joint venture operation with SES Techcom S.A. for the purpose of performing maintenance and operations services (“M&O Services”) to the European Space Agency, among others. Pursuant to a shareholders agreement dated June 28, 2007, this joint venture was created under the form of two companies: Redu Space Service SA/NV (“RSS”) and Redu Operations Services SA/NV (“ROS”), both of which are organized under Belgian law. Please refer to Note P – Joint Venture for additional information.

Impact of Macroeconomic Environment
Adverse macroeconomic conditions including, among others, heightened inflation, rising interest rates, volatility in capital markets, supply chain disruptions, labor shortages, the COVID-19 pandemic and regulatory challenges have affected the Company’s cost of capital, financial condition and results of operations. Decreases in the availability, cost and delivery of supplies have caused shortages and delays for the procurement of raw materials, components and other supplies required to fulfill the Company’s performance obligations. The long-term impacts of macroeconomic conditions and COVID-19 pandemic are difficult to predict and could continue to adversely affect the Company’s operations and financial results.

Note B – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statement information and the rules of the SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of adjustments associated with acquisition accounting and normal recurring adjustments, necessary for the fair statement of such financial statements. All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s 2022 Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023. Interim results are not necessarily indicative of the results that may be expected for a full year.

The Company uses a fiscal year ending on December 31st of each year. The Company consolidates all entities that are controlled by ownership of a majority voting interest. Additionally, there are situations in which consolidation is required even though the usual condition of consolidation does not apply. Generally, this occurs when an entity holds an interest in another business entity that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity’s voting interests in, and its exposure to the economic risks and potential rewards of, the other business entity. This

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

disproportionate relationship results in what is known as a variable interest, and the entity in which the Company has the variable interest is referred to as a Variable Interest Entity (“VIE”). An entity must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Please refer to Note P – Joint Venture for additional information.

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

Please refer to Note C – Business Combinations for additional information related to the Company’s business combinations.

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

Foreign Currency Translation
The Company’s condensed consolidated financial statements are presented in United States dollars (“USD”), which is the functional currency of the Company. The local currency of our operations in Luxembourg and Belgium, the Euro, is considered to be the functional currency of those operations. Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into USD at exchange rates effective as of the balance sheet date. Revenues and expenses are translated using average exchange rates in effect for the periods presented.

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

The table below presents supplemental cash flow information during the following periods:

	Three Months Ended
	March 31, 2023	March 31, 2022
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$2,069	$1,409

Non-Cash Investing and Financing Activities:
Capital expenditures not yet paid	$928	$1,213

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high-credit quality. At times, such amounts may exceed federally insured limits. Cash and cash equivalents on deposit or invested with financial and lending institutions was $11.3 million and $28.3 million, as of March 31, 2023 and December 31, 2022, respectively.

The Company provides credit to customers in the normal course of business. The carrying amount of current accounts receivable is stated at cost, net of an allowance for expected credit losses. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be fully collected. The allowance is based on a pooled approach to estimate expected credit losses for receivables with similar risk characteristics including, but not limited to, customer credit worthiness, age of accounts receivable, geographic location of the customer, and sources of funding from the ultimate customer. Loss rates are calculated for each pool based on historical payment experience and any applicable collateral, then adjusted for any changes in current and future economic conditions.

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

Leases
The Company is obligated under certain operating and finance leases for its facilities, vehicles and office equipment. The Company assesses whether an arrangement is a lease or contains a lease at inception of the arrangement. For arrangements considered leases, the Company assesses the lease for finance or operating classification and records a right-of-use (ROU) asset and lease liability as of the commencement date. The Company uses the date of initial possession as the lease commencement date, which is generally when the underlying asset becomes available for the Company’s specific use. The Company’s operating leases are included in right-of-use assets, short-term operating lease liabilities and long-term operating lease liabilities on the condensed consolidated balance sheets. The Company’s finance leases consist primarily of vehicles and are included in property, plant and equipment, net, short-term finance lease liabilities and long-term finance lease liabilities on the condensed consolidated balance sheets.

ROU assets represent the Company’s right to use the underlying asset for the lease term and are depreciated over the shorter of the useful life of the asset and the lease term. Lease liabilities represent the present value of the Company’s obligations to make payments arising over the lease term. The present value of the lease payments is calculated using the incremental borrowing rate as of the lease commencement date, which reflects the fixed rate the Company would have to pay to borrow an amount equal to the future minimum lease payments over a similar term. Operating lease expense includes the sum of imputed interest expense and depreciation. For finance leases, interest is recognized and presented separately in Interest expense, net on the condensed consolidated statements of operations and comprehensive income (loss). The lease term includes renewal options which are reasonably certain to be exercised.

Lease and non-lease related components, such as common area maintenance costs, obligations to return the underlying asset to its original condition, or costs to dismantle and remove the underlying asset at the end of the term, are accounted for separately. Certain

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

leasing arrangements contain predetermined fixed escalation of minimum rents and/or require variable payments, such as insurance and tax payments. Variable lease payments which depend on an index or other rate are initially measured using the index or rate at the commencement date and included in the measurement of the ROU asset and lease liability. The subsequent change in lease payments as a result of a change in the index or other rate are recognized as expense in the period in which the payment occurs.

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

For Step 1, the Company compares the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess. In general, the Company estimates the fair value of each reporting unit using a combination of a discounted cash flow (DCF) analysis and market-based valuation methodologies such as comparable public company trading values and values observed in recent business acquisitions. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and transaction multiples. The cash flows employed in the DCF analysis are based on the Company best estimate of future revenues, gross margins, operating expenses, and cash flows with consideration for other factors, such as general market conditions, U.S. and foreign Government budgets, existing contracted and uncontracted backlog, subcontractor agreements, changes in working capital, long-term business plans and historical operating performance. The discount rates utilized in the DCF analysis are based on the respective reporting unit’s weighted average cost of capital, which takes into account the relative weights of debt and equity components within the Company’s existing capital

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

structure and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the respective reporting unit. The carrying value of each reporting unit includes the assets and liabilities employed in its operations, goodwill and allocations of certain assets and liabilities held at the corporate level.

Equity Method Investments
Investments where the Company has the ability to exercise significant influence, but does not have control of the investee, are accounted for under the equity method of accounting and presented as equity method investments on the condensed consolidated balance sheets. Significant influence typically exists if the Company has a 20% to 50% ownership interest in the investee. Under this method of accounting, the Company’s share of the net earnings or losses of the investee is included in other income, net on the condensed consolidated statements of operations and comprehensive income (loss) since the activities of the investee are not closely aligned with the operations of the business.

The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Please refer to Note P – Joint Venture for additional information.

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

For long-term contracts, the Company typically recognizes revenue using the input method, using a cost-to-cost measure of progress. The Company believes that this method represents the most faithful depiction of the Company’s performance because it directly measures value transferred to the customer. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, but are not limited to, the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed; the cost and availability of materials; the availability of subcontractor services and materials; and the availability and timing of funding from the customer. The Company bears the risk of changes in estimates to complete on a fixed-price contract, which may cause profit levels to vary from period to period. For cost reimbursable contracts, the Company is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. In the limited instances where the Company enters into T&M contracts, revenue recognized reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other direct billable costs. For T&M contracts, the Company recognizes revenue in the amount for which the Company has a right to invoice the customer based on the control transferred to the customer. For long-term contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable.

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

Post-retirement Benefit Plans
As a result of the Space NV acquisition, the Company sponsors various post-retirement benefit plans for certain non-U.S. employees including two cash balance plans which are defined benefit plans that provide for post-retirement benefits based on employee and employer contributions and prescribed rates of return in accordance with Belgium Regulation. Based on the Company’s policy to cover 100% of all benefit obligations associated with supplementary pensions, bonus pensions, and other post-retirement benefits (i.e., death and disability) through group insurance policies, these post-retirement benefit plans are accounted for as insurance contracts in accordance with ASC 715. Accordingly, the Company recognizes the net funded status on a plan-by-plan basis as either an asset recorded within other non-current assets or a liability recorded within other non-current liabilities within the condensed consolidated balance sheets. The net funded status is measured on a plan-by-plan basis as the difference between the fair value of each plan’s assets and the benefit obligation.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Differences between the actual return and expected return on plan assets during the year and changes in the benefit obligation for the Company’s defined benefit pension plans due to changes in the annual valuation assumptions generate actuarial gains or losses. The Company has elected to immediately recognize actuarial gains and losses as a component of net periodic pension cost for both plan assets and obligations. Additionally, the benefit obligation for the Company’s defined benefit pension plans may increase or decrease as a result of plan amendments that affect the benefits to plan participants related to service for periods prior to the effective date of the amendment, which generates prior service costs or credits. Net periodic benefit cost is estimated at the beginning of the year, based on beginning-of-the-year (or end-of-prior-year) plan balances and assumptions. Service costs are presented within cost of sales and selling, general and administrative expenses, while other components of net periodic benefit cost are presented within other (income) expense, net, outside of operating expenses.

Please refer to Note M – Employee Benefit Plans for additional information related to the Company’s defined benefit plans.

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

Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement declared effective under the Securities Act of 1933, as amended, or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), an amendment of the FASB ASC. Subsequent to the issuance of ASU 2016-13, there were various updates that amended and clarified the impact of ASU 2016-13. ASU 2016-13 broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The amendments in ASU 2016-13 will require an entity to record an allowance for credit losses for certain financial instruments and financial assets, including accounts receivable, based on expected losses rather than incurred losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The use of forecasted information incorporates more timely information in the estimate of expected credit losses. Effective January 1, 2023, the Company adopted ASU 2016-13 using a modified retrospective transition method with a cumulative effect adjustment in the period of adoption. Adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

Recently Issued Accounting Pronouncements
In January 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Subsequent to the issuance of ASU 2020-04, there were various updates that amended and clarified the impact of ASU 2020-04, including an update in December 2022, which deferred the sunset date in Topic 848 from December 31, 2022 to December 31, 2024. ASU 2020-04 provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at modification date or reassess a previous accounting determination. The amendments in this ASU apply to all entities (subject to meeting certain criteria) that have contracts, hedging relationships, or other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company is currently evaluating the impact of adoption which is not expected to have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

Note C – Business Combinations
QinetiQ Space NV Acquisition
On October 31, 2022, the Company acquired 100% of the equity interests in QinetiQ Space NV (“Space NV”) for $36.9 million (€37 million) in cash. The acquisition supports the Company’s growth in its offering of satellite technologies, berthing and docking equipment, space instruments and advanced payloads, as well as expanded its global footprint.

The following table summarizes the fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.

October 31, 2022
Cash paid	$36,930
Less: Note receivable from seller	501
Purchase consideration	$36,429
Assets:
Cash	$3,700
Accounts receivable and other receivable	3,606
Contract assets	18,830
Prepaid expenses and other current assets	3,100
Property, plant and equipment	5,656
Right-of-use assets	1,166
Intangible assets	13,935
Equity method investments	3,000
Total assets	52,993

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

October 31, 2022
Liabilities:
Accounts payable	4,201
Short-term operating lease liabilities	199
Short-term finance lease liabilities	279
Accrued expenses	18,636
Deferred revenue	5,513
Other current liabilities	399
Long-term operating lease liabilities	908
Long-term finance lease liabilities	563
Deferred tax liabilities	2,727
Other non-current liabilities	281
Total liabilities	33,706
Fair value of net identifiable assets acquired	19,287
Less: Fair value of noncontrolling interests in ROS	215
Goodwill	$17,357

The following table summarizes the intangible assets acquired by class:

	October 31, 2022	Weighted average useful life in years
Technology	$4,700	7
Customer relationships	7,400	30
Software	235	2
IPR&D	1,600
Total intangible assets	$13,935

The amounts above represent the current preliminary fair value estimates. During the three months ended March 31, 2023, the Company recorded an immaterial measurement period adjustment to various assets and liabilities, which increased the balance of goodwill to $17.4 million as of March 31, 2023. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of the assets and liabilities. The completion of the valuation will occur no later than one year from the acquisition date.

The fair value of the acquired technology and IPR&D was estimated using the relief from royalty (“RFR”) method. The fair value of the acquired customer relationships was estimated using the excess earnings method. The fair value of the acquired noncontrolling interests in RSS was estimated using the guideline public company method.

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

Pro Forma Financial Data (Unaudited)
The table below presents the pro forma combined results of operations for the business combinations for the three months ended March 31, 2023 as though the acquisition of Space NV had been completed as of January 1, 2021.

Three Months Ended
March 31, 2022
Revenues	$45,778
Net income (loss) attributable to Redwire Corporation	(16,985)

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The amounts included in the pro forma information are based on the historical results and do not necessarily represent what would have occurred if the Space NV acquisition had taken place as of January 1, 2021, nor do they represent the results that may occur in the future. Accordingly, the pro forma financial information should not be relied upon as being indicative of the results that would have been realized had the business combination occurred as of the date indicated or that may be achieved in the future.

The Company incurred nominal costs related to completed acquisitions during the three months ended March 31, 2023 and March 31, 2022, respectively. Costs related to completed acquisitions were primarily attributable to the Techshot and Roccor acquisitions for each period. These expenses are included in transaction expenses on the condensed consolidated statements of operations and comprehensive income (loss) and are also reflected in the pro forma results for the periods presented in the table above.

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

Contingent Consideration
As of December 31, 2022, contingent consideration consisted of estimated future payments related to the Company’s acquisition of Roccor in October 2020. As certain inputs are not observable in the market, contingent consideration payments are classified as Level 3 instruments and included in notes payable to seller on the condensed consolidated balance sheets. Significant changes in the significant unobservable inputs used in the Black-Scholes OPM to determine the fair value of contingent consideration would result in a significantly lower or higher fair value measurement. The Company adjusts the previous fair value estimate of contingent consideration at each reporting period based on changes in forecasted financial performance and overall risk as well as the period of time elapsed.

The purchase agreement with the sellers of Roccor awarded such sellers with a contingent right to an earnout payment from the Company upon the achievement of certain revenue milestones for the year ended December 31, 2021. The earnout amount is determined based on one of the following: (i) $0 if Roccor revenue for the year ended December 31, 2021 is less than $30.0 million, (ii) $1.0 million if Roccor revenue for the year ended December 31, 2021 is equal to or greater than $30.0 million but less than $40.0 million, (iii) $2.0 million if Roccor revenue for the year ended December 31, 2021 is equal to or greater than $40.0 million.

During the three months ended March 31, 2023, the Company paid the contingent earnout to the Roccor sellers in the amount of $1.0 million in accordance with the purchase agreement.

Committed Equity Facility
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

During the second quarter of 2022, the Company evaluated the Purchase Agreement with B. Riley and determined that the committed equity facility was not indexed to the Company’s own common stock and, therefore, should be accounted for in accordance with ASC 815. Accordingly, the Company measured the derivative asset at fair value based on the consideration transferred to B. Riley in exchange for its irrevocable commitment to purchase up to $80.0 million in shares of the Company’s common stock. Subsequent changes in the fair value of the derivative asset are dependent upon, among other things, changes in the closing share price of the Company’s common stock, the quantity and purchase price of shares purchased by B. Riley during the reporting period, the unused capacity under the committed equity facility as of the balance sheet date and the cost of raising other forms of capital. The Company adjusts the previous fair value estimate of the committed equity facility at each reporting period based on changes in the weighted average purchase price of shares purchased by B. Riley during the period, the unused capacity available under the committed equity facility, expected stock price volatility and other macroeconomic factors which impact the cost of raising comparable forms of capital.

Pursuant to the Purchase Agreement, the purchase price for each share of common stock is equal to 97% of the volume weighted average price (“VWAP”) on the applicable purchase date, which results in a 3% fee on the purchase of the Company’s common stock. The Company did not sell shares to B. Riley during the three months ended March 31, 2023.

Based on the March 31, 2023 closing price of $3.03 per share and registered shares available for purchase under the committed equity facility of 8,090,331, the Company had $24.5 million of unused capacity under the committed equity facility as of March 31, 2023.

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

The private warrants were valued using a modified Black-Scholes OPM, which is classified as Level 3 within the fair value hierarchy. The following table presents the fair value per warrant and the valuation assumptions under the Black-Scholes OPM as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Fair value per share	$0.53	$0.17
Warrants outstanding	7,732,168	7,732,168
Exercise price	$11.50	$11.50
Common stock price	$3.03	$1.98
Expected option term (years)	3.42 years	3.67 years
Expected volatility	66.90%	60.70%
Risk-free rate of return	3.70%	4.10%
Expected annual dividend yield	—%	—%

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 were as follows:

		March 31, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Committed equity facility	Other non-current assets	$—	$—	$322	$322
Total assets		$—	$—	$322	$322

Liabilities:
Private warrants	Warrant liabilities	$—	$—	$4,098	$4,098
Contingent consideration	Notes payable to sellers	—	—	—	—
Total liabilities		$—	$—	$4,098	$4,098

		December 31, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Committed equity facility	Other non-current assets	$—	$—	$216	$216
Total assets		$—	$—	$216	$216

Liabilities:
Private warrants	Warrant liabilities	$—	$—	$1,314	$1,314
Contingent consideration	Notes payable to sellers	—	—	1,000	1,000
Total liabilities		$—	$—	$2,314	$2,314
Changes in the fair value of Level 3 financial assets and liabilities were as follows:

Assets:	Committed Equity Facility	Total Level 3
December 31, 2022	$216	$216
Changes in fair value	106	106
March 31, 2023	$322	$322

Liabilities:	Contingent Consideration	Private Warrants	Total Level 3
December 31, 2022	$1,000	$1,314	$2,314
Changes in fair value	—	2,784	2,784
Settlements	(1,000)	—	(1,000)
March 31, 2023	$—	$4,098	$4,098
Note E – Accounts Receivable, net
The accounts receivable, net balance was as follows:

	March 31, 2023	December 31, 2022
Billed receivables	$22,547	$25,518
Unbilled receivables	934	1,208
Total accounts receivable, net	$23,481	$26,726

Accounts receivable are recorded for amounts to which the Company is entitled and has invoiced to the customer. Unbilled receivables, presented in the table above, consist of unbilled amounts under T&M contracts where billing and payment is subject solely to the passage of time.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Substantially all accounts receivable as of March 31, 2023 are expected to be collected in 2023. The Company does not believe there is a significant exposure to credit risk as the majority of the Company’s accounts receivable are due from U.S. and foreign governments or large prime contractors of such government entities. As a result, the change in the allowance for credit losses was not material during the three months ended March 31, 2023.

Note F – Inventory
The inventory balance was as follows:

	March 31, 2023	December 31, 2022
Raw materials	$1,226	$995
Work in process	226	474
Inventory	$1,452	$1,469

Note G – Debt
The table below presents details of the Company’s debt as of the following periods including the effective interest rate as of March 31, 2023:

	Effective interest rate	March 31, 2023	December 31, 2022
Adams Street Term Loan	11.55%	$30,702	$30,626
Adams Street Delayed Draw Term Loan	11.54	14,856	14,819
Adams Street Incremental Term Loan	11.49	31,773	31,695
D&O Financing Loans	1.92	899	1,798
Total debt		78,230	78,938
Less: unamortized discounts and issuance costs		1,532	1,615
Total debt, net		76,698	77,323
Less: Short-term debt, including current portion of long-term debt		1,679	2,578
Total long-term debt, net		$75,019	$74,745
Adams Street Capital Credit Agreement
On October 28, 2020, the Company entered into a credit agreement with Adams Street Capital (the “Adams Street Credit Agreement”) the terms of which were subsequently modified through various amendments during 2021 and 2022. As amended, the Adams Street Credit Agreement includes (i) a $31.0 million term loan commitment, (ii) a $15.0 million delayed draw term loan, (iii) a $32.0 million incremental term loan, and (iv) a $25.0 million revolving credit facility commitment, all of which mature on October 28, 2026. As of March 31, 2023, available borrowings from the Company’s revolving credit facility was $25.0 million.

As of March 31, 2023, outstanding principal on the Adams Street Credit Agreement incurs cash interest in accordance with the prime rate plus the applicable rates as set forth in the table below:

	Eurocurrency Rate	Base Rate
Term loans	6.00%	5.00%
Revolving credit facility:
Aggregate principal of $5.0 million or less	6.00	5.00
Aggregate principal in excess of $5.0 million	7.50	6.50

As amended in August 2022, the outstanding principal on the term loans and revolving loans incurs additional interest to be paid-in-kind (“PIK”) of 2.00% per annum, which is accrued and added to the outstanding principal balance until the Company is in compliance with the consolidated total net leverage ratio. The requirement to comply with the consolidated total net leverage ratio was suspended through September 30, 2023, and such compliance resumes with the fiscal quarter ending December 31, 2023. In addition, the Company is required to maintain a minimum liquidity covenant of $5.0 million measured on the last day of each fiscal month commencing with the month ending September 30, 2022 through September 30, 2023.

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

As of March 31, 2023 and December 31, 2022, the Company was in compliance with its covenant requirements, as amended.

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

Note H – Leases
The Company has entered into and acquired long-term leasing arrangements for the right to use various classes of underlying assets including facilities, vehicles and office equipment.

Total Lease Costs
The following table summarizes total lease costs for the period:

	Three Months Ended
	March 31, 2023	March 31, 2022
Finance lease cost:
Amortization of ROU assets	$85	$—
Interest on lease liabilities	20	—
Operating lease costs	955	723
Short-term lease costs	81	94
Total lease costs	$1,141	$817
Total lease costs are included in selling, general and administrative expenses and cost of sales on the condensed consolidated statements of operations and comprehensive income (loss).

Other Supplemental Information
The following table presents other supplemental information related to the Company’s leases:

	Three Months Ended
	March 31, 2023		March 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$973	$100	$607	$—
Right-of-use assets obtained in exchange for new lease liabilities	577	300	3,629	—

Weighted average remaining lease term (in years)	4.6	3.4	3.2	0.0
Weighted average discount rate	5.6%	8.9%	4.2%	—%

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note I – Income Taxes
The table below presents the Company’s effective income tax rate on pre-tax income from continuing operations for the following periods:

	Three Months Ended
	March 31, 2023	March 31, 2022
Effective tax rate	0.4%	14.3%
The effective tax rate for the three months ended March 31, 2023 differs from the U.S. federal income tax rate of 21.0% primarily due to the valuation allowance on the realization of the deferred tax assets. The effective tax rate for the three months ended March 31, 2022 differs from the U.S. federal income tax rate of 21.0% primarily due to nondeductible compensation costs on the Class P Unit Incentive plan, contingent earnout payments from the MIS acquisition, and state income tax expense.

The Company assesses the deferred tax assets for recoverability on a quarterly basis. In assessing the realizability of deferred income tax assets, the Company considers whether it is more-likely-than-not that some or all of the deferred income tax assets will not be realized. The ultimate realization of the deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (“NOL”) carryforwards are available. For the three months ended March 31, 2023, the Company concluded that it is more-likely-than-not that substantially all of its deferred tax assets will not be realized and established a full valuation allowance, whereas the Company concluded that substantially all of the deferred tax assets are more-likely-than-not realizable for the three months ended March 31, 2022. The change from the three months ended March 31, 2022 to the three months ended March 31, 2023 was driven by the additional amount of deferred tax assets expected to be generated on taxable losses, which resulted in an increase to the valuation allowance.

The effective tax rate was 0.4% compared to 14.3% for the three months ended March 31, 2023 and March 31, 2022, respectively. The difference in effective tax rate between periods was primarily related to an increase in the valuation allowance during the three months ended March 31, 2023.

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

On May 25, 2022, a plaintiff commenced derivative litigation in the United States District Court for the District of Delaware on behalf of the Company against Peter Cannito, Les Daniels, Reggie Brothers, Joanne Isham, Kirk Konert, Jonathan Baliff, and John S. Bolton. That litigation is captioned Yingling v. Cannito, et al., Case No. 1:22-cv-00684-MN (D. Del.). The complaint’s allegations are similar to those of the class action lawsuit filed in December 2021, namely, that statements about Redwire’s business and operations were misleading due to alleged material weaknesses in the Company’s financial reporting internal controls. The plaintiff alleges the defendants violated Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act, breached their fiduciary duty by allowing misleading disclosures to be made, and caused the Company to overpay compensation and bonuses tied to the Company’s financial performance. As relief, the plaintiffs are seeking, among other things, compensatory and punitive damages. This litigation has been stayed until the earlier of: (i) fifteen (15) days following the issuance of a decision resolving a motion for summary judgment in or public disclosure of a potential settlement of the class action lawsuit filed in December 21, 2021, or (ii) twenty (20) days following notice by either party of another pending derivative action and where the continuance of such stay may or will prejudice the noticing party’s rights. The defendants believe the allegations are without merit and intend to defend the lawsuit vigorously. However, given the early stage of the proceedings, a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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

Note K – Convertible Preferred Stock
The table below presents details of the Company’s Convertible Preferred Stock during the three months ended March 31, 2023.

	Shares	Amount
Balance as of December 31, 2022	81,250	$76,365
Convertible preferred stock issued	—	—
Issuance costs related to convertible preferred stock	—	—
Balance as of March 31, 2023	81,250	$76,365

On October 28, 2022, the Company filed a Certificate of Designation describing the terms and conditions of newly issued Series A convertible preferred stock of the Company, par value $0.0001 (the “Convertible Preferred Stock”), with 88,000 total shares constituting the series. On or around the same date, the Company entered into investment agreements with (i) AE Industrial Partners Fund II, LP (“AEI Fund II”) and AE Industrial Partners Structured Solutions I, LP (“AEI Structured Solutions”, and together with AEI Fund II, (“AEI”), (ii) BCC Redwire Aggregator, LP (“Bain Capital”) and (ii) various investors (collectively, the “Additional Investors,” and together with AEI and Bain Capital, the “Investors”). Pursuant to the investment agreements, the Company sold an aggregate of 81,250 shares of Convertible Preferred Stock for an aggregate purchase price of $81.25 million, or $76.4 million net of issuance costs.

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

As of March 31, 2023, the 81,250 outstanding shares of Convertible Preferred Stock were convertible into approximately 28,070,892 shares of the Company’s Common Stock, subject to the 19.99% Limitation (as defined below). The holders of Convertible Preferred Stock are entitled to vote with the holders of Common Stock, on an as-converted basis, subject to the 19.99% Limitation. In addition, holders of Convertible Preferred Stock have the right, at their option and at any time, to convert their shares into shares of the Common Stock. Each share of Convertible Preferred Stock will mandatorily convert upon achieving thresholds related to the Company’s market capitalization and profitability metrics and the Company is required to make an offer to repurchase the outstanding Convertible Preferred Stock upon a fundamental change.

The Company previously obtained the requisite shareholder approval for the conversion of the Convertible Preferred Stock into Common Stock above the 19.99% Limitation. However, unless and until the Company files with the SEC a Schedule 14C information statement pursuant to Section 14(c) of the Exchange Act, in connection with the requisite shareholder approval, (i) the Convertible Preferred Stock may not be converted into shares of Common Stock in excess of 19.99% of the 63,852,690 shares outstanding as of October 28, 2022 immediately after giving effect to such conversion (the “Conversion Cap”) and (ii) the aggregate number of votes to which all holders of outstanding shares of Convertible Preferred Stock are entitled to vote may not exceed 19.99% of the aggregate number of votes to which all shareholders of the Company were entitled to vote as of October 28, 2022 (including the holders of shares of Preferred Stock) (the “Voting Cap” and, together with the Conversion Cap, the “19.99% Limitation”).

Dividends on the Convertible Preferred Stock can be paid in either cash or in kind in the form of additional shares of Convertible Preferred Stock (such payment in kind, “PIK”), at the option of the Company, subject to certain exceptions. If paid in cash, such dividends will be paid at a rate of 13% per annum, subject to certain adjustments and exceptions or, if the Company issues PIK dividends, at a rate of 15% per annum, subject to certain adjustments and exceptions. Each holder of Convertible Preferred Stock has been given certain registration rights pursuant to the Registration Rights Agreement, dated October 28, 2022. As of March 31, 2023, the accumulated but not declared or paid dividends on the Convertible Preferred Stock were $4.4 million.

Based on an evaluation of the Investment Agreements, the Company determined that the Convertible Preferred Stock is contingently or optionally redeemable and, therefore, does not require liability classification under ASC 480, Distinguishing Liabilities from Equity.
However, due to the Convertible Preferred Stock being redeemable at the option of the holder or upon a fundamental change, which includes events that are not fully within the Company’s control, it was determined that the Convertible Preferred Stock should be classified as one line item in temporary (mezzanine) equity on the Company’s condensed consolidated balance sheets.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Liquidation Preference
The Convertible Preferred Stock ranks senior to the Company’s common stock. In the event of any liquidation or winding up of the Company, the holders of the Convertible Preferred Stock shall be entitled to receive in preference to the holders of the Company’s Common Stock the greater of (a) the greater of (i) two times the Initial Value, defined as $1,000 per share and (ii) the Initial Value plus accrued and unpaid dividends, whether or not declared, and (b) the amount that would have been received based on the if-converted Accrued Value, defined as Initial Value plus accrued and unpaid dividends, whether or not declared. As of March 31, 2023, and December 31, 2022, respectively, the liquidation preference of the Convertible Preferred Stock was $162.5 million and $162.5 million.

Note L – Revenues
The table below presents revenues by customer grouping for the following periods:

	Three Months Ended
	March 31, 2023	March 31, 2022
Civil space	$26,055	$16,164
National security	10,582	7,578
Commercial and other	20,968	9,125
Total revenues	$57,605	$32,867

Contract Balances
The table below presents the contract assets and contract liabilities included on the condensed consolidated balance sheets for the following periods:

	March 31, 2023	December 31, 2022
Contract assets	$40,741	$31,041

Contract liabilities	$24,999	$29,817

The increase in contract assets was primarily driven by revenue growth and the timing of billable milestones occurring during the three months ended March 31, 2023.

The change in contract liabilities was primarily driven by the timing of billable milestones occurring during the three months ended March 31, 2023. Revenue recognized in the three months ended March 31, 2023 that was included in the contract liability balance as of December 31, 2022 was $18.7 million. Revenue recognized in the three months ended March 31, 2022 that was included in the contract liability balance as of December 31, 2021 was $7.8 million.

The Company evaluates the contract value and cost estimates at completion (“EAC”) for performance obligations at least quarterly and more frequently when circumstances significantly change. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimate of total revenue and cost at completion is complex, subject to many variables and requires significant judgment by management on a contract by contract basis. As part of this process, management reviews information including, but not limited to, labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, volume assumptions, inflationary trends, and schedule and performance delays. Management’s judgment related to these considerations has become increasingly more significant given the current macroeconomic environment.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The following table summarizes the favorable (unfavorable) impact of the net EAC adjustments for the periods presented:

	Three Months Ended
	March 31, 2023	March 31, 2022
Net EAC adjustments, before income taxes	$(1,610)	$(1,764)
Net EAC adjustments, net of income taxes	(1,604)	(1,511)
Net EAC adjustments, net of income taxes, per diluted share	(0.02)	(0.02)

The change in net EAC adjustments in both 2023 and 2022 were primarily due to increased production costs and labor market constraints driven the macroeconomic factors, including inflation.

Remaining Performance Obligations
As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $266.7 million. The Company expects to recognize approximately 70% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Geographic Information and Significant Customers
The table below presents revenues based on the geographic location of the Company’s customers for the following periods:

	Three Months Ended
	March 31, 2023	March 31, 2022
U.S.	$43,783	$31,351
Europe	13,822	1,334
Other	—	182
Total revenues	$57,605	$32,867

The majority of the Company’s revenues are derived from government contracts. Customers comprising 10% or more of revenues were as follows for the periods presented:

	Three Months Ended
	March 31, 2023	March 31, 2022
Customer A(1)	$9,036	$—
Customer B(1)	6,681	—
Customer C	5,903	8,439
Total	$21,620	$8,439
(1) While revenue may have been generated during each of the periods presented, amounts are only disclosed for the periods in which revenues represented 10% or more of total revenue.

Note M – Employee Benefit Plans
Post-Retirement Benefit Plans
As a result of the Space NV acquisition, the Company sponsors various post-retirement benefit plans for certain non-U.S. employees including two cash balance plans: (i) a defined benefit pension plan with risk-based coverage for death and disability benefits (collectively, the “Base Plan”) and (ii) a supplementary pension bonus plan that provides variable remuneration linked to employees’ performance (the “Performance Plan”). The Company has taken actions to mitigate the risk related to its post-retirement benefit plans through pension risk transfer transactions whereby the Company subscribes to group insurance policies, which are funded by employee and employer premiums determined at the beginning of each plan year. The Company has determined that the unit of account is the insurance contract and therefore, on a plan-by-plan basis, recognizes the net funded status as either a net liability, to the extent that the benefit obligation exceeds the fair value of plan assets, or a net asset, to the extent that the fair value of plan assets exceeds the benefit obligation.

As of March 31, 2023 and December 31, 2022, the Company maintained two dormant pension accounts for former ROS employees who have chosen not to transfer their contributions to a new employer as of the respective dates. The Company’s obligations under these plans were not significant individually or in the aggregate and, as such, are not included in the following tables. Prior to the acquisition of Space NV on October 31, 2022, the Company did not participate in any defined benefit plans. Therefore, there were no corresponding amounts reflected in the Company’s consolidated financial statements prior to that date.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Income Statement Information
The following table provides the components of net periodic benefit cost and other amounts recognized in the consolidated statements of operations during the periods presented:

	Three Months Ended
	March 31, 2023
	Base Plan	Performance Plan
Net periodic benefit cost:
Service cost	$81	$388
Interest cost	57	24
Expected return on plan assets	(57)	(22)
Net periodic benefit cost	$81	$390

Contributions
The required funding of our qualified defined benefit pension plans is determined in accordance with Belgium Regulation. The following table presents contributions made by the employee and employer for the period presented as well as the following year:

	Three Months Ended
	March 31, 2023
Contributions by:	Base Plan	Performance Plan
Employee	$59	$—
Employer	99	386

Note N – Equity-Based Compensation
Class P Unit Incentive Plan
Holdings, the Company’s former parent, adopted a written compensatory benefit plan (the “Class P Unit Incentive Plan”) to provide incentives to existing or new employees, officers, managers, directors, or other service providers of the Company or its subsidiaries in the form of Holdings’ Class P Units (“Incentive Units”). As amended, the Tranche I and the Tranche III Incentive Units became fully vested, upon the closing of the Merger. Holdings also amended the Class P Unit Incentive Plan so that the Tranche II Incentive Units would vest on any liquidation event, as defined in the Class P Unit Incentive Plan, rather than only upon consummation of the sale of Holdings, subject to the market-based condition stipulated in the Class P Unit Incentive Plan prior to its amendment. All compensation expense related to Incentive Units was recognized during 2021 and 2022. As of March 31, 2023, Tranches I and III were fully vested, while Tranche II is still subject to the market-based vesting condition.

2021 Omnibus Incentive Plan
Stock Options
The Company’s 2021 Omnibus Incentive Plan (the “Plan”) authorizes the grant of stock options (incentive and non-qualified) to purchase shares of the Company’s common stock with a contractual term of 10 years. The options vest over a three-year term as follows: 33.3% on the first anniversary of the grant date, 33.3% on the second anniversary of the grant date, and 33.4% on the third anniversary of the grant date. Vesting is contingent upon continued employment or service to the Company; both the vested and unvested portion of an option will be immediately forfeited and canceled if employment or service ceases to the Company. The Company recognizes equity-based compensation expense for the options equal to the fair value of the awards on a straight-line basis over the service based vesting period and recognizes forfeitures as they occur.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

A summary of stock options activity under the Plan as of March 31, 2023 and changes during three months ended March 31, 2023 is presented as follows:

	Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	2,153,591	$2.70	$7.22	8.60
Forfeited	(37,999)	2.81	7.74
Outstanding at March 31, 2023	2,115,592	$2.70	$7.21	8.30

As of March 31, 2023, the total unrecognized compensation cost related to unvested stock options granted under the Plan was $2.8 million and there were 480,472 stock options that were vested and exercisable.

Restricted Stock Units
Restricted stock units awarded under the Plan follow the same contractual terms and vesting conditions as the options described above and are generally subject to forfeiture in the event of termination of employment prior to vesting dates. The Company recognizes equity-based compensation expense for the restricted stock units equal to the fair value of the awards on a straight-line basis over the service based vesting period and recognizes forfeitures as they occur.

A summary of restricted stock units activity under the Plan as of March 31, 2023 and changes during the three months ended March 31, 2023 is presented as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested at December 31, 2022	2,282,778	$6.30	1.3	$4,520
Forfeited	(96,944)	7.19
Unvested at March 31, 2023	2,185,834	$6.26	1.1	$6,623

As of March 31, 2023, total unrecognized compensation cost related to unvested restricted stock units granted under the Plan was $10.1 million and is expected to be recognized over a weighted-average period of 1.8 years.

The table below presents the equity-based compensation expense recorded during the following periods:

	Three Months Ended
	March 31, 2023	March 31, 2022
Cost of Sales
Incentive Units	$—	$181
Stock Options	46	12
Restricted Stock Units	673	627
Total cost of sales	$719	$820

Selling, general and administrative expenses
Incentive Units	—	2,171
Stock Options	361	409
Restricted Stock Units	878	1,011
Total selling, general and administrative expenses	$1,239	$3,591

Total equity-based compensation expense	$1,958	$4,411

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note O – Net Income (Loss) per Common Share
A reconciliation of the basic and diluted net income (loss) per share were computed for the periods presented is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Numerator:
Net income (loss) attributable to Redwire Corporation	$(7,258)	$(17,293)
Less: dividends on Convertible Preferred Stock	4,366	—
Net income (loss) available to common shareholders	(11,624)	(17,293)

Denominator:
Weighted-average common shares outstanding:
Basic	64,280,631	62,690,869
Diluted	64,280,631	62,690,869

Net income (loss) per common share:
Basic and diluted	$(0.18)	$(0.28)

Basic and diluted net income (loss) per common share are calculated by dividing net income (loss) available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Net income (loss) available to common shareholders (the numerator) is calculated by deducting both dividends declared and accumulated, regardless of the form of payment, during the period from Net income (loss) attributable to Redwire Corporation as presented on the condensed consolidated statements of operations and comprehensive income (loss).

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
Because the Company had a net loss for all periods presented, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented. Please refer to Note D – Fair Value of Financial Instruments, Note K – Convertible Preferred Stock, and Note N – Equity-Based Compensation for additional information on the Company’s warrants, Convertible Preferred Stock, and equity-based compensation awards, respectively.

Note P – Joint Venture
Through the acquisition of Space NV, the Company participates in a joint venture operation with SES Techcom S.A. (“Techcom”) for the purpose of performing M&O Services to the European Space Agency, among others. Pursuant to a shareholders agreement dated June 28, 2007, this joint venture was created under the form of two companies: RSS and ROS, both of which are organized under Belgian law. Total authorized share capital for RSS and ROS was €250 thousand. The Company has an ownership interest in RSS and ROS of 48% and 52%, respectively, while Techcom has ownership interests in RSS and ROS of 52% and 48%, respectively. Voting rights, board representation and distribution of residual returns is proportionate to these equity interests.

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

Consolidated Variable Interest Entity
ROS was formed with an initial issued share capital of €0.1 million representing 1,000 shares of €100 par value each. The shares were fully paid upon incorporation with Space NV and Techcom owning 52% and 48%, respectively. ROS’s board of directors is composed of five members elected for renewable terms of 2 years. As previously noted, board representation under the joint venture is proportionate to equity ownership with Space NV holding a majority as of March 31, 2023 and December 31, 2022.

The Company evaluated its interests in the joint venture and determined that Space NV had a variable interest in ROS as of March 31, 2023 and December 31, 2022. Due to their power to direct activities of the VIE that most significantly impact its economic performance, Space NV was determined to be the primary beneficiary and, therefore, consolidated ROS as of December 31, 2022 and March 31, 2023. Total assets and total liabilities for ROS as of March 31, 2023 and December 31, 2022 were $0.7 million and $0.3 million, respectively and $1.6 million and $1.1 million, respectively. As a result of the Transfer Agreement, net income from ROS for the three months ended March 31, 2023 was de minimis for disclosure.

Nonconsolidated Variable Interest Entity
RSS was also formed with an initial issued share capital of €0.1 million representing 1,000 shares of €100 par value each. The shares were fully paid upon incorporation with Techcom and Space NV owning 52% and 48%, respectively. RSS’s board of directors is composed of five members elected for renewable terms of 2 years. As previously noted, board representation under the joint venture is proportionate to equity ownership with Techcom holding a majority as of December 31, 2022 and March 31, 2023.

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

During the three months ended March 31, 2023, the Company recognized income (loss) from RSS of $(0.1) million which is included in other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss). The carrying value of the equity method investment was $3.3 million and $3.3 million as of March 31, 2023 and December 31, 2022, respectively.

Note Q – Related Parties
The table below presents details of the Company’s related party transactions included on the condensed consolidated balance sheets and the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

	As of
	March 31, 2023	December 31, 2022
Accounts receivable:
Related Party A	$216	$—
Related Party B	2,889	258
	$3,105	$258

	Three Months Ended
Revenues:	March 31, 2023	March 31, 2022
Related Party A	$394	$194
Related Party B	2,971	—
	$3,365	$194

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

A customer of the Company, Related Party A, was a related party for the periods presented in the table above as Peter Cannito, the Company’s Chairman and Chief Executive Officer, and Kirk Konert, a member of the Company’s board of directors, also serve on the board of directors for the customer effective during the second quarter of 2022.

A customer of the Company, Related Party B, was a related party for the periods presented in the table above as AEI acquired a majority interest in the customer during the fourth quarter of 2022.

In the normal course of business, the Company participates in related party transactions with certain vendors and customers where AEI maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. For the three months ended March 31, 2023 and March 31, 2022, transactions with other companies in AEI’s investment portfolio, not separately disclosed, did not have a material impact on the Company’s condensed consolidated financial statements.

Please refer to Note K – Convertible Preferred Stock, for related party transactions associated with the Company’s Convertible Preferred Stock.

Note R – Subsequent Events
On May 1, 2023, in accordance with the Convertible Preferred Stock Certificate of Designation, the Company issued 6,039.66 shares of Series A Convertible Preferred Stock to holders of record as of April 15, 2023 as paid-in-kind Dividends on the Convertible Preferred Stock. As such, the 87,289.66 outstanding shares of Convertible Preferred Stock were convertible into approximately 28,619,562 shares of the Company’s Common Stock as of May 1, 2023, subject to the 19.99% Limitation.

In accordance with the provisions of the Adams Street Credit Agreement, as amended, the Company met certain requirements to end the incremental 2.00% per annum PIK interest, effective May 1, 2023. The previously suspended requirement to comply with the consolidated total net leverage ratio remains in effect with such requirement to comply resuming with the first fiscal quarter test period ending December 31, 2023.

The Company has evaluated subsequent events after the condensed consolidated balance sheet as of March 31, 2023 through the condensed consolidated financial statements issuance date and there were no additional subsequent events that required disclosure.

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

Redwire is a global leader in space infrastructure enabling space mission providers with the foundational building blocks needed for their complex space missions to succeed. Space infrastructure is critical to our terrestrial economy in areas such as telecommunications, navigation and timing, climate monitoring, weather forecasting, Earth observation, national security, and even planetary defense. Redwire does not offer full mission solutions for all these areas, but our government and marquee customers such as government agencies and large prime contractors do. We offer a broad array of products and services, many of which have been enabling space missions since the 1960s and have been flight-proven on over 200 spaceflight missions, including missions such as the GPS constellation, New Horizons and Perseverance. We are also a provider of innovative technologies with the potential to help transform the economics of space and create new markets for its exploration and commercialization. One example of this is our proprietary roll out solar array (“ROSA”) systems. Other examples of our proprietary technologies include deployable structures, human-rated camera systems and digital engineering.
Recent Developments
During the first quarter of 2023, the Company continued to deliver improved operations and financial performance year-over-year.
•Revenues increased 75.3% during the first quarter of 2023, as compared to the same period in 2022.
•Selling, general and administrative expenses decreased 23.4% during the first quarter of 2023, as compared to the same period in 2022.
•Net Loss decreased 58.0% during the first quarter of 2023, as compared to the same period in 2022.
•Net cash used in operating activities increased $2.6 million during the first quarter of 2023, as compared to the same period in 2022.
•Contracted Backlog increased year-over-year to $286.8 million as of March 31, 2023, as compared to $137.3 million as of March 31, 2022.

Macroeconomic Environment
We continue to evaluate the ongoing impact of adverse macroeconomic conditions including, among others, heightened inflation, rising interest rates, volatility in capital markets, supply chain disruptions, labor shortages, regulatory challenges have affected the Company’s cost of capital, financial condition and results of operations. During 2022, inflation and supply chain pressures adversely impacted the schedule of various programs and increased production costs which impacted our revenues and gross margins. While the direct impact of COVID-19 was limited during the first quarter of 2023, the long-term impacts on the business remain uncertain, particularly as it relates to the macroeconomic factors described above.

Results of Operations

Results of operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022

The following table presents our results of operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 expressed in U.S. thousands of dollars, along with the percentage of revenues and the dollar and percent change compared to the prior period:

	Three Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	March 31, 2023	% of revenues	March 31, 2022	% of revenues
Revenues	$57,605	100%	$32,867	100%	$24,738	75%
Cost of sales	43,388	75	27,696	84	15,692	57
Gross margin	14,217	25	5,171	16	9,046	175
Operating expenses:
Selling, general and administrative expenses	16,038	28	20,951	64	(4,913)	(23)
Transaction expenses	9	—	46	—	(37)	(80)
Research and development	388	1	1,724	5	(1,336)	(77)
Operating income (loss)	(2,218)	(4)	(17,550)	(53)	15,332	(87)
Interest expense, net	2,644	5	1,452	4	1,192	82
Other (income) expense, net	2,427	4	1,180	4	1,247	106
Income (loss) before income taxes	(7,289)	(13)	(20,182)	(61)	12,893	(64)
Income tax expense (benefit)	(31)	—	(2,889)	(9)	2,858	(99)
Net income (loss)	(7,258)	(13)	(17,293)	(53)	10,035	(58)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Redwire Corporation	$(7,258)	(13)%	$(17,293)	(53)%	$10,035	(58)%

For purposes of the following discussion and analysis, the financial impact related to the 2022 acquisition of Redwire Space NV (f/k/a QinetiQ Space NV) (“Space NV”) is referred to as the “Space NV Acquisition.”

Revenues
Revenues increased by $24.7 million, or 75%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The year-over-year increase in revenues was driven by $12.3 million of contributed revenue from the Space NV Acquisition as well as growth in the deployables and engineering services space. The growth is primarily due to changes in contract mix and an increase in average contract size compared to the same period in 2022.

Cost of Sales
Cost of sales increased $15.7 million, or 57%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The year-over-year increase in cost of sales was primarily driven by increased costs associated with revenue growth for the period, $10.0 million of contributed cost of sales from the Space NV Acquisition, as well as a continued impact from the macroeconomic factors, including inflation and supply chain pressures, which increased production costs and changed the timing of subcontracted work.

Gross Margin
Gross margin increased $9.0 million, or 175%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. As a percentage of sales, gross margin was 25% and 16% for the three months ended March 31, 2023 and March 31, 2022, respectively. The year-over-year increase in gross margin was primarily driven by focused cost reduction activities, an increase in large fixed-price contract awards as a percentage of revenues and completion of low gross margin contracts to improve the overall contract portfolio gross margin.
Selling, General and Administrative Expenses (SG&A)
SG&A expenses as a percentage of revenues was 28% for the three months ended March 31, 2023 compared to 64% for the three months ended March 31, 2022. The year-over-year decrease in SG&A was primarily driven by a decrease in share-based compensation and legal expenses of $2.4 million and $2.2 million, respectively. This decrease also reflects the Company’s continued focus on cost discipline and streamlining corporate overhead costs to enhance operating leverage. These cost savings were partially offset by $3.6 million of contributed SG&A from the Space NV Acquisition.

Transaction Expenses
Transaction expenses for the three months ended March 31, 2023 were relatively consistent with the comparable period in 2022.

Research and Development
Research and development expenses decreased $1.3 million, or 77%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by the redirection of resources to direct billing projects as well as investment planning to limit research and development costs to future technologies that are aligned with end-market needs and support long-term profitability and a sustainable competitive advantage.

Interest Expense, net
Interest expense, net increased $1.2 million, or 82.1%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This increase was primarily related to an increase in our cost of capital due to unfavorable changes in variable interest rates on the Company’s debt obligations. This includes the incremental impact of accrued interest to be paid-in-kind (“PIK”) during the three months ended March 31, 2023, for which there was no comparable cost during the same period in 2022. Please refer to Note G – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net increased $1.2 million, or 106%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This year-over-year increase was primarily due to a $2.8 million loss as a result of an increase in the fair value of the Company’s private warrant liability for the three months ended March 31, 2023 as compared to $1.2 million for the comparable period in 2022. Please refer to Note D – Fair Value of Financial Instruments of the accompanying notes to the condensed consolidated financial statements for additional information related to the private warrants.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Three Months Ended
(in thousands, except percent)	March 31, 2023	March 31, 2022
Income tax expense (benefit)	$(31)	$(2,889)
Effective tax rate	0.4%	14.3%
The decrease in our effective tax rate for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is primarily due to an increase in the valuation allowance during the three months ended March 31, 2023. Please refer to Note I – Income Taxes of the accompanying notes to the condensed consolidated financial statements for additional information.

Net Income (Loss) Attributable to Noncontrolling Interests
The net income (loss) attributable to noncontrolling interests for the three months ended March 31, 2023 was de minimis for disclosure. There was no such comparable amounts during the prior year. Please refer to Note P – Joint Venture of the accompanying notes to the condensed consolidated financial statements for additional information.

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

Adjusted EBITDA is defined as net income (loss) adjusted for interest expense, net, income tax (benefit) expense, depreciation and amortization, impairment expense, acquisition deal costs, acquisition integration costs, acquisition earnout costs, purchase accounting fair value adjustment related to deferred revenue, severance costs, capital market and advisory fees, litigation-related expenses, write-off of long-lived assets, equity-based compensation, committed equity facility transaction costs, debt financing costs, and warrant liability fair value adjustments. Pro Forma Adjusted EBITDA is defined as Adjusted EBITDA further adjusted for the incremental Adjusted EBITDA that acquired businesses would have contributed for the periods presented if such acquisitions had occurred on January 1 of the year in which they occurred. Accordingly, historical financial information for the businesses acquired includes pro forma adjustments calculated in a manner consistent with the concepts of Article 8 of Regulation S-X, which are ultimately added back in the calculation of Adjusted EBITDA. From March 2020 through March 31, 2023, the Company has completed nine acquisitions, and as such, we believe Pro Forma Adjusted EBITDA provides meaningful insights into the impact of strategic acquisitions as well as an indicative run rate of the Company’s future operating performance.

The table below presents a reconciliation of Adjusted EBITDA and Pro Forma Adjusted EBITDA to net income (loss), computed in accordance with U.S. GAAP for the following periods:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Net income (loss)	$(7,258)	$(17,293)
Interest expense, net	2,644	1,452
Income tax expense (benefit)	(31)	(2,889)
Depreciation and amortization	2,466	3,658
Acquisition deal costs (i)	9	46
Acquisition integration costs (i)	306	458
Purchase accounting fair value adjustment related to deferred revenue (ii)	15	26
Severance costs (iii)	144	—
Capital market and advisory fees (iv)	1,388	1,958
Litigation-related expenses (v)	25	2,266
Equity-based compensation (vi)	1,958	4,411
Committed equity facility transaction costs (vii)	(106)	—
Warrant liability change in fair value adjustment (viii)	2,784	1,238
Adjusted EBITDA	4,344	(4,669)
Pro forma impact on Adjusted EBITDA (ix)	—	994
Pro Forma Adjusted EBITDA	$4,344	$(3,675)
i.Redwire incurred acquisition costs including due diligence, integration costs and additional expenses related to pre-acquisition activity.
ii.Redwire incurred purchase accounting fair value adjustments to unwind deferred revenue for MIS.
iii.Redwire incurred severance costs related to separation agreements entered into with former employees.
iv.Redwire incurred capital market and advisory fees related to advisors assisting with transitional costs associated with becoming a public company and the internalization of corporate services.
v.Redwire incurred expenses related to the Audit Committee investigation and securities litigation as further described in Note J of the accompanying notes to the consolidated financial statements.
vi.Redwire incurred expenses related to equity-based compensation under Redwire’s equity-based compensation plan.
vii.Redwire adjusted the fair value of the associated derivative asset with changes in fair value recognized as a gain or loss during the respective periods.
viii.Redwire adjusted the fair value of the private warrant liability with changes in fair value recognized as a gain or loss during the respective periods.
ix.Pro forma impact is computed in a manner consistent with the concepts of Article 8 of Regulation S-X and represents the incremental results of a full period of operations assuming the entities acquired during the periods presented were acquired from January 1 of the year in which they occurred. For the three months ended March 31, 2022, the pro forma impact included the results of Space NV.

Key Performance Indicators
The following Key Performance Indicators (“KPIs”) are used by Management to assess the financial performance of the Company, monitor relevant trends and support financial, operational and strategic decision-making. Management frequently monitors and evaluates KPIs against internal targets, core business objectives as well as industry peers and may, on occasion, change the mix or calculation of KPIs to better align with the business, its operating environment and standard industry metrics. If the Company changes the method by which it calculates or presents a KPI, prior period disclosures are recast to conform to current presentation.
During the first quarter of 2023, we made the following changes with respect to our KPIs:
•Changed the book-to-bill calculation to present this metric on an LTM (“Last Twelve Months”) basis, whereas prior period disclosures were presented on a year-to-date basis. Book-to-bill LTM is calculated by aggregation of quarterly revenues and contracts awarded for the last four quarters.
•Changed the backlog calculation to present only contracted backlog, whereas prior period disclosures also presented uncontracted backlog. There was no change in the calculation of contracted backlog.
Management believes these presentation changes will provide meaningful insights into contract award trends and increase comparability of the Company’s performance metrics with industry peers.
Book-to-Bill
Our book-to-bill ratio was as follows for the periods presented:

	Three Months Ended		Last Twelve Months
(in thousands, except ratio)	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Contracts awarded	$29,665	$30,426	$326,273	$118,262
Revenues	57,605	32,867	185,287	138,770
Book-to-bill ratio	0.51	0.93	1.76	0.85
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

Our book-to-bill ratio was 1.76 for the LTM ended March 31, 2023, as compared to 0.85 for the LTM ended March 31, 2022. For the LTM ended March 31, 2023 and March 31, 2022, contracts awarded includes additions from Space NV and Techshot, which were acquired in the fourth quarters of 2022 and 2021, respectively.

Backlog
The following table presents our contracted backlog as of March 31, 2023 and December 31, 2022, and related activity for the three months ended March 31, 2023 as compared to the year ended December 31, 2022.

(in thousands)	March 31, 2023	December 31, 2022
Organic backlog, beginning balance	$184,912	$139,742
Organic additions during the period	23,465	194,539
Organic revenue recognized during the period	(45,337)	(148,891)
Foreign currency translation	13	(478)
Organic backlog, ending balance	163,053	184,912

Acquisition-related contract value, beginning balance	128,145	—
Acquisition-related contract value acquired during the period	—	109,765
Acquisition-related additions during the period	6,200	22,731
Acquisition-related revenue recognized during the period	(12,268)	(11,658)
Foreign currency translation	1,620	7,307
Acquisition-related backlog, ending balance	123,697	128,145
Contracted backlog, ending balance	$286,750	$313,057

We view growth in backlog as a key measure of our business growth. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Our contracted backlog includes $20.0 million and $37.4 million in remaining contract value from time and materials contracts as of March 31, 2023 and as of December 31, 2022, respectively.

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

Although contracted backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog. In addition, some of our multi-year contracts are subject to annual funding. Management fully expects all amounts reflected in contracted backlog to ultimately be fully funded. Contracted backlog from foreign operations in Luxembourg and Belgium was $124.7 million and $129.9 million as of March 31, 2023 and December 31, 2022, respectively. These amounts are subject to foreign exchange rate translations from Euros to U.S. dollars that could cause the remaining backlog balance to fluctuate with the foreign exchange rate at the time of measurement.

Liquidity and Capital Resources
Since inception, we have funded our operations with cash flows provided by operating activities, access to existing credit facilities, proceeds from the issuance of common stock under the B. Riley committed equity facility and proceeds from the sale of Convertible Preferred Stock. As of March 31, 2023, we had $11.3 million in cash and cash equivalents, $25.0 million in available borrowings from our existing credit facilities and $24.5 million of unused capacity under the B. Riley committed equity facility, subject to limitations.
Our primary requirements for liquidity and capital are for the company’s material cash requirements, including working capital needs, satisfaction of contractual commitments, investment in expanding our breadth and footprint through acquisitions as well as investment in facilities, equipment, technologies, and research and development for our growth initiatives and general corporate needs.

Our ability to fund our cash needs is dependent upon the successful execution of our business strategy and future operating results. Our future operating results are subject to, among others, general economic conditions, including as a result of heightened inflation, rising interest rates and supply chain pressures, competitive dynamics in our target markets as well as legislative and regulatory factors that may be outside of our control. As part of our business and debt management strategy, we continuously evaluate opportunities to further strengthen our financial and liquidity position, including the issuance of additional equity or debt securities, refinance or otherwise restructure our existing credit facilities, or enter into new financing arrangements. There can be no assurance that any of these actions will be sufficient to allow us to service our debt obligations, meet our debt covenants, or that such actions will not result in an adverse impact on our business. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all.

We believe that our existing sources of liquidity will be sufficient to meet our working capital needs and comply with our debt covenants for at least the next twelve months from the date on which our condensed consolidated financial statements were issued.

Indebtedness
The table below summarizes our outstanding debt as of the following periods:

(in thousands)	March 31, 2023	December 31, 2022
Adams Street Term Loan	$30,702	$30,626
Adams Street Revolving Credit Facility	—	—
Adams Street Delayed Draw Term Loan	14,856	14,819
Adams Street Incremental Term Loan	31,773	31,695
D&O Financing Loans	899	1,798
Total debt	78,230	78,938
Less: unamortized discounts and issuance costs	1,532	1,615
Total debt, net	76,698	77,323
Less: Short-term debt, including current portion of long-term debt	1,679	2,578
Total long-term debt, net	$75,019	$74,745

Please refer to Note G – Debt for additional information related to the Company’s debt obligations.

Contractual Obligations
During the three months ended March 31, 2023, there were no material changes to our contractual obligations as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, that were outside the ordinary course of our business.
Cash Flows
The table below summarizes certain information from the condensed consolidated statements of cash flows for the following periods:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Cash and cash equivalents at beginning of year	$28,316	$20,523
Operating activities:
Net income (loss)	(7,258)	(17,293)
Non-cash adjustments	7,621	6,608
Changes in working capital	(14,411)	(761)
Net cash provided by (used in) operating activities	(14,048)	(11,446)
Net cash provided by (used in) investing activities	(799)	(1,014)
Net cash provided by (used in) financing activities	(2,237)	(2,107)
Effect of foreign currency rate changes on cash and cash equivalents	41	(18)
Net increase (decrease) in cash and cash equivalents	(17,043)	(14,585)
Cash and cash equivalents at end of period	$11,273	$5,938

Operating activities
Net cash used by operating activities for the three months ended March 31, 2023 increased $2.6 million compared to the same period in 2022. The increase was primarily due to an increase in contract assets of $9.4 million and a decrease in deferred revenue of $4.8 million, partially offset by a decrease in net loss in comparison to the same period in 2022. The increase in contract assets was primarily driven by large fixed-price contracts awarded during the second quarter of 2022 and the timing of billable milestones during the three months ended March 31, 2023 compared to the same period in 2022.
Investing activities & Financing activities
Net cash used by investing and financing activities for the three months ended March 31, 2023 remained materially consistent with the comparable period in 2022.

Foreign Currency Exposures
Our operations in Belgium and Luxembourg conduct transactions that are primarily denominated in Euros, which limits our foreign currency exposure. However, changes in exchange rates, and in particular a strengthening of Euros, will negatively affect the Company’s net sales and gross margins as expressed in U.S. dollars.

Critical Accounting Estimates
There have been no material changes to our critical accounting policies and estimates as disclosed in our audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company and is not required to provide the information required under this Item 3.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, which are designed to ensure that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were not effective as of March 31, 2023 due to the material weaknesses in internal control over financial reporting described below.

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

The material weaknesses above did not result in a misstatement to the consolidated financial statements as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For additional information on pending matters, please refer to Note J – Commitments and Contingencies of the accompanying notes to the condensed consolidated financial statements. For additional information on the risks associated with the existing and future investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, please refer to Item 1A. “Risk Factors”.

ITEM 1A. RISK FACTORS
As of March 31, 2023, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
10.1+	Employment Agreement, dated as of June 22, 2020, by and between Cosmos Acquisition, LLC, and Nathan O’Konek.
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

+Management or compensatory agreement or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Redwire Corporation

Date:	May 11, 2023	By:	/s/ Peter Cannito
		Name:	Peter Cannito
		Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	May 11, 2023	By:	/s/ Jonathan Baliff
		Name:	Jonathan Baliff
		Title:	Chief Financial Officer and Director
(Principal Financial Officer)

Date:	May 11, 2023	By:	/s/ Chris Edmunds
		Name:	Chris Edmunds
		Title:	Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)