Form 10-Q
period 2023-06-30
Redwire Corp
filed 2023-08-09
CIK 1819810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 64,765,529 shares of common stock as of August 4, 2023.

REDWIRE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2023

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
•AE Industrial Partners and Bain Capital have significant influence over us, which could limit other investors’ ability to influence the outcome of key transactions and/or strategic decisions;
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
•cybersecurity or other data breaches or incidents involving technology or information systems could damage our business, reputation and brand and substantially harm our financial condition and results of operations;
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
•we depend significantly on U.S. and European government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited;
•we are subject to stringent U.S. trade control laws and regulations as well as economic sanction laws and regulations;
•we have government customers, which subjects us to risks including early contract termination, audits, investigations, sanctions and penalties;
•we are exposed to additional risks as a result of our international business, including risks related to global security, geopolitical circumstances and economic factors, misconduct, suppliers, laws and regulations;
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
•our level of debt places significant demands on our cash resources and the failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations and our financial condition and results of operations;

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

Item 1. Financial Statements and Supplementary Data

REDWIRE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of U.S. dollars, except share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$11,231	$28,316
Accounts receivable, net	25,492	26,726
Contract assets	43,290	31,041
Inventory	1,281	1,469
Income tax receivable	688	688
Prepaid insurance	636	2,240
Prepaid expenses and other current assets	6,545	5,687
Total current assets	89,163	96,167
Property, plant and equipment, net of accumulated depreciation of $4,605 and $3,032, respectively	13,874	12,761
Right-of-use assets	14,892	13,103
Intangible assets, net of accumulated amortization of $14,786 and $11,247, respectively	64,409	66,871
Goodwill	64,994	64,618
Equity method investments	3,495	3,269
Other non-current assets	570	909
Total assets	$251,397	$257,698

Liabilities, Convertible Preferred Stock and Equity (Deficit)
Current liabilities:
Accounts payable	$16,890	$17,584
Notes payable to sellers	—	1,000
Short-term debt, including current portion of long-term debt	780	2,578
Short-term operating lease liabilities	3,614	3,214
Short-term finance lease liabilities	382	299
Accrued expenses	34,307	36,581
Deferred revenue	33,905	29,817
Other current liabilities	3,344	3,666
Total current liabilities	93,222	94,739
Long-term debt	75,046	74,745
Long-term operating lease liabilities	14,049	12,670
Long-term finance lease liabilities	806	579
Warrant liabilities	3,325	1,314
Deferred tax liabilities	2,985	3,255
Other non-current liabilities	375	506
Total liabilities	$189,808	$187,808
Commitments and contingencies (Note J – Commitments and Contingencies)

REDWIRE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands of U.S. dollars, except share data)

	June 30, 2023	December 31, 2022
Convertible preferred stock, $0.0001 par value, 88,000.00 shares authorized; 87,289.66 and 81,250.00 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively. Liquidation preference of $176,476 and $162,500 as of June 30, 2023 and December 31, 2022, respectively(1).	$85,395	$76,365

Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 99,912,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 64,445,106 and 64,280,631 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	6	6
Treasury stock, 141,811 and 141,811 shares, at cost, as of June 30, 2023 and December 31, 2022, respectively	(381)	(381)
Additional paid-in capital	192,962	198,126
Accumulated deficit	(219,250)	(206,528)
Accumulated other comprehensive income (loss)	2,629	2,076
Total shareholders’ equity (deficit)	(24,034)	(6,701)
Noncontrolling interests	228	226
Total equity (deficit)	(23,806)	(6,475)
Total liabilities, convertible preferred stock and equity (deficit)	$251,397	$257,698
(1) Please refer to Note K – Convertible Preferred Stock for additional information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues	$60,098	$36,728	$117,703	$69,595
Cost of sales	44,194	29,746	87,582	57,442
Gross margin	15,904	6,982	30,121	12,153
Operating expenses:
Selling, general and administrative expenses	17,686	17,562	33,724	38,513
Transaction expenses	4	48	13	94
Impairment expense(1)	—	80,462	—	80,462
Research and development	2,070	1,708	2,458	3,432
Operating income (loss)	(3,856)	(92,798)	(6,074)	(110,348)
Interest expense, net	2,664	1,670	5,308	3,122
Other (income) expense, net	(970)	(15,515)	1,457	(14,335)
Income (loss) before income taxes	(5,550)	(78,953)	(12,839)	(99,135)
Income tax expense (benefit)	(85)	(1,925)	(116)	(4,814)
Net income (loss)	(5,465)	(77,028)	(12,723)	(94,321)
Net income (loss) attributable to noncontrolling interests	(1)	—	(1)	—
Net income (loss) attributable to Redwire Corporation	(5,464)	(77,028)	(12,722)	(94,321)
Less: dividends on Convertible Preferred Stock	4,800	—	9,166	—
Net income (loss) available to common shareholders	$(10,264)	$(77,028)	$(21,888)	$(94,321)

Net income (loss) per common share:
Basic and diluted	$(0.16)	$(1.22)	$(0.34)	$(1.50)
Weighted-average shares outstanding:
Basic and diluted	64,345,698	62,992,454	64,313,344	62,842,495

Comprehensive income (loss):
Net income (loss) attributable to Redwire Corporation	$(5,464)	$(77,028)	$(12,722)	$(94,321)
Foreign currency translation gain (loss), net of tax	138	(358)	556	(486)
Total other comprehensive income (loss), net of tax	138	(358)	556	(486)
Total comprehensive income (loss)	$(5,326)	$(77,386)	$(12,166)	$(94,807)

(1) Please refer to Note O – Impairment Expense for additional information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(In thousands of U.S. dollars, except share and unit data)

Three Months Ended June 30, 2023	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of March 31, 2023	64,280,631	$6	141,811	$(381)	$200,084	$(213,786)	$2,492	$(11,585)	$228	$(11,357)
Equity-based compensation expense	—	—	—	—	1,908	—	—	1,908	—	1,908
Common stock issued for shares vested	164,475	—	—	—	—	—	—	—	—	—
Convertible preferred stock paid-in-kind dividend	—	—	—	—	(9,030)	—	—	(9,030)	—	(9,030)
Foreign currency translation, net of tax	—	—	—	—	—	—	137	137	1	138
Net loss	—	—	—	—	—	(5,464)	—	(5,464)	(1)	(5,465)
Balance as of June 30, 2023	64,445,106	$6	141,811	$(381)	$192,962	$(219,250)	$2,629	$(24,034)	$228	$(23,806)

Six Months Ended June 30, 2023	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	64,280,631	$6	141,811	$(381)	$198,126	$(206,528)	$2,076	$(6,701)	$226	$(6,475)
Equity-based compensation expense	—	—	—	—	3,866	—	—	3,866	—	3,866
Common stock issued for shares vested	164,475	—	—	—	—	—	—	—	—	—
Convertible preferred stock paid-in-kind dividend	—	—	—	—	(9,030)	—	—	(9,030)	—	(9,030)
Foreign currency translation, net of tax	—	—	—	—	—	—	553	553	3	556
Net loss	—	—	—	—	—	(12,722)	—	(12,722)	(1)	(12,723)
Balance as of June 30, 2023	64,445,106	$6	141,811	$(381)	$192,962	$(219,250)	$2,629	$(24,034)	$228	$(23,806)

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(In thousands of U.S. dollars, except share and unit data)

Three Months Ended June 30, 2022	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Par Value
Balance as of March 31, 2022	62,690,869	$6	$187,435	$(93,204)	$(25)	$94,212
Equity-based compensation expense	—	—	1,743	—	—	1,743
Common stock issued under the committed equity facility	310,815	—	1,260	—	—	1,260
Committed equity facility fee settled in common stock	127,751	—	756	—	—	756
Foreign currency translation, net of tax	—	—	—	—	(358)	(358)
Net loss	—	—	—	(77,028)	—	(77,028)
Other	124,401	—	513	—	—	513
Balance as of June 30, 2022	63,253,836	$6	$191,707	$(170,232)	$(383)	$21,098

Six Months Ended June 30, 2022	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Par Value
Balance as of December 31, 2021	62,690,869	$6	$183,024	$(75,911)	$103	$107,222
Equity-based compensation expense	—	—	6,154	—	—	6,154
Common stock issued under the committed equity facility	310,815	—	1,260	—	—	1,260
Committed equity facility fee settled in common stock	127,751	—	756	—	—	756
Foreign currency translation, net of tax	—	—	—	—	(486)	(486)
Net loss	—	—	—	(94,321)	—	(94,321)
Other	124,401	—	513	—	—	513
Balance as of June 30, 2022	63,253,836	$6	$191,707	$(170,232)	$(383)	$21,098

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of U.S. dollars)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income (loss) attributable to Redwire Corporation	$(12,722)	$(94,321)
Net income (loss) attributable to noncontrolling interests	(1)	—
Net income (loss)	(12,723)	(94,321)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,084	7,060
Amortization of debt issuance costs and discount	173	207
Equity-based compensation expense	3,866	6,154
(Gain) loss on change in fair value of committed equity facility	(66)	38
(Gain) loss on change in fair value of warrants	2,011	(15,155)
Deferred provision (benefit) for income taxes	(333)	(4,828)
Impairment expense	—	80,462
Non-cash lease expense	103	187
Non-cash interest expense	525	—
Other	(128)	31
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,376	3,546
(Increase) decrease in contract assets	(11,898)	(3,009)
(Increase) decrease in inventory	188	(1,003)
(Increase) decrease in prepaid insurance	1,604	2,127
(Increase) decrease in prepaid expenses and other assets	(592)	(827)
Increase (decrease) in accounts payable and accrued expenses	(3,262)	3,514
Increase (decrease) in deferred revenue	4,025	101
Increase (decrease) in operating lease liabilities	(160)	—
Increase (decrease) in other liabilities	(440)	132
Increase (decrease) in notes payable to sellers	(557)	—
Net cash provided by (used in) by operating activities	(11,204)	(15,584)
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(2,223)	(1,898)
Purchase of intangible assets	(325)	(175)
Net cash provided by (used in) investing activities	(2,548)	(2,073)
Cash flows from financing activities:
Proceeds received from debt	11,500	10,000
Repayments of debt	(13,695)	(2,294)
Payment of debt issuance fees to third parties	—	(770)
Repayment of finance leases	(175)	—
Proceeds from issuance of common stock	—	1,222
Payment of committed equity facility transaction costs	(571)	(81)
Payments of issuance costs related to convertible preferred stock	(52)	—
Payment of contingent earnout	(443)	—
Net cash provided by (used in) financing activities	(3,436)	8,077
Effect of foreign currency rate changes on cash and cash equivalents	103	(64)
Net increase (decrease) in cash and cash equivalents	(17,085)	(9,644)
Cash and cash equivalents at beginning of period	28,316	20,523
Cash and cash equivalents at end of period	$11,231	$10,879

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note A – Description of the Business
Redwire Corporation (the “Company”) develops and manufactures mission critical space solutions and high reliability components for the next generation space economy, with valuable intellectual property for solar power generation, in-space 3D printing and manufacturing, avionics, critical components, sensors, digital engineering and space-based biotechnology. The Company serves both U.S. and international customers with products and services that have civil space, national security and commercial applications, with principal customers being agencies of the U.S. and European governments.

The Company’s wholly-owned subsidiary, Space NV, participates in a joint venture operation with SES Techcom S.A. for the purpose of performing maintenance and operations services (“M&O Services”) to the European Space Agency (“ESA”), among others. Pursuant to a shareholders agreement dated June 28, 2007, this joint venture was created under the form of two companies: Redu Space Service SA/NV (“RSS”) and Redu Operations Services SA/NV (“ROS”), both of which are organized under Belgian law. Please refer to Note Q – Joint Venture for additional information.

Note B – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statement information and the rules of the SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of adjustments associated with acquisition accounting and normal recurring adjustments, necessary for the fair presentation of such financial statements. All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s 2022 Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023. Interim results are not necessarily indicative of the results that may be expected for a full year.

The Company consolidates all entities that are controlled by ownership of a majority voting interest. Additionally, there are situations in which consolidation is required even though the usual condition of consolidation does not apply. Generally, this occurs when an entity holds an interest in another business entity that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity’s voting interests in, and its exposure to the economic risks and potential rewards of, the other business entity. This disproportionate relationship results in what is known as a variable interest, and the entity in which the Company has the variable interest is referred to as a Variable Interest Entity (“VIE”). An entity must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Please refer to Note Q – Joint Venture for additional information.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.

Management has prepared the estimates using the most current and best available information that are considered reasonable under the circumstances. However, actual results could differ materially from those estimates. Accounting policies subject to estimates include, but are not limited to, valuation of goodwill and intangible assets, contingent consideration, revenue recognition, income taxes, post-retirement benefit plans, paid-in-kind dividends, and warrant liabilities.

Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that are regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has concluded that it operates in one operating segment and one

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

reportable segment, space infrastructure, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

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

The table below presents supplemental cash flow information during the following periods:

	Six Months Ended
	June 30, 2023	June 30, 2022
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$4,137	$2,759

Non-Cash Investing and Financing Activities:
Convertible Preferred Stock dividend paid-in-kind	$9,030	$—
Capital expenditures not yet paid	$1,821	$1,252
Equity financing transaction costs not yet paid	—	651

Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement declared effective under the Securities Act of 1933, as amended, or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments–Credit Losses (Topic 326), an amendment of the FASB Accounting Standards Codification (“ASC”). Subsequent to the issuance of ASU 2016-13, there were various updates that amended and clarified the impact of ASU 2016-13. ASU 2016-13 broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The amendments in ASU 2016-13 require an entity to record an allowance for credit losses for certain financial instruments and financial assets, including accounts receivable, based on expected losses rather than incurred losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The use of forecasted information incorporates more timely information in the estimate of expected credit losses. Effective January 1, 2023,

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

the Company adopted ASU 2016-13 using a modified retrospective transition method with a cumulative effect adjustment in the period of adoption. Adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

Recently Issued Accounting Pronouncements
In January 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Subsequent to the issuance of ASU 2020-04, there were various updates that amended and clarified the impact of ASU 2020-04, including an update in December 2022, which deferred the sunset date in Topic 848 from December 31, 2022 to December 31, 2024. ASU 2020-04 provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at modification date or reassess a previous accounting determination. The amendments in this ASU apply to all entities (subject to meeting certain criteria) that have contracts, hedging relationships, or other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company is currently evaluating the impact of adoption, which is not expected to have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

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

The amounts above represent the current preliminary fair value estimates. During the six months ended June 30, 2023, the Company recorded an immaterial measurement period adjustment to various assets and liabilities, which increased the balance of goodwill to $17.4 million as of June 30, 2023. The above amounts are preliminary and could be revised as a result of additional information obtained regarding the assets acquired and liabilities assumed, including, but not limited to, certain working capital items and residual goodwill. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of the assets and liabilities. The completion of the valuation will occur no later than one year from the acquisition date.

The fair value of the acquired technology and IPR&D was estimated using the relief from royalty (“RFR”) method. The fair value of the acquired customer relationships was estimated using the excess earnings method. The fair value of the acquired investment in RSS was estimated using the guideline public company method.

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

Pro Forma Financial Data (Unaudited)
The table below presents the pro forma combined results of operations for the business combinations for the three and six months ended June 30, 2022 as though the acquisition of Space NV had been completed as of January 1, 2021.

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Revenues	$51,365	$97,144
Net income (loss) attributable to Redwire Corporation	(76,428)	(93,412)

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

The Company incurred nominal costs related to completed acquisitions during the three and six months ended June 30, 2023 and June 30, 2022, respectively. Costs related to completed acquisitions were primarily attributable to the Space NV, Techshot and Roccor acquisitions for each period. These expenses are included in transaction expenses on the condensed consolidated statements of operations and comprehensive income (loss) and are also reflected in the pro forma results for the periods presented in the table above.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note D – Fair Value of Financial Instruments
Cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, accrued expenses and current liabilities are reflected on the condensed consolidated balance sheets at amounts that approximate fair value because of the short-term nature of these financial assets and liabilities.
The fair value of the Company’s debt approximates its carrying value and is classified as Level 2 within the fair value hierarchy as it is based on discounted cash flows using a current borrowing rate.

Contingent Consideration
As of December 31, 2022, contingent consideration consisted of estimated future payments related to the Company’s acquisition of Roccor in October 2020. As certain inputs are not observable in the market, contingent consideration payments are classified as Level 3 instruments and included in notes payable to sellers on the condensed consolidated balance sheets. Significant changes in the significant unobservable inputs used in the Black-Scholes Option Pricing Model (“OPM”) to determine the fair value of contingent consideration would result in a significantly lower or higher fair value measurement. The Company adjusts the previous fair value estimate of contingent consideration at each reporting period based on changes in forecasted financial performance and overall risk as well as the period of time elapsed.

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

In January 2023, the Company paid the contingent earnout to the Roccor sellers in the amount of $1.0 million in accordance with the purchase agreement. As of June 30, 2023, there was no additional contingent consideration payable to the Roccor sellers.

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

At inception, the Company evaluated the Purchase Agreement with B. Riley and determined that the committed equity facility was not indexed to the Company’s own common stock and, therefore, measures the derivative asset at fair value based on the consideration transferred to B. Riley in exchange for its irrevocable commitment to purchase up to $80.0 million in shares of the Company’s common stock. Subsequent changes in the fair value of the derivative asset are dependent upon, among other things, changes in the closing share price of the Company’s common stock, the quantity and purchase price of shares purchased by B. Riley during the reporting period, the unused capacity under the committed equity facility as of the balance sheet date and the cost of raising other forms of capital. As certain inputs are not observable in the market, the derivative asset is classified as a Level 3 instrument within the

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

fair value hierarchy. The Company adjusts the previous fair value estimate of the committed equity facility at each reporting period based on changes in the weighted average purchase price of shares purchased by B. Riley during the period, the unused capacity available under the committed equity facility, expected stock price volatility and other macroeconomic factors which impact the cost of raising comparable forms of capital.

Pursuant to the Purchase Agreement, the purchase price for each share of common stock is equal to 97% of the volume weighted average price (“VWAP”) on the applicable purchase date, which results in a 3% fee on the purchase of the Company’s common stock. The Company did not sell shares to B. Riley during the three and six months ended June 30, 2023.

Based on the June 30, 2023 closing price of $2.55 per share and registered shares available for purchase under the committed equity facility of 8,090,331, the Company had $20.6 million of unused capacity under the committed equity facility as of June 30, 2023.

Private Warrants
In September 2021, the Company issued 7,732,168 private warrants in a transaction exempt from registration under securities regulations. The warrants, which are not listed for trading on a stock exchange, entitle the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will expire on September 2, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The private warrants were established as a liability at issuance. Classification of the private warrants as liability instruments was based on an analysis of the guidance in accordance with U.S. GAAP and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” The Company considered whether the private warrants display the three characteristics of a derivative, and concluded the private warrants meet the definition of a derivative. However, the private warrants fail to meet the equity scope exception and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. The changes in fair value are recognized as other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss).

The private warrants were valued using a modified Black-Scholes OPM. As certain inputs are not observable in the market, the private warrants are classified as Level 3 instruments within the fair value hierarchy. The table below presents the fair value per warrant and the valuation assumptions under the Black-Scholes OPM:

	June 30, 2023	December 31, 2022
Fair value per share	$0.43	$0.17
Warrants outstanding	7,732,168	7,732,168
Exercise price	$11.50	$11.50
Common stock price	$2.55	$1.98
Expected option term	3.17 years	3.67 years
Expected volatility	72.80%	60.70%
Risk-free rate of return	4.40%	4.10%
Expected annual dividend yield	—%	—%

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the Company’s financial instruments measured at fair value on a recurring basis:

		June 30, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Committed equity facility	Other non-current assets	$—	$—	$282	$282
Total assets		$—	$—	$282	$282

Liabilities:
Private warrants	Warrant liabilities	$—	$—	$3,325	$3,325
Contingent consideration	Notes payable to sellers	—	—	—	—
Total liabilities		$—	$—	$3,325	$3,325

		December 31, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Committed equity facility	Other non-current assets	$—	$—	$216	$216
Total assets		$—	$—	$216	$216

Liabilities:
Private warrants	Warrant liabilities	$—	$—	$1,314	$1,314
Contingent consideration	Notes payable to sellers	—	—	1,000	1,000
Total liabilities		$—	$—	$2,314	$2,314
Changes in the fair value of Level 3 financial assets and liabilities were as follows:

Assets:	Committed Equity Facility	Total Level 3
December 31, 2022	$216	$216
Changes in fair value	66	66
Settlements	—	—
June 30, 2023	$282	$282

Liabilities:	Contingent Consideration	Private Warrants	Total Level 3
December 31, 2022	$1,000	$1,314	$2,314
Additions	—	—	—
Changes in fair value	—	2,011	2,011
Settlements	(1,000)	—	(1,000)
June 30, 2023	$—	$3,325	$3,325
Note E – Accounts Receivable, net
The accounts receivable, net balance was as follows:

	June 30, 2023	December 31, 2022
Billed receivables	$24,851	$25,518
Unbilled receivables	641	1,208
Total accounts receivable, net	$25,492	$26,726

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Substantially all accounts receivable as of June 30, 2023 are expected to be collected in 2023. The Company does not believe there is a significant exposure to credit risk as the majority of the Company’s accounts receivable are due from U.S. and foreign governments or large prime contractors of such government entities. As a result, the change in the allowance for credit losses was not material during the six months ended June 30, 2023.

Note F – Inventory
The inventory balance was as follows:

	June 30, 2023	December 31, 2022
Raw materials	$1,048	$995
Work in process	233	474
Inventory	$1,281	$1,469

Note G – Debt
The table below presents details of the Company’s debt as of the following periods and the effective interest rate as of June 30, 2023:

	Effective interest rate	June 30, 2023	December 31, 2022
Adams Street Term Loan	12.00%	$30,677	$30,626
Adams Street Delayed Draw Term Loan	12.00	14,844	14,819
Adams Street Incremental Term Loan	11.95	31,748	31,695
D&O Financing Loans	1.92	—	1,798
Total debt		77,269	78,938
Less: unamortized discounts and issuance costs		1,443	1,615
Total debt, net		75,826	77,323
Less: Short-term debt, including current portion of long-term debt		780	2,578
Total long-term debt, net		$75,046	$74,745
Adams Street Capital Credit Agreement
On October 28, 2020, the Company entered into a credit agreement with Adams Street Capital (the “Adams Street Credit Agreement”), the terms of which were subsequently modified by various amendments through June 30, 2023. As amended, the Adams Street Credit Agreement includes (i) a $31.0 million term loan commitment, (ii) a $15.0 million delayed draw term loan, (iii) a $32.0 million incremental term loan, and (iv) a $25.0 million revolving credit facility commitment, all of which mature on October 28, 2026. During the three and six months ended June 30, 2023, the Company borrowed and repaid $11.5 million on the revolving credit facility. As of June 30, 2023, there were no borrowings outstanding under the Company’s revolving credit facility and the remaining capacity was $25.0 million.

As of June 30, 2023, the outstanding principal on the Adams Street Credit Agreement incurs cash interest in accordance with the prime rate plus the applicable rates as set forth in the table below:

	Eurocurrency Rate	Base Rate
Term loans	6.00%	5.00%
Revolving credit facility:
Aggregate principal of $5.0 million or less	6.00	5.00
Aggregate principal in excess of $5.0 million	7.50	6.50

As amended in August 2022, the outstanding principal on the term loans and revolving loans incurs additional interest to be paid-in-kind (“PIK”) of 2.00% per annum, which is accrued and added to the outstanding principal balance until the Company is in compliance with the consolidated total net leverage ratio. The requirement to comply with the consolidated total net leverage ratio was suspended through September 30, 2023, and such compliance resumes with the fiscal quarter ending December 31, 2023. In addition,

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

the Company is required to maintain a minimum liquidity covenant of $5.0 million measured on the last day of each fiscal month commencing with the month ending September 30, 2022 through September 30, 2023. During the three and six months ended June 30, 2023, total accrued interest to be paid in kind on the Adams Street Credit Agreement was $0.1 million and $0.5 million, respectively.

During the three months ended June 30, 2023, in accordance with the provisions of the Adams Street Credit Agreement, as amended, the Company met certain requirements to end the incremental 2.00% per annum PIK interest, effective May 1, 2023. The previously suspended requirement to comply with the consolidated total net leverage ratio as discussed above, remains in effect.

Additionally, in June 2023, the Company entered into the Sixth Amendment to the Adams Street Credit Agreement, in which the LIBOR-based interest rate applicable to borrowings under the Adams Street Credit Agreement was replaced with a SOFR-based interest rate in advance of the cessation of LIBOR which occurred on June 30, 2023.

The Adams Street Capital Credit Agreement, as amended, contains certain customary representations and warranties, affirmative and other covenants and events of default, including among other things, payment defaults, breach of representations and warranties, and covenant defaults.

As of June 30, 2023 and December 31, 2022, the Company was in compliance with its covenant requirements, as amended.

D&O Financing Loan
On September 3, 2021, the Company entered into a $3.0 million loan (the “2021 D&O Financing Loan”) with BankDirect Capital Finance to finance the Company’s directors and officers insurance premium. The 2021 D&O Financing Loan had an interest rate of 1.74% per annum and a maturity date of May 3, 2022. In May 2022, the Company repaid the full outstanding principal and interest on the 2021 D&O Financing Loan.

On September 3, 2022, the Company entered into a $2.7 million loan with AFCO Credit Corporation (the “2022 D&O Financing Loan”) to finance the Company’s directors and officers insurance premium. The 2022 D&O Financing Loan had an interest rate of 4.59% per annum and a maturity date of June 3, 2023. In June 2023, the Company repaid the full outstanding principal and interest on the 2022 D&O Financing Loan.

Note H – Leases
The Company has entered into and acquired long-term leasing arrangements for the right to use various classes of underlying assets including facilities, vehicles and office equipment.

Total Lease Costs
The table below summarizes total lease costs for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Finance lease cost:
Amortization of ROU assets	$107	$—	$192	$—
Interest on lease liabilities	24	—	44	—
Operating lease costs	1,038	753	1,993	1,476
Variable lease costs	11	—	11	—
Short-term lease costs	9	78	90	172
Total lease costs	$1,189	$831	$2,330	$1,648
Total lease costs are included in selling, general and administrative expenses and cost of sales on the condensed consolidated statements of operations and comprehensive income (loss).

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Other Supplemental Information
The table below presents other supplemental information related to the Company’s leases for the following periods:

	Three Months Ended
	June 30, 2023		June 30, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$1,087	$118	$680	$—
Right-of-use assets obtained in exchange for new lease liabilities	2,757	151	—	—

	Six Months Ended
	June 30, 2023		June 30, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$2,060	$218	$1,287	$—
Right-of-use assets obtained in exchange for new lease liabilities	3,334	451	3,629	—

	June 30, 2023		June 30, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	4.7	3.5	3.0	0.0
Weighted average discount rate	6.4%	8.8%	4.2%	—%

Note I – Income Taxes
The table below presents the Company’s effective income tax rate on pre-tax income from continuing operations for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Effective tax rate	1.5%	2.4%	0.9%	4.9%

The effective tax rate was 1.5% and 0.9% for the three and six months ended June 30, 2023, respectively, compared to 2.4% and 4.9% for the three and six months ended June 30, 2022, respectively. The difference in effective tax rate between periods was primarily related to an increase in the valuation allowance during the three and six months ended June 30, 2023.

The effective tax rate for the three and six months ended June 30, 2023 differs from the U.S. federal income tax rate of 21.0% primarily due to the valuation allowance on the realization of deferred tax assets. The effective tax rate for the three and six months ended June 30, 2022 differs from the U.S. federal income tax rate of 21.0% primarily due to nondeductible compensation costs on the Class P Unit Incentive plan, the valuation of warrants, goodwill impairments, and a partial valuation allowance on the realization of the deferred tax assets.

The Company assesses the deferred tax assets for recoverability on a quarterly basis. In assessing the realizability of deferred income tax assets, the Company considers whether it is more-likely-than-not that some or all of the deferred income tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (“NOL”) carryforwards are available. For the six months ended June 30, 2023, the Company concluded that it is more-likely-than-not that substantially all of its deferred tax assets will not be realized and established a full valuation allowance, whereas the Company concluded that a portion of the deferred tax assets are more-likely-than-not realizable for the six months ended June 30, 2022. The change from the six months ended June 30, 2022 to the six months ended June 30, 2023 was driven by the additional amount of deferred tax assets expected to be generated on taxable losses, which resulted in an increase to the valuation allowance.

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

On November 5, 2021, the Company was notified of potential accounting issues with a business unit by an employee in connection with his resignation. After completing an investigation, the Audit Committee concluded that the potential issues raised by the former employee did not require a restatement or adjustment of the Company’s previously issued consolidated financial statements relating to any prior periods. The Company self-reported this matter to the SEC on November 8, 2021 and on August 1, 2023, the SEC notified the Company’s counsel that this matter is closed.

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

On May 25, 2022, a plaintiff commenced derivative litigation in the United States District Court for the District of Delaware on behalf of the Company against Peter Cannito, Les Daniels, Reggie Brothers, Joanne Isham, Kirk Konert, Jonathan Baliff, and John S. Bolton. That litigation is captioned Yingling v. Cannito, et al., Case No. 1:22-cv-00684-MN (D. Del.). The complaint’s allegations are similar to those of the class action lawsuit filed in December 2021, namely, that statements about Redwire’s business and operations were misleading due to alleged material weaknesses in the Company’s financial reporting internal controls. The plaintiff alleges the defendants violated Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act, breached their fiduciary duty by allowing misleading disclosures to be made, and caused the Company to overpay compensation and bonuses tied to the Company’s financial performance. As relief, the plaintiffs are seeking, among other things, compensatory and punitive damages. This litigation has been stayed until the earlier of: (i) fifteen (15) days following the issuance of a decision resolving a motion for summary judgment in or public disclosure of a potential settlement of the class action lawsuit filed in December 21, 2021, or (ii) twenty (20) days following notice by either party of another pending derivative action and where the continuance of such stay may or will prejudice the noticing party’s rights. The defendants believe the allegations are without merit and intend to defend the lawsuit vigorously. However, a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

On January 23, 2023, the Company received a Civil Investigative Demand from the antitrust division of the U.S. Department of Justice (“DOJ”) regarding potential violations of Section 1 of the Sherman Act and Section 8 of the Clayton Act. No suit has been filed, and we intend to fully cooperate with the DOJ. Although a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time, we do not believe that any of our practices violated the Sherman Act or the Clayton Act.
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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note K – Convertible Preferred Stock
The table below presents activity of the Company’s Convertible Preferred Stock:

	Shares	Amount
Balance as of December 31, 2022	81,250.00	$76,365
Dividend paid-in-kind	6,039.66	9,030
Balance as of June 30, 2023	87,289.66	$85,395

On October 28, 2022, the Company filed a Certificate of Designation describing the terms and conditions of newly issued Series A convertible preferred stock of the Company, par value 0.0001 (the “Convertible Preferred Stock”), with 88,000.00 total shares constituting the series. On or around the same date, the Company entered into investment agreements with (i) AE Industrial Partners Fund II, LP (“AEI Fund II”) and AE Industrial Partners Structured Solutions I, LP (“AEI Structured Solutions”, and together with AEI Fund II, (“AEI”)), (ii) BCC Redwire Aggregator, LP (“Bain Capital”) and (ii) various investors (collectively, the “Additional Investors,” and together with AEI and Bain Capital, the “Investors”). Pursuant to the investment agreements, the Company sold an aggregate of 81,250.00 shares (“Purchased Shares”) of Convertible Preferred Stock for an aggregate purchase price of $81.25 million, or $76.4 million net of issuance costs.

On May 1, 2023, in accordance with the Convertible Preferred Stock Certificate of Designation, the Company issued 6,039.66 shares of Series A Convertible Preferred Stock to holders of record as of April 15, 2023 as a dividend paid-in-kind (“PIK”) on the Convertible Preferred Stock. As the Company has the option of paying dividends on the Convertible Preferred Stock in either cash or in kind, the PIK dividend is recorded at fair value as of the declaration, April 15, 2023. The fair value of the PIK dividend was $9.0 million, which was recorded against additional paid-in-capital since the Company has an accumulated loss. The fair value of the PIK dividend was calculated using the accrued value per share after a remaining term of 2.5 years on an as-converted basis, or $1,495 per share.

The investment agreements contain customary representations, warranties and covenants of the Company and Investors.

Bain Capital Director and Nominees
For so long as Bain Capital has record and beneficial ownership of at least 50% of the Purchased Shares issued to it as of November 3, 2022, Bain Capital will have the right to designate one member to the Board of Directors of the Company.

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

The Company previously obtained the requisite shareholder approval for the conversion of the Convertible Preferred Stock into common stock above the 19.99% Limitation (as defined below). On June 20, 2023, the Company filed with the SEC a Schedule 14C information statement pursuant to Section 14(c) of the Exchange Act, which provided notice of the approval of, (i) the conversion of the Convertible Preferred Stock into shares of common stock in excess of 19.99% of the 63,852,690 shares outstanding as of October 28, 2022 immediately after giving effect to such conversion (the “Conversion Cap”) and (ii) voting rights of the aggregate number of votes to which all holders of outstanding shares of Convertible Preferred Stock are entitled to vote in excess of 19.99% of the aggregate number of votes to which all shareholders of the Company were entitled to vote as of October 28, 2022 (including the holders of shares of Preferred Stock) (the “Voting Cap” and, together with the Conversion Cap, the “19.99% Limitation”).

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

As of June 30, 2023, the 87,289.66 outstanding shares of Convertible Preferred Stock were convertible into approximately 29,241,349 shares of the Company’s common stock. The holders of Convertible Preferred Stock are entitled to vote with the holders of common stock, on an as-converted basis. In addition, holders of Convertible Preferred Stock have the right, at their option and at any time, to convert their shares into shares of common stock. Each share of Convertible Preferred Stock will mandatorily convert upon achieving thresholds related to the Company’s market capitalization and profitability metrics and the Company is required to make an offer to repurchase the outstanding Convertible Preferred Stock upon a fundamental change.

Dividends on the Convertible Preferred Stock can be paid in either cash or in kind in the form of additional shares of Convertible Preferred Stock, at the option of the Company, subject to certain exceptions. If paid in cash, such dividends will be paid at a rate of 13% per annum, subject to certain adjustments and exceptions or, if the Company issues PIK dividends, at a rate of 15% per annum, subject to certain adjustments and exceptions. Each holder of Convertible Preferred Stock has been given certain registration rights pursuant to the Registration Rights Agreement, dated October 28, 2022. As of June 30, 2023, the accumulated but not declared or paid dividends on the Convertible Preferred Stock were $1.9 million.

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

Liquidation Preference
The Convertible Preferred Stock ranks senior to the Company’s common stock. In the event of any liquidation or winding up of the Company, the holders of the Convertible Preferred Stock shall be entitled to receive in preference to the holders of the Company’s common stock the greater of (a) the greater of (i) two times the Initial Value, defined as $1,000 per share and (ii) the Initial Value plus accrued and unpaid dividends, whether or not declared, and (b) the amount that would have been received based on the if-converted Accrued Value, defined as Initial Value plus accrued and unpaid dividends, whether or not declared. As of June 30, 2023, and December 31, 2022, the liquidation preference of the Convertible Preferred Stock was $176.5 million and $162.5 million, respectively.

Note L – Revenues
The table below presents revenues by customer grouping for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Civil space	$27,440	$16,850	$53,495	$33,014
National security	14,178	9,632	24,760	17,210
Commercial and other	18,480	10,246	39,448	19,371
Total revenues	$60,098	$36,728	$117,703	$69,595

The table below presents revenues based on the geographic location of the Company’s customers for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
U.S.	$44,653	$35,273	$88,436	$66,623
Europe	15,368	1,297	29,190	2,633
Other	77	158	77	339
Total revenues	$60,098	$36,728	$117,703	$69,595

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The majority of the Company’s revenues are derived from government contracts. Customers comprising 10% or more of revenues are presented below for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Customer A(1)	$9,824	$—	$18,841	$—
Customer B(1)	9,580	—	16,949	—
Customer C(1)	—	6,002	—	14,441
Total	$19,404	$6,002	$35,790	$14,441
(1) While revenue may have been generated during each of the periods presented, amounts are only disclosed for the periods in which revenues represented 10% or more of total revenue.

Contract Balances
The table below presents the contract assets and contract liabilities included on the condensed consolidated balance sheets for the following periods:

	June 30, 2023	December 31, 2022
Contract assets	$43,290	$31,041

Contract liabilities	$33,905	$29,817

The increase in contract assets was primarily driven by revenue growth and the timing of billable milestones occurring during the six months ended June 30, 2023.

The change in contract liabilities was primarily driven by the timing of billable milestones occurring during the six months ended June 30, 2023. Revenue recognized in the six months ended June 30, 2023 that was included in the contract liability balance as of December 31, 2022 was $26.4 million. Revenue recognized in the six months ended June 30, 2022 that was included in the contract liability balance as of December 31, 2021 was $10.2 million.

The Company evaluates the contract value and cost estimates at completion (“EAC”) for performance obligations at least quarterly and more frequently when circumstances significantly change. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimate of total revenue and cost at completion is complex, subject to many variables and requires significant judgment by management on a contract-by-contract basis. As part of this process, management reviews information including, but not limited to, labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, volume assumptions, inflationary trends, and schedule and performance delays. Management’s judgment related to these considerations has become increasingly more significant given the current macroeconomic environment.

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

The below table summarizes the favorable (unfavorable) impact of the net EAC adjustments for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net EAC adjustments, before income taxes	$(74)	$(1,410)	$(1,684)	$(3,218)
Net EAC adjustments, net of income taxes	(73)	(1,375)	(1,677)	(3,062)
Net EAC adjustments, net of income taxes, per diluted share	—	(0.02)	(0.03)	(0.05)

The change in net EAC adjustments in both 2023 and 2022 were primarily due to increased production costs and labor market constraints driven by macroeconomic factors, including inflation.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Remaining Performance Obligations
As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $253.1 million. The Company expects to recognize approximately 67% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Note M – Employee Benefit Plans
Post-Retirement Benefit Plans
The Company sponsors various post-retirement benefit plans for certain non-U.S. employees through its wholly-owned subsidiary, Space NV, including two cash balance plans: (i) a defined benefit pension plan with risk-based coverage for death and disability benefits (collectively, the “Base Plan”) and (ii) a supplementary pension bonus plan that provides variable remuneration linked to employees’ performance (the “Performance Plan”). The Company has taken actions to mitigate the risk related to its post-retirement benefit plans through pension risk transfer transactions whereby the Company subscribes to group insurance policies, which are funded by employee and employer premiums determined at the beginning of each plan year. The Company has determined that the unit of account is the insurance contract and therefore, on a plan-by-plan basis, recognizes the net funded status as either a net liability, to the extent that the benefit obligation exceeds the fair value of plan assets, or a net asset, to the extent that the fair value of plan assets exceeds the benefit obligation.

As of June 30, 2023 and December 31, 2022, the Company maintained two dormant pension accounts for former ROS employees who have chosen not to transfer their contributions to a new employer as of the respective dates. The Company’s obligations under these plans were not significant individually or in the aggregate and, as such, are not included in the following tables. Prior to the acquisition of Space NV on October 31, 2022, the Company did not participate in any defined benefit plans. Therefore, there were no corresponding amounts reflected in the Company’s consolidated financial statements prior to that date.

Income Statement Information
The table below provides the components of net periodic benefit cost and other amounts recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
	Base Plan	Performance Plan	Base Plan	Performance Plan
Net periodic benefit cost:
Service cost	84	8	$165	396
Interest cost	60	25	117	49
Expected return on plan assets	(59)	(22)	(116)	(44)
Net periodic benefit cost	$85	$11	$166	$401

Contributions
The required funding of our qualified defined benefit pension plans is determined in accordance with Belgium Regulation. The table below presents contributions made by the employee and employer for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
Contributions by:	Base Plan	Performance Plan	Base Plan	Performance Plan
Employee	$42	$—	$101	$—
Employer	69	17	168	403

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note N – Equity-Based Compensation
Class P Unit Incentive Plan
The Company’s former parent adopted a written compensatory benefit plan (the “Class P Unit Incentive Plan”) to provide incentives to existing or new employees, officers, managers, directors, or other service providers of the Company or its subsidiaries in the form of Holdings’ Class P Units (“Incentive Units”). As amended, the Tranche I and the Tranche III Incentive Units became fully vested upon the closing of the Merger. Holdings also amended the Class P Unit Incentive Plan so that the Tranche II Incentive Units would vest on any liquidation event, as defined in the Class P Unit Incentive Plan, rather than only upon consummation of the sale of Holdings, subject to the market-based condition stipulated in the Class P Unit Incentive Plan prior to its amendment. All compensation expense related to Incentive Units was recognized during 2021 and 2022. As of June 30, 2023, Tranches I and III were fully vested, while Tranche II is still subject to the market-based vesting condition.

2021 Omnibus Incentive Plan
Stock Options
The Company’s 2021 Omnibus Incentive Plan (the “Plan”) authorizes the grant of stock options (incentive and non-qualified) to purchase shares of the Company’s common stock with a contractual term of 10 years. The options vest over a three-year term as follows: 33.3% on the first anniversary of the grant date, 33.3% on the second anniversary of the grant date, and 33.4% on the third anniversary of the grant date. Vesting is contingent upon continued employment or service to the Company; both the vested and unvested portion of an option will be immediately forfeited and canceled if employment or service ceases to the Company. The Company recognizes equity-based compensation expense for the options equal to the fair value of the awards on a straight-line basis over the requisite service period and recognizes forfeitures as they occur.

The table below presents the activity of stock options under the Plan:

	Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2022	2,153,591	$2.70	$7.22	8.6
Granted	—	—	—
Expired	(13,001)	3.28	9.86
Forfeited	(37,999)	2.81	7.74
Outstanding as of June 30, 2023	2,102,591	$2.69	$7.20	8.1

As of June 30, 2023, the total unrecognized compensation cost related to unvested stock options granted under the Plan was $2.4 million and is expected to be recognized over a weighted-average period of 1.6 years. As of June 30, 2023, there were 467,471 stock options that were vested and exercisable.

Restricted Stock Units
Restricted stock units awarded under the Plan follow the same contractual terms and vesting conditions as the options described above and are generally subject to forfeiture in the event of termination of employment prior to vesting dates. The Company recognizes equity-based compensation expense for the restricted stock units equal to the fair value of the awards on a straight-line basis over the requisite service period and recognizes forfeitures as they occur.

On May 25, 2023, the Company granted 205,765 restricted stock units of the Company’s common stock to non-employee directors. The restricted stock units vest on the one year anniversary from the dated grant, subject to the director’s continued service on the board. The weighted average grant date fair value of these awards was $2.43 per share.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the activity of restricted stock units under the Plan:

	Restricted Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested as of December 31, 2022	2,282,778	$6.30	1.3	$4,520
Granted	205,765	2.43
Vested	(164,475)	4.02
Forfeited	(169,039)	7.06
Unvested as of June 30, 2023	2,155,029	$6.07	1.1	$5,491

As of June 30, 2023, total unrecognized compensation cost related to unvested restricted stock units granted under the Plan was $8.6 million and is expected to be recognized over a weighted-average period of 1.6 years.

The table below presents the equity-based compensation expense recorded for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cost of sales
Incentive Units	$—	$—	$—	$181
Stock Options	46	13	92	25
Restricted Stock Units	598	539	1,271	1,166
Total cost of sales	$644	$552	$1,363	$1,372

Selling, general and administrative expenses
Incentive Units	$—	$—	$—	$2,171
Stock Options	383	279	744	688
Restricted Stock Units	881	912	1,759	1,923
Total selling, general and administrative expenses	$1,264	$1,191	$2,503	$4,782

Total equity-based compensation expense	$1,908	$1,743	$3,866	$6,154

Note O – Impairment Expense

The table below presents the impairment expense recorded during the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Property, plant and equipment, net	$—	$12,941	$—	$12,941
Intangible assets, net	—	28,213	—	28,213
Goodwill	—	39,308	—	39,308
Total impairment expense	$—	$80,462	$—	$80,462

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

During the second quarter of 2022, there was a significant and prolonged decline in the Company’s market capitalization driven by general economic conditions, including heightened inflation, rising interest rates and volatility in the capital markets. Specifically for the Mission Solutions reporting unit, the Company observed a significant decline in discounted future cash flows, primarily attributable to a decrease in forecasted revenues as well as increased production costs and subcontractor delays that had extended the timeline for fulfillment of existing performance obligations and deferred pipeline realization. After considering the totality of events and circumstances, the Company determined that these triggering events indicated that certain recorded intangible assets, including goodwill, and property, plant and equipment may be impaired. After considering the totality of events and circumstances described above, the Company performed an interim quantitative impairment assessment of all reporting units and asset groups as of June 30, 2022, which resulted in a partial impairment of goodwill and certain tangible and intangible assets recorded on the Mission Solutions reporting unit and its underlying asset groups. The Company did not identify any indicators of impairment and therefore, no impairment expense was recorded for the three and six months ended June 30, 2023.

Fair value estimates used in the Company’s quantitative impairment assessments result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions that have been deemed reasonable by management as of the measurement date. Additional information related to these impairment activities is provided below.

Impairment activities during the six months ended June 30, 2022 did not have any impact on the Company’s compliance with the Adams Street Credit Agreement or other contract related covenants.

Property, plant and equipment, net
During the second quarter of 2022, as a result of the qualitative factors described above, the Company performed an interim quantitative impairment test and determined that the carrying value of two asset groups within the Mission Solutions reporting unit were not recoverable based on entity-specific, undiscounted net cash flows. Accordingly, impairment expense was measured as the amount by which the carrying value of the asset groups exceeded their fair value as of the respective reporting date. The fair value of the two asset groups was determined using an income approach based on a discounted cash flow model. Based on the results of the quantitative impairment test performed as of June 30, 2022, the Company recognized impairment expense related to property and equipment and leasehold improvements of $12.9 million.

Intangible assets, net
During the second quarter of 2022, as a result of the qualitative factors described above, the Company performed an interim quantitative impairment test of certain indefinite-lived intangible assets and definite-lived intangible assets. The fair value of the Company’s indefinite-lived intangible assets was determined using the relief from royalty method, which assumes that the asset’s fair value is the present value of license fees avoided by owning it. Please refer to the property, plant and equipment, net discussions above regarding the methodologies used for definite-lived intangibles.

Impairment expense was measured as the amount by which the carrying value of the intangible assets exceeded their fair value as of the respective reporting date. Based on the results of the quantitative impairment test as of June 30, 2022, the Company recognized impairment expense related to customer relationships, technology, trademarks, internal-use software licenses and IPR&D of $28.2 million during the three and six months ended June 30, 2022.

Goodwill
During the second quarter of 2022, as a result of the qualitative factors described above, the Company performed an interim quantitative goodwill impairment test. The fair value of the Company’s reporting units was determined using a combination and applied weighting of an income approach based on a discounted cash flow model as well as two market approaches based on (i) guideline public company revenues and earnings before interest, tax, depreciation and amortization multiples and (ii) guideline transactions, whereby consideration is given to prices paid in market comparable transactions.

Based on the interim impairment test, the Company determined that the estimated fair value of the Mission Solutions reporting unit was lower than its carrying value as of June 30, 2022. Accordingly, the Company recorded total non-cash, pre-tax and post-tax impairment charges of $39.3 million during the three and six months ended June 30, 2022, which reduced the reporting unit’s goodwill balance to $10.7 million as of June 30, 2022.

The impairment of goodwill of the Mission Solutions reporting unit was due to a significant decline in discounted future cash flows, primarily attributable to a decrease in forecasted revenues as well as increased production costs and subcontractor delays that had extended the timeline for fulfillment of existing performance obligations and deferred pipeline realization.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note P – Net Income (Loss) per Common Share
The table below presents a reconciliation of the basic and diluted net income (loss) per share that were computed for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:
Net income (loss) attributable to Redwire Corporation	$(5,464)	$(77,028)	$(12,722)	$(94,321)
Less: dividends on Convertible Preferred Stock	4,800	—	9,166	—
Net income (loss) available to common shareholders	$(10,264)	$(77,028)	$(21,888)	$(94,321)

Denominator:
Weighted-average common shares outstanding:
Basic and diluted	64,345,698	62,992,454	64,313,344	62,842,495

Net income (loss) per common share:
Basic and diluted	$(0.16)	$(1.22)	$(0.34)	$(1.50)

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

Note Q – Joint Venture
The Company, through it’s wholly-owned subsidiary, Space NV, participates in a joint venture operation with SES Techcom S.A. (“Techcom”) for the purpose of performing M&O Services for ESA, among others. Pursuant to a shareholders agreement dated June 28, 2007, this joint venture was created under the form of two companies: RSS and ROS, both of which are organized under Belgian law. Total authorized share capital for RSS and ROS was €250 thousand. The Company has an ownership interest in RSS and ROS of 48% and 52%, respectively, while Techcom has ownership interests in RSS and ROS of 52% and 48%, respectively. Voting rights, board representation and distribution of residual returns is proportionate to these equity interests.

M&O Services provided under the joint venture include development, operation and maintenance of satellite communication systems and ground facilities as well as in-orbit testing and educational support services on delivered infrastructure. These services are jointly performed with ROS serving as a subcontractor to RSS. Pursuant to an agreement dated April 1, 2022 (the “Transfer Agreement”), all M&O activities were transferred from ROS to RSS, including personnel, and the subcontractor relationship between ROS and RSS was terminated on the same date. The Company exhibits significant influence over the joint venture operations and receives a management fee in exchange for administrative services.

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

Both RSS and ROS are accounted for under the VIE model due to insufficient equity investment at risk to finance operations without subordinated financial support. Additional information with regard to these entities is provided below.

Consolidated Variable Interest Entity
ROS was formed with an initial issued share capital of €0.1 million representing 1,000 shares of €100 par value each. The shares were fully paid upon incorporation with Space NV and Techcom owning 52% and 48%, respectively. ROS’s board of directors is composed of five members elected for renewable terms of 2 years. As previously noted, board representation under the joint venture is proportionate to equity ownership with Space NV holding a majority as of June 30, 2023 and December 31, 2022.

The Company evaluated its interests in the joint venture and determined that Space NV had a variable interest in ROS as of June 30, 2023 and December 31, 2022. Due to their power to direct activities of the VIE that most significantly impact its economic performance, Space NV was determined to be the primary beneficiary and, therefore, consolidated ROS as of June 30, 2023 and December 31, 2022. Total assets and total liabilities for ROS as of June 30, 2023 were $0.8 million and $0.4 million, respectively, and $1.6 million and $1.1 million, respectively, as of December 31, 2022. Net income from ROS for the three and six months ended June 30, 2023 was de minimis for disclosure.

Nonconsolidated Variable Interest Entity
RSS was also formed with an initial issued share capital of €0.1 million representing 1,000 shares of €100 par value each. The shares were fully paid upon incorporation with Techcom and Space NV owning 52% and 48%, respectively. RSS’s board of directors is composed of five members elected for renewable terms of 2 years. As previously noted, board representation under the joint venture is proportionate to equity ownership with Techcom holding a majority as of June 30, 2023 and December 31, 2022.

The Company determined that Space NV was not the primary beneficiary of RSS due to Techcom having the power to direct the activities of the VIE that most significantly impact its economic performance. As a result of having ownership greater than 20% but less than 50% and holding two of five board seats, Space NV has the ability to exercise significant influence over the entity. Accordingly, RSS is accounted for as an equity method investment.

During the three and six months ended June 30, 2023, the Company recognized income (loss) from RSS of $0.2 million and $0.2 million, respectively, which is included in other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss). The carrying value of the equity method investment was $3.5 million and $3.3 million as of June 30, 2023 and December 31, 2022, respectively.

Note R – Related Parties
A customer of the Company, Related Party A, was a related party as Peter Cannito, the Company’s Chairman and Chief Executive Officer, and Kirk Konert, a member of the Company’s board of directors, also serve on the board of directors for the customer effective as of the second quarter of 2022.

A customer of the Company, Related Party B, was a related party as AEI acquired a majority interest in the customer during the fourth quarter of 2022.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents details of the Company’s related party transactions included on the condensed consolidated balance sheets and the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

			As of
			June 30, 2023	December 31, 2022
Accounts receivable:
Related Party A			$742	$—
Related Party B			—	—
			$742	$—

	Three Months Ended		Six Months Ended
Revenues:	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Related Party A	$214	$—	$608	$194
Related Party B (1)	2,554	—	4,334	—
	$2,768	$—	$4,942	$194
(1) While revenue may have been generated during each of the periods presented, amounts are only disclosed for the periods in which the customer was a related party.
In the normal course of business, the Company participates in related party transactions with certain vendors and customers where AEI maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. For the three and six months ended June 30, 2023 and June 30, 2022, transactions with other companies in AEI’s investment portfolio, not separately disclosed, did not have a material impact on the Company’s condensed consolidated financial statements.

Please refer to Note K – Convertible Preferred Stock, for related party transactions associated with the Company’s Convertible Preferred Stock.

Note S – Subsequent Events
On July 3, 2023, the Company’s board of directors approved the grant of up to 701,096 shares of performance-based restricted stock units (“PSUs”) and 1,693,596 shares of restricted stock units (“RSUs”) to certain officers, managers and other eligible employees pursuant to the Plan. The contractual terms and vesting conditions for the PSU and RSU awards are consistent with previous grants described in Note N – Equity-Based Compensation with the exception that the PSU award represents a contingent right to receive between 0 and 2 shares of the Company’s common stock per PSU depending upon the closing price per share on December 31, 2025, the end of the performance period. The fair value of the RSUs will be determined based on the closing price per share of common stock as of the grant date, while the fair value of the PSUs will be determined on the grant date using the Monte-Carlo valuation model.

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

The following discussion should be read along with the financial statements included in this Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources,” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023. which provides additional information on our business, the environment in which we operate and our operating results.
Recent Developments
During the second quarter of 2023, the Company continued to deliver improved operations and financial performance year-over-year.
•Revenues increased 64% during the second quarter of 2023, as compared to the same period in 2022, and increased 69% for the first half of 2023 compared to the same period in 2022.
•Selling, general and administrative expenses as a percentage of revenues decreased to 29% during the second quarter of 2023 from 48% during the same period in 2022, and decreased to 29% for the first half of 2023 from 55% during the same period in 2022.
•Net loss decreased 93% during the second quarter of 2023, as compared to the same period in 2022, and decreased 87% for the first half of 2023 compared to the same period in 2022.
•Net cash used in operating activities decreased $4.4 million during the first half of 2023, as compared to the same period in 2022.
•Contracted backlog increased year-over-year to $272.8 million as of June 30, 2023, as compared to $162.1 million as of June 30, 2022.

Macroeconomic Environment
We continue to evaluate the ongoing impact of adverse macroeconomic conditions including, among others, heightened inflation, rising interest rates, volatility in capital markets, supply chain disruptions, labor shortages, and regulatory challenges that have affected the Company’s cost of capital, financial condition and results of operations. During 2022, inflation and supply chain pressures adversely impacted the schedule of various programs and increased production costs, which impacted our revenues and gross margins. While the direct impact of COVID-19 was limited during the first half of 2023, the long-term impacts on the business remain uncertain, particularly as it relates to the macroeconomic factors described above.

Results of Operations
For purposes of the following discussion and analysis, any financial impact related to the acquisition of Redwire Space NV (f/k/a QinetiQ Space NV) (“Space NV”) is referred to as the “Space NV Acquisition.”

Results of operations for the three months ended June 30, 2023 compared to the three months ended June 30, 2022
The following table presents our results of operations for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, along with the percentage of revenues and the dollar and percent change compared to the prior period:

	Three Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	June 30, 2023	% of revenues	June 30, 2022	% of revenues
Revenues	$60,098	100%	$36,728	100%	$23,370	64%
Cost of sales	44,194	74	29,746	81	14,448	49
Gross margin	15,904	26	6,982	19	8,922	128
Operating expenses:
Selling, general and administrative expenses	17,686	29	17,562	48	124	1
Transaction expenses	4	—	48	—	(44)	(92)
Impairment expense	—	—	80,462	219	(80,462)	(100)
Research and development	2,070	3	1,708	5	362	21
Operating income (loss)	(3,856)	(6)	(92,798)	(253)	88,942	(96)
Interest expense, net	2,664	4	1,670	5	994	60
Other (income) expense, net	(970)	(2)	(15,515)	(42)	14,545	(94)
Income (loss) before income taxes	(5,550)	(9)	(78,953)	(215)	73,403	(93)
Income tax expense (benefit)	(85)	—	(1,925)	(5)	1,840	(96)
Net income (loss)	(5,465)	(9)	(77,028)	(210)	71,563	(93)
Net income (loss) attributable to noncontrolling interests	(1)	—	—	—	(1)	100
Net income (loss) attributable to Redwire Corporation	$(5,464)	(9)%	$(77,028)	(210)%	$71,564	(93)%

Revenues
Revenues increased 64% to $60.1 million for the three months ended June 30, 2023, as compared to $36.7 million for the three months ended June 30, 2022. The year-over-year increase in revenues was primarily driven by $14.2 million of contributed revenue from the Space NV Acquisition, changes in contract mix, and the timing of product deliveries in the deployables and engineering solutions space.

Cost of Sales
Cost of sales increased $14.4 million, or 49%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The year-over-year increase in cost of sales was primarily driven by $11.0 million of contributed cost of sales from the Space NV Acquisition and increased costs associated with revenue growth for the period. These activities were partially offset by a decrease due to changes in contract mix.

Gross Margin
Gross margin increased $8.9 million, or 128%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. As a percentage of revenues, gross margin was 26% and 19% for the three months ended June 30, 2023 and 2022, respectively. The year-over-year increase in gross margin was primarily driven by increased profitability on new contract awards, focused cost reduction activities, and completion of low gross margin contracts to improve the overall contract portfolio gross margin. The increase was also partly due to gross margin contributions from the Space NV Acquisition, which represents 47% of the year-over-year increase.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses for the three months ended June 30, 2023 remained materially consistent as compared with the same period in 2022. As a percentage of revenues, SG&A expenses were 29% and 48% for the three months ended June 30, 2023 and 2022, respectively. The year-over-year decrease in SG&A expenses as a percentage of revenue was primarily driven by the Company’s continued focus on cost discipline and streamlining corporate overhead costs to enhance operating leverage. These cost savings were partially offset by $3.4 million of contributed SG&A expenses from the Space NV Acquisition.

Transaction Expense
Transaction expenses for the three months ended June 30, 2023 remained materially consistent as compared with the same period in 2022.

Impairment Expense
Impairment expense decreased $80.5 million or (100)% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. There was no impairment charge recognized during the three months ended June 30, 2023. In comparison, during the second quarter of 2022, the Company performed a quantitative impairment assessment and recorded a non-cash, pre-tax and post-tax impairment charge of $80.5 million. Of this amount, $12.9 million related to property and equipment, $28.2 million related to intangible assets and $39.3 million related to goodwill. Please refer to Note O – Impairment Expense of the accompanying notes to the condensed consolidated financial statements for additional information.

Research and Development
Research and development expenses for the three months ended June 30, 2023 remained materially consistent as compared with the same period in 2022.

Interest Expense, net
Interest expense, net increased for the three months ended June 30, 2023 to $2.7 million, as compared to $1.7 million for the three months ended June 30, 2022. This increase was primarily related to an increase in our cost of capital due to unfavorable changes in variable interest rates on the Company’s debt obligations. Refer to Note G – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net decreased $14.5 million, or 94%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The year-over-year decrease was primarily related to a decrease of $15.6 million in the gain recognized as a result of changes in the fair value of the private warrant liability for both periods. This decrease was partially offset by a reduction in other expense of $0.7 million related to costs incurred to enter into the committed equity facility during the three months ended June 30, 2022, of which there is no corresponding expense during 2023. Refer to Note D – Fair Value of Financial Instruments of the accompanying notes to the condensed consolidated financial statements for additional information related to the private warrants and committed equity facility.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Three Months Ended
(in thousands, except percent)	June 30, 2023	June 30, 2022
Income tax expense (benefit)	$(85)	$(1,925)
Effective tax rate	1.5%	2.4%
The effective tax rate was relatively consistent for the three months ended June 30, 2023 and June 30, 2022. Refer to Note I – Income Taxes of the accompanying notes to the condensed consolidated financial statements for further discussion.

Net Income (Loss) Attributable to Noncontrolling Interests
The net income (loss) attributable to noncontrolling interests for the three months ended June 30, 2023 was de minimis for disclosure. There was no such comparable amount during the prior year. Please refer to Note Q – Joint Venture of the accompanying notes to the condensed consolidated financial statements for additional information.

Results of operations for the six months ended June 30, 2023 compared to the six months ended June 30, 2022
The following table presents our results of operations for the six months ended June 30, 2023 compared to the six months ended June 30, 2022:

	Six Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	June 30, 2023	% of revenues	June 30, 2022	% of revenues
Revenues	$117,703	100%	$69,595	100%	$48,108	69%
Cost of sales	87,582	74	57,442	83	30,140	52
Gross margin	30,121	26	12,153	17	17,968	148
Operating expenses:
Selling, general and administrative expenses	33,724	29	38,513	55	(4,789)	(12)
Transaction expenses	13	—	94	—	(81)	(86)
Impairment expense	—	—	80,462	116	(80,462)	(100)
Research and development	2,458	2	3,432	5	(974)	(28)
Operating income (loss)	(6,074)	(5)	(110,348)	(159)	104,274	(94)
Interest expense, net	5,308	5	3,122	4	2,186	70
Other (income) expense, net	1,457	1	(14,335)	(21)	15,792	(110)
Income (loss) before income taxes	(12,839)	(11)	(99,135)	(142)	86,296	(87)
Income tax expense (benefit)	(116)	—	(4,814)	(7)	4,698	(98)
Net income (loss)	(12,723)	(11)	(94,321)	(136)	81,598	(87)
Net income (loss) attributable to noncontrolling interests	(1)	—	—	—	(1)	100
Net income (loss) attributable to Redwire Corporation	$(12,722)	(11)%	$(94,321)	(136)%	$81,599	(87)%

Revenues
Revenues increased by $48.1 million, or 69%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The year-over-year increase in revenues was driven by $26.5 million of contributed revenue from the Space NV Acquisition as well as growth in the deployables and engineering services space. The growth is primarily due to changes in contract mix and an increase in average contract size compared to the same period in 2022.

Cost of Sales
Cost of sales increased $30.1 million, or 52%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The year-over-year increase in cost of sales was primarily driven by increased costs associated with revenue growth for the period and $21.0 million of contributed cost of sales from the Space NV Acquisition.

Gross Margin
Gross margin increased $18.0 million, or 148%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. As a percentage of revenues, gross margin was 26% and 17% for the six months ended June 30, 2023 and 2022, respectively. The year-over-year increase in gross margin was primarily driven by focused cost reduction activities, an increase in large fixed-price contract awards as a percentage of revenues, completion of low gross margin contracts to improve the overall contract portfolio gross margin and gross margin contributions from the Space NV Acquisition.
Selling, General and Administrative (SG&A) Expenses
SG&A expenses decreased $4.8 million, or 12%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. As a percentage of revenues, SG&A expenses were 29% and 55% for the six months ended June 30, 2023 and 2022, respectively. The year-over-year decrease in SG&A expenses as a percentage of revenue was primarily driven by a decrease in share-based compensation and legal expenses of $2.3 million and $2.5 million, respectively. This decrease also reflects the Company’s continued focus on cost discipline and streamlining corporate overhead costs to enhance operating leverage. These cost savings were partially offset by $7.0 million of contributed SG&A expenses from the Space NV Acquisition.

Transaction Expenses
Transaction expenses for the six months ended June 30, 2023 were relatively consistent with the comparable period in 2022.

Impairment Expense
Impairment expense decreased $80.5 million or (100)% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. There was no impairment charge recognized during the six months ended June 30, 2023. In comparison, during the second quarter of 2022, the Company performed a quantitative impairment assessment and recorded a non-cash, pre-tax and post-tax impairment charge of $80.5 million. Of this amount, $12.9 million related to property and equipment, $28.2 million related to intangible assets and $39.3 million related to goodwill. Please refer to Note O – Impairment Expense of the accompanying notes to the condensed consolidated financial statements for additional information.

Research and Development
Research and development expenses decreased $1.0 million, or 28%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily driven by the redirection of resources to direct billing projects as well as investment planning to limit research and development costs to future technologies that are aligned with end-market needs and support long-term profitability and a sustainable competitive advantage.

Interest Expense, net
Interest expense, net increased $2.2 million, or 70%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase was primarily related to an increase in our cost of capital due to unfavorable changes in variable interest rates on the Company’s debt obligations. This includes the incremental impact of accrued interest to be paid-in-kind (“PIK”) during the six months ended June 30, 2023, for which there was no comparable cost during the same period in 2022. Please refer to Note G – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net decreased $15.8 million, or (110)%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This year-over-year decrease was primarily due to a $2.0 million loss as a result of an increase in the fair value of the Company’s private warrant liability for the six months ended June 30, 2023 as compared to $15.2 million gain for the comparable period in 2022. This decrease was partially offset by a reduction in other expense of $0.7 million related to costs incurred to enter into the committed equity facility during the six months ended June 30, 2022, of which there is no corresponding expense during 2023. Please refer to Note D – Fair Value of Financial Instruments of the accompanying notes to the condensed consolidated financial statements for additional information related to the private warrants and committed equity facility.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Six Months Ended
(in thousands, except percent)	June 30, 2023	June 30, 2022
Income tax expense (benefit)	$(116)	$(4,814)
Effective tax rate	0.9%	4.9%
The decrease in our effective tax rate for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is primarily due to an increase in the valuation allowance during the six months ended June 30, 2023. Please refer to Note I – Income Taxes of the accompanying notes to the condensed consolidated financial statements for additional information.

Net Income (Loss) Attributable to Noncontrolling Interests
The net income (loss) attributable to noncontrolling interests for the six months ended June 30, 2023 was de minimis for disclosure. There was no such comparable amount during the prior year. Please refer to Note Q – Joint Venture of the accompanying notes to the condensed consolidated financial statements for additional information.

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

Adjusted EBITDA is defined as net income (loss) adjusted for interest expense, net, income tax (benefit) expense, depreciation and amortization, impairment expense, acquisition deal costs, acquisition integration costs, acquisition earnout costs, purchase accounting fair value adjustment related to deferred revenue, severance costs, capital market and advisory fees, litigation-related expenses, write-off of long-lived assets, equity-based compensation, committed equity facility transaction costs, debt financing costs, and warrant liability fair value adjustments. Pro Forma Adjusted EBITDA is defined as Adjusted EBITDA further adjusted for the incremental Adjusted EBITDA that acquired businesses would have contributed for the periods presented if such acquisitions had occurred on January 1 of the year in which they occurred. Accordingly, historical financial information for the businesses acquired includes pro forma adjustments calculated in a manner consistent with the concepts of Article 8 of Regulation S-X, which are ultimately added back in the calculation of Adjusted EBITDA. From March 2020 through June 30, 2023, the Company has completed nine acquisitions, and as such, we believe Pro Forma Adjusted EBITDA provides meaningful insights into the impact of strategic acquisitions as well as an indicative run rate of the Company’s future operating performance.

The table below presents a reconciliation of Adjusted EBITDA and Pro Forma Adjusted EBITDA to net income (loss), computed in accordance with U.S. GAAP for the following periods:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss)	$(5,465)	$(77,028)	$(12,723)	$(94,321)
Interest expense, net	2,664	1,669	5,308	3,121
Income tax expense (benefit)	(85)	(1,925)	(116)	(4,814)
Depreciation and amortization	2,618	3,402	5,084	7,060
Impairment expense	—	80,462	—	80,462
Acquisition deal costs (i)	4	48	13	94
Acquisition integration costs (i)	240	954	546	1,402
Purchase accounting fair value adjustment related to deferred revenue (ii)	—	40	15	66
Severance costs (iii)	176	453	320	463
Capital market and advisory fees (iv)	2,967	1,450	4,355	3,408
Litigation-related expenses (v)	43	302	68	2,568
Equity-based compensation (vi)	1,908	1,743	3,866	6,154
Committed equity facility transaction costs (vii)	40	770	(66)	770
Debt financing costs (viii)	17	—	17	—
Warrant liability change in fair value adjustment (ix)	(773)	(16,393)	2,011	(15,155)
Adjusted EBITDA	4,354	(4,053)	8,698	(8,722)
Pro forma impact on Adjusted EBITDA (x)	—	1,515	—	2,509
Pro Forma Adjusted EBITDA	$4,354	$(2,538)	$8,698	$(6,213)
i.Redwire incurred acquisition costs including due diligence, integration costs and additional expenses related to pre-acquisition activity.
ii.Redwire recorded adjustments related to the impact of recognizing deferred revenue at fair value as part of the purchase accounting for previous acquisitions.
iii.Redwire incurred severance costs related to separation agreements entered into with former employees.
iv.Redwire incurred capital market and advisory fees related to advisors assisting with transitional costs associated with becoming a public company and the internalization of corporate services.
v.Redwire incurred expenses related to the 2021 Audit Committee investigation and resulting securities litigation as further described in Note J of the accompanying notes to the condensed consolidated financial statements.
vi.Redwire incurred expenses related to equity-based compensation under Redwire’s equity-based compensation plan.
vii.Redwire incurred expenses related to the committed equity facility with B. Riley, which includes consideration paid to enter into the Purchase Agreement as well as changes in fair value recognized as a gain or loss during the respective periods.
viii.Redwire incurred expenses related to debt financing agreements, including amendment related fees paid to third parties that are expensed in accordance with U.S. GAAP.

ix.Redwire adjusted the fair value of the private warrant liability with changes in fair value recognized as a gain or loss during the respective periods.
x.Pro forma impact is computed in a manner consistent with the concepts of Article 8 of Regulation S-X and represents the incremental results of a full period of operations assuming the entities acquired during the periods presented were acquired from January 1 of the year in which they occurred. For the periods presented, the pro forma impact included the results of Space NV.

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
Book-to-Bill
Our book-to-bill ratio was as follows for the periods presented:

	Three Months Ended		Last Twelve Months
(in thousands, except ratio)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Contracts awarded	$45,646	$61,563	$310,356	$165,342
Revenues	60,098	36,728	208,657	143,350
Book-to-bill ratio	0.76	1.68	1.49	1.15
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

Our book-to-bill ratio was 0.76 for the three months ended June 30, 2023, as compared to 1.68 for the three months ended June 30, 2022. For both the three months ended June 30, 2023 and 2022, none of the contracts awarded balance relates to acquired contract value.

Our book-to-bill ratio was 1.49 for the LTM ended June 30, 2023, as compared to 1.15 for the LTM ended June 30, 2022. For the LTM ended June 30, 2023, contracts awarded includes acquired contract value from the Space NV acquisition, which was completed in the fourth quarter of 2022. For the LTM ended June 30, 2022, contracts awarded includes acquired contract value from the Techshot acquisition, which was completed in the fourth quarter of 2021.

Backlog
The following table presents our contracted backlog as of June 30, 2023 and December 31, 2022, and related activity for the six months ended June 30, 2023 as compared to the year ended December 31, 2022.

(in thousands)	June 30, 2023	December 31, 2022
Organic backlog, beginning balance	$184,912	$139,742
Organic additions during the period	61,081	194,539
Organic revenue recognized during the period	(91,193)	(148,891)
Foreign currency translation	14	(478)
Organic backlog, ending balance	154,814	184,912

Acquisition-related contract value, beginning balance	128,145	—
Acquisition-related contract value acquired during the period	—	109,765
Acquisition-related additions during the period	14,229	22,731
Acquisition-related revenue recognized during the period	(26,510)	(11,658)
Foreign currency translation	2,153	7,307
Acquisition-related backlog, ending balance	118,017	128,145
Contracted backlog, ending balance	$272,831	$313,057

We view growth in backlog as a key measure of our business growth. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Our contracted backlog includes $19.7 million and $37.4 million in remaining contract value from time and materials contracts as of June 30, 2023 and as of December 31, 2022, respectively.

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

Although contracted backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog. In addition, some of our multi-year contracts are subject to annual funding. Management fully expects all amounts reflected in contracted backlog to ultimately be fully funded. Contracted backlog from foreign operations in Luxembourg and Belgium was $121.0 million and $129.9 million as of June 30, 2023 and December 31, 2022, respectively. These amounts are subject to foreign exchange rate translations from Euros to U.S. dollars that could cause the remaining backlog balance to fluctuate with the foreign exchange rate at the time of measurement.

Liquidity and Capital Resources
Since inception, we have funded our operations with cash flows provided by operating activities, access to existing credit facilities, proceeds from the issuance of common stock under the B. Riley committed equity facility and proceeds from the sale of Convertible Preferred Stock. As of June 30, 2023, we had $11.2 million in cash and cash equivalents, $25.0 million in available borrowings from our existing credit facilities and $20.6 million of unused capacity under the B. Riley committed equity facility, subject to limitations.
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

We believe our existing sources of liquidity will be sufficient to meet our working capital needs and comply with our debt covenants for at least the next twelve months from the date on which our condensed consolidated financial statements were issued.

Indebtedness
Please refer to Note G – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Contractual Obligations
During the six months ended June 30, 2023, there were no material changes to our contractual obligations as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, that were outside the ordinary course of our business.
Cash Flows
The table below summarizes certain information from the condensed consolidated statements of cash flows for the following periods:

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Cash and cash equivalents at beginning of year	$28,316	$20,523
Operating activities:
Net income (loss)	(12,723)	(94,321)
Non-cash adjustments	11,235	74,156
Changes in working capital	(9,716)	4,581
Net cash provided by (used in) operating activities	(11,204)	(15,584)
Net cash provided by (used in) investing activities	(2,548)	(2,073)
Net cash provided by (used in) financing activities	(3,436)	8,077
Effect of foreign currency rate changes on cash and cash equivalents	103	(64)
Net increase (decrease) in cash and cash equivalents	(17,085)	(9,644)
Cash and cash equivalents at end of period	$11,231	$10,879

Operating activities
Net cash used in operating activities for the six months ended June 30, 2023 decreased $4.4 million compared to the same period in 2022. The change was primarily due to a decrease in cash used related to the Company’s net loss and non-cash adjustments six months ended June 30, 2023 in comparison to the same period in 2022, partially offset by an increase in cash used for working capital related to increases in contract assets of $11.9 million and deferred revenue of $4.0 million and a decrease in accounts payable and accrued expenses of $3.3 million. The increase in contract assets and deferred revenue was primarily driven by the timing of billable milestones during the six months ended June 30, 2023 compared to the same period in 2022. The decrease in accounts payable and accrued expenses is primarily a result of timing of payments and invoice receipt, partially offset by accounts payable and accrued expenses due to the Space NV acquisition.
Investing activities
Net cash used in investing activities for the six months ended June 30, 2023 remained materially consistent with the comparable period in 2022.
Financing activities
Net cash used in financing activities for the six months ended June 30, 2023 increased $11.5 million compared to the same period in 2022. The increase was primarily due to $13.7 million related to the repayment of loans during the six months ended June 30, 2023 compared to $2.3 million in the same period in 2022. The increase in repayment of loans was driven primarily by repayments matching proceeds from the Adams Street Revolving Credit Facility during the six months ended June 30, 2023 compared to the same period in 2022.

Foreign Currency Exposures
Our operations in Belgium and Luxembourg conduct transactions that are primarily denominated in Euros, which limits our foreign currency exposure. However, changes in exchange rates, and in particular a strengthening of the Euro, will negatively affect the Company’s net sales and gross margins as expressed in U.S. dollars.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, which are designed to ensure that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were not effective as of June 30, 2023 due to the material weaknesses in internal control over financial reporting described below.

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

•We reviewed the personnel structure and identified new positions to enhance our accounting and financial reporting team. We have onboarded various individuals during the years ended December 31, 2021 and 2022, and will continue to onboard additional individuals during 2023 to align our personnel to specific areas and responsibilities aimed to alleviate the numerous competing responsibilities currently faced.
•We engaged a third-party global consulting firm to accelerate the development and formalization of a risk assessment process across the organization to identify risks and design new controls or enhance existing controls responsive to such risks to ensure timely and accurate financial reporting. We have also established an ethics program which requires training and certification for all employees as well as enhances awareness of our whistleblower avenues.
•We are in the process of designing and implementing additional review and communications training procedures within our accounting, finance and program management functions to provide more robust knowledge and understanding of internal control over financial reporting.
•We are in the process of implementing a comprehensive financial closing process checklist with additional layers of reviews and specific controls around non-routine, unusual or complex transactions, including controls over the accounting for purchase business combinations and the valuation of goodwill and long-lived assets.
•We will continue to conduct training and document our processes and procedures, including accounting policies. We are also in the process of standardizing controls, processes and policies across the Company to ensure consistent application including controls over the preparation and review of business performance reviews, account reconciliations, journal entries and contract estimates used in determining the recognition of revenue.
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

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
As of June 30, 2023, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
10.1
Sixth Amendment to Credit Agreement, dated as of June 23, 2023 by and between Redwire Holdings, LLC, Redwire Intermediate Holdings, LLC, the other Borrowers party thereto, the other Guarantors party thereto, Adams Street Credit Advisors, LP, as Administrative Agent and as Collateral Agent and each lender party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on June 23, 2023).

10.2+	Form of Time-Based Restricted Stock Unit Award Agreement (Employee) under the Redwire Corporation 2021 Omnibus Plan.
10.3+	Form of Performance-Based Restricted Stock Unit Award Agreement (Employee) under the Redwire Corporation 2021 Omnibus Plan.
31.1
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
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

Redwire Corporation

Date:	August 9, 2023	By:	/s/ Peter Cannito
		Name:	Peter Cannito
		Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	August 9, 2023	By:	/s/ Jonathan Baliff
		Name:	Jonathan Baliff
		Title:	Chief Financial Officer and Director
(Principal Financial Officer)

Date:	August 9, 2023	By:	/s/ Chris Edmunds
		Name:	Chris Edmunds
		Title:	Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)