Form 10-Q
period 2023-09-30
Redwire Corp
filed 2023-11-08
CIK 1819810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 64,799,841 shares of common stock as of October 31, 2023.

REDWIRE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2023

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
•the market for in-space infrastructure services is still emerging and may not achieve the growth potential that we expect or may grow more slowly than expected;
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

Item 1. Financial Statements and Supplementary Data

REDWIRE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of U.S. dollars, except share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$10,859	$28,316
Accounts receivable, net	24,641	26,726
Contract assets	39,779	31,041
Inventory	1,687	1,469
Income tax receivable	688	688
Prepaid insurance	1,304	2,240
Prepaid expenses and other current assets	5,464	5,687
Total current assets	84,422	96,167
Property, plant and equipment, net of accumulated depreciation of $5,526 and $3,032, respectively	14,631	12,761
Right-of-use assets	14,041	13,103
Intangible assets, net of accumulated amortization of $16,612 and $11,247, respectively	62,969	66,871
Goodwill	64,413	64,618
Equity method investments	3,241	3,269
Other non-current assets	509	909
Total assets	$244,226	$257,698

Liabilities, Convertible Preferred Stock and Equity (Deficit)
Current liabilities:
Accounts payable	$14,185	$17,584
Notes payable to sellers	—	1,000
Short-term debt, including current portion of long-term debt	1,976	2,578
Short-term operating lease liabilities	3,677	3,214
Short-term finance lease liabilities	364	299
Accrued expenses	37,678	36,581
Deferred revenue	27,059	29,817
Other current liabilities	2,310	3,666
Total current liabilities	87,249	94,739
Long-term debt, net	79,943	74,745
Long-term operating lease liabilities	13,118	12,670
Long-term finance lease liabilities	883	579
Warrant liabilities	3,789	1,314
Deferred tax liabilities	2,195	3,255
Other non-current liabilities	355	506
Total liabilities	$187,532	$187,808
Commitments and contingencies (Note J – Commitments and Contingencies)

REDWIRE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands of U.S. dollars, except share data)

	September 30, 2023	December 31, 2022
Convertible preferred stock, $0.0001 par value, 88,000.00 shares authorized; 87,289.66 and 81,250.00 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively. Liquidation preference of $179,349 and $162,500 as of September 30, 2023 and December 31, 2022, respectively(1).	$85,395	$76,365

Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 99,912,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 64,799,841 and 64,280,631 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	6	6
Treasury stock, 236,012 and 141,811 shares, at cost, as of September 30, 2023 and December 31, 2022, respectively	(629)	(381)
Additional paid-in capital	195,500	198,126
Accumulated deficit	(225,503)	(206,528)
Accumulated other comprehensive income (loss)	1,775	2,076
Total shareholders’ equity (deficit)	(28,851)	(6,701)
Noncontrolling interests	150	226
Total equity (deficit)	(28,701)	(6,475)
Total liabilities, convertible preferred stock and equity (deficit)	$244,226	$257,698
(1) Please refer to Note K – Convertible Preferred Stock for additional information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues	$62,612	$37,249	$180,315	$106,844
Cost of sales	45,495	29,300	133,077	86,742
Gross margin	17,117	7,949	47,238	20,102
Operating expenses:
Selling, general and administrative expenses	18,302	15,312	52,026	53,825
Transaction expenses	—	1,819	13	1,913
Impairment expense(1)	—	—	—	80,462
Research and development	1,532	1,133	3,990	4,565
Operating income (loss)	(2,717)	(10,315)	(8,791)	(120,663)
Interest expense, net	2,629	2,401	7,937	5,523
Other (income) expense, net	1,232	(158)	2,689	(14,493)
Income (loss) before income taxes	(6,578)	(12,558)	(19,417)	(111,693)
Income tax expense (benefit)	(253)	(2,135)	(369)	(6,949)
Net income (loss)	(6,325)	(10,423)	(19,048)	(104,744)
Net income (loss) attributable to noncontrolling interests	(72)	—	(73)	—
Net income (loss) attributable to Redwire Corporation	(6,253)	(10,423)	(18,975)	(104,744)
Less: dividends on Convertible Preferred Stock	2,874	—	12,040	—
Net income (loss) available to common shareholders	$(9,127)	$(10,423)	$(31,015)	$(104,744)

Net income (loss) per common share:
Basic and diluted	$(0.14)	$(0.16)	$(0.48)	$(1.66)
Weighted-average shares outstanding:
Basic and diluted	64,795,985	63,460,527	64,475,390	63,050,769

Comprehensive income (loss):
Net income (loss) attributable to Redwire Corporation	$(6,253)	$(10,423)	$(18,975)	$(104,744)
Foreign currency translation gain (loss), net of tax	(860)	(177)	(304)	(663)
Total other comprehensive income (loss), net of tax	(860)	(177)	(304)	(663)
Total comprehensive income (loss)	$(7,113)	$(10,600)	$(19,279)	$(105,407)

(1) Please refer to Note O – Impairment Expense for additional information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(In thousands of U.S. dollars, except share data)

Three Months Ended September 30, 2023	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	64,445,106	$6	141,811	$(381)	$192,962	$(219,250)	$2,629	$(24,034)	$228	$(23,806)
Equity-based compensation expense	—	—	—	—	2,451	—	—	2,451	—	2,451
Common stock issued under the committed equity facility	27,948	—	—	—	87	—	—	87	—	87
Common stock issued for share-based awards	326,787	—	—	—	—	—	—	—	—	—
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	94,201	(248)	—	—	—	(248)	—	(248)
Foreign currency translation, net of tax	—	—	—	—	—	—	(854)	(854)	(6)	(860)
Net loss	—	—	—	—	—	(6,253)	—	(6,253)	(72)	(6,325)
Balance as of September 30, 2023	64,799,841	$6	236,012	$(629)	$195,500	$(225,503)	$1,775	$(28,851)	$150	$(28,701)

Nine Months Ended September 30, 2023	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	64,280,631	$6	141,811	$(381)	$198,126	$(206,528)	$2,076	$(6,701)	$226	$(6,475)
Equity-based compensation expense	—	—	—	—	6,317	—	—	6,317	—	6,317
Common stock issued under the committed equity facility	27,948	—	—	—	87	—	—	87	—	87
Common stock issued for share-based awards	491,262	—	—	—	—	—	—	—	—	—
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	94,201	(248)	—	—	—	(248)	—	(248)
Convertible preferred stock paid-in-kind dividend	—	—	—	—	(9,030)	—	—	(9,030)	—	(9,030)
Foreign currency translation, net of tax	—	—	—	—	—	—	(301)	(301)	(3)	(304)
Net loss	—	—	—	—	—	(18,975)	—	(18,975)	(73)	(19,048)
Balance as of September 30, 2023	64,799,841	$6	236,012	$(629)	$195,500	$(225,503)	$1,775	$(28,851)	$150	$(28,701)

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(In thousands of U.S. dollars, except share data)

Three Months Ended September 30, 2022	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of June 30, 2022	63,253,836	$6	$191,707	$(170,232)	$(383)	$21,098
Equity-based compensation expense	—	—	2,518	—	—	2,518
Common stock issued under the committed equity facility	598,854	—	1,787	—	—	1,787
Foreign currency translation, net of tax	—	—	—	—	(177)	(177)
Net loss	—	—	—	(10,423)	—	(10,423)
Balance as of September 30, 2022	63,852,690	$6	$196,012	$(180,655)	$(560)	$14,803

Nine Months Ended September 30, 2022	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2021	62,690,869	$6	$183,024	$(75,911)	$103	$107,222
Equity-based compensation expense	—	—	8,672	—	—	8,672
Common stock issued under the committed equity facility	909,669	—	3,047	—	—	3,047
Committed equity facility fee settled in common stock	127,751	—	756	—	—	756
Foreign currency translation, net of tax	—	—	—	—	(663)	(663)
Net loss	—	—	—	(104,744)	—	(104,744)
Other	124,401	—	513	—	—	513
Balance as of September 30, 2022	63,852,690	$6	$196,012	$(180,655)	$(560)	$14,803

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of U.S. dollars)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income (loss) attributable to Redwire Corporation	$(18,975)	$(104,744)
Net income (loss) attributable to noncontrolling interests	(73)	—
Net income (loss)	(19,048)	(104,744)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	7,971	8,836
Amortization of debt issuance costs and discount	448	345
Equity-based compensation expense	6,317	8,672
(Gain) loss on change in fair value of committed equity facility	179	231
(Gain) loss on change in fair value of warrants	2,475	(16,005)
Deferred provision (benefit) for income taxes	(1,012)	(6,964)
Impairment expense	—	80,462
Non-cash lease expense	248	229
Non-cash interest expense	525	270
Other	157	143
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	2,031	(283)
(Increase) decrease in contract assets	(9,008)	(4,590)
(Increase) decrease in inventory	(221)	(1,362)
(Increase) decrease in prepaid insurance	936	(227)
(Increase) decrease in prepaid expenses and other assets	255	(803)
Increase (decrease) in accounts payable and accrued expenses	(2,202)	6,793
Increase (decrease) in deferred revenue	(2,734)	1,714
Increase (decrease) in operating lease liabilities	(241)	—
Increase (decrease) in other liabilities	(979)	454
Increase (decrease) in notes payable to sellers	(557)	—
Net cash provided by (used in) operating activities	(14,460)	(26,829)
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(3,524)	(2,793)
Purchase of intangible assets	(1,690)	(639)
Net cash provided by (used in) investing activities	(5,214)	(3,432)
Cash flows from financing activities:
Proceeds received from debt	23,696	19,696
Repayments of debt	(19,890)	(4,489)
Payment of debt issuance fees to third parties	—	(1,147)
Repayment of finance leases	(282)	—
Proceeds from issuance of common stock	84	2,956
Payment of committed equity facility transaction costs	(571)	(161)
Payments of issuance costs related to convertible preferred stock	(52)	—
Shares repurchased for settlement of employee tax withholdings on share-based awards	(248)	—
Payment of contingent earnout	(443)	—
Net cash provided by (used in) financing activities	2,294	16,855
Effect of foreign currency rate changes on cash and cash equivalents	(77)	(86)
Net increase (decrease) in cash and cash equivalents	(17,457)	(13,492)
Cash and cash equivalents at beginning of period	28,316	20,523
Cash and cash equivalents at end of period	$10,859	$7,031

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

Management has prepared the estimates using the most current and best available information that are considered reasonable under the circumstances. However, actual results could differ materially from those estimates. Accounting policies subject to estimates include, but are not limited to, valuation of goodwill and intangible assets, contingent consideration, revenue recognition, income taxes, certain equity-based compensation awards, post-retirement benefit plans, paid-in-kind dividends, and warrant liabilities.

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

The table below presents supplemental cash flow information during the following periods:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$7,132	$4,421

Non-Cash Investing and Financing Activities:
Convertible Preferred Stock dividend paid-in-kind	$9,030	$—
Capital expenditures not yet paid	1,473	1,242
Equity financing transaction costs not yet paid	—	571

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

In January 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Subsequent to the issuance of ASU 2020-04, there were various updates that amended and clarified the impact of ASU 2020-04, including an update in December 2022, which deferred the sunset date in Topic 848 from December 31, 2022 to December 31, 2024. ASU 2020-04 provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at modification date or reassess a previous accounting determination. The amendments in this ASU apply to all entities (subject to meeting certain criteria) that have contracts, hedging relationships, or other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company has elected the temporary expedients and exceptions afforded to entities with contract modifications affected by reference rate reform. The impact did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

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

The amounts above represent the current preliminary fair value estimates. During the nine months ended September 30, 2023, the Company recorded an immaterial measurement period adjustment to various assets and liabilities, which increased the balance of goodwill to $17.4 million as of September 30, 2023. The above amounts are preliminary and could be revised as a result of additional information obtained regarding the assets acquired and liabilities assumed, including, but not limited to, certain working capital items and residual goodwill. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of the assets and liabilities. The completion of the valuation will occur no later than one year from the acquisition date.

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

Pro Forma Financial Data (Unaudited)
The table below presents the pro forma combined results of operations for the business combinations for the three and nine months ended September 30, 2022 as though the acquisition of Space NV had been completed as of January 1, 2021.

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Revenues	$51,084	$148,227
Net income (loss) attributable to Redwire Corporation	(10,227)	(103,639)
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

The Company incurred nominal costs during the three and nine months ended September 30, 2023 and 2022, respectively, related to completed acquisitions as of the respective periods. Costs incurred in 2023 related to completed acquisitions were primarily attributable to the Space NV, Techshot and Roccor acquisitions, while such costs incurred in 2022 were attributable to the Techshot acquisition. These expenses are included in transaction expenses on the condensed consolidated statements of operations and comprehensive income (loss) and are also reflected in the pro forma results for the periods presented in the table above.

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

In January 2023, the Company paid the contingent earnout to the Roccor sellers in the amount of $1.0 million in accordance with the purchase agreement. As of September 30, 2023, there was no additional contingent consideration payable to the Roccor sellers.

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

At inception, the Company evaluated the Purchase Agreement with B. Riley and determined that the committed equity facility was not indexed to the Company’s own common stock and, therefore, measures the derivative asset at fair value based on the consideration transferred to B. Riley in exchange for its irrevocable commitment to purchase up to $80.0 million in shares of the Company’s common stock. Subsequent changes in the fair value of the derivative asset are dependent upon, among other things, changes in the closing share price of the Company’s common stock, the quantity and purchase price of shares purchased by B. Riley during the reporting period, the unused capacity under the committed equity facility as of the balance sheet date and the cost of raising other forms of capital. As certain inputs are not observable in the market, the derivative asset is classified as a Level 3 instrument within the fair value hierarchy. The Company adjusts the previous fair value estimate of the committed equity facility at each reporting period based on changes in the weighted average purchase price of shares purchased by B. Riley during the period, the unused capacity

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

available under the committed equity facility, expected stock price volatility and other macroeconomic factors which impact the cost of raising comparable forms of capital.

Pursuant to the Purchase Agreement, the purchase price for each share of common stock is equal to 97% of the volume weighted average price (“VWAP”) on the applicable purchase date, which results in a 3% fee on the purchase of the Company’s common stock. During the three and nine months ended September 30, 2023, the Company sold 27,948 shares to B. Riley for proceeds of $0.1 million, respectively. The VWAP of shares purchased by B. Riley was $3.12 per share during the three and nine months ended September 30, 2023, respectively.

Based on the September 30, 2023 closing price of $2.89 per share and registered shares available for purchase under the committed equity facility of 8,062,383, the Company had $23.3 million of unused capacity under the committed equity facility as of September 30, 2023.

Private Warrants
In September 2021, the Company issued 7,732,168 private warrants in a transaction exempt from registration under securities regulations. The warrants, which are not listed for trading on a stock exchange, entitle the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will expire on September 2, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The private warrants were established as a liability at issuance. Classification of the private warrants as liability instruments was based on an analysis of the guidance in accordance with U.S. GAAP and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” The Company considered whether the private warrants display the three characteristics of a derivative, and concluded the private warrants meet the definition of a derivative. However, the private warrants fail to meet the equity scope exception and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. The changes in fair value of the private warrant liability were an increase of $0.5 million and a decrease of $0.9 million for the three months ended September 30, 2023 and 2022, respectively, and an increase of $2.5 million and a decrease of $16.0 million for the nine months ended September 30, 2023 and 2022, respectively. These changes in fair value are recognized as other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss).

The private warrants were valued using a modified Black-Scholes OPM. As certain inputs are not observable in the market, the private warrants are classified as Level 3 instruments within the fair value hierarchy. The table below presents the fair value per warrant and the valuation assumptions under the Black-Scholes OPM:

	September 30, 2023	December 31, 2022
Fair value per share	$0.49	$0.17
Warrants outstanding	7,732,168	7,732,168
Exercise price	$11.50	$11.50
Common stock price	$2.89	$1.98
Expected option term	2.92 years	3.67 years
Expected volatility	72.60%	60.70%
Risk-free rate of return	4.80%	4.10%
Expected annual dividend yield	—%	—%

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the Company’s financial instruments measured at fair value on a recurring basis:

		September 30, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Committed equity facility	Prepaid expenses and other current assets	$—	$—	$40	$40
Total assets		$—	$—	$40	$40

Liabilities:
Private warrants	Warrant liabilities	$—	$—	$3,789	$3,789
Contingent consideration	Notes payable to sellers	—	—	—	—
Total liabilities		$—	$—	$3,789	$3,789

		December 31, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Committed equity facility	Other non-current assets	$—	$—	$216	$216
Total assets		$—	$—	$216	$216

Liabilities:
Private warrants	Warrant liabilities	$—	$—	$1,314	$1,314
Contingent consideration	Notes payable to sellers	—	—	1,000	1,000
Total liabilities		$—	$—	$2,314	$2,314
Changes in the fair value of Level 3 financial assets and liabilities were as follows:

Assets:	Committed Equity Facility	Total Level 3
December 31, 2022	$216	$216
Changes in fair value	(176)	(176)
Settlements	—	—
September 30, 2023	$40	$40

Liabilities:	Contingent Consideration	Private Warrants	Total Level 3
December 31, 2022	$1,000	$1,314	$2,314
Additions	—	—	—
Changes in fair value	—	2,475	2,475
Settlements	(1,000)	—	(1,000)
September 30, 2023	$—	$3,789	$3,789
Note E – Accounts Receivable, net
The accounts receivable, net balance was as follows:

	September 30, 2023	December 31, 2022
Billed receivables	$24,405	$25,518
Unbilled receivables	236	1,208
Total accounts receivable, net	$24,641	$26,726

Accounts receivable are recorded for amounts to which the Company is entitled and has invoiced to the customer. Unbilled receivables, presented in the table above, consist of unbilled amounts under time and materials contracts where billing and payment is subject solely to the passage of time.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Substantially all accounts receivable as of September 30, 2023 are expected to be collected in 2023. The Company does not believe there is a significant exposure to credit risk as the majority of the Company’s accounts receivable are due from U.S. and foreign governments or large prime contractors of such government entities. As a result, the change in the allowance for credit losses was not material during the nine months ended September 30, 2023.

Note F – Inventory
The inventory balance was as follows:

	September 30, 2023	December 31, 2022
Raw materials	$1,434	$995
Work in process	253	474
Inventory	$1,687	$1,469

Note G – Debt
The table below presents details of the Company’s debt as of the following periods and the effective interest rate as of September 30, 2023:

	Effective interest rate	September 30, 2023	December 31, 2022
Adams Street Term Loan	12.25%	$30,600	$30,626
Adams Street Revolving Credit Facility	16.35	5,000	—
Adams Street Delayed Draw Term Loan	12.25	14,806	14,819
Adams Street Incremental Term Loan	12.15	31,668	31,695
D&O Financing Loans	2.17	1,196	1,798
Total debt		83,270	78,938
Less: unamortized discounts and issuance costs		1,351	1,615
Total debt, net		81,919	77,323
Less: Short-term debt, including current portion of long-term debt		1,976	2,578
Total long-term debt, net		$79,943	$74,745
Adams Street Capital Credit Agreement
On October 28, 2020, the Company entered into a credit agreement with Adams Street Capital (the “Adams Street Credit Agreement”), the terms of which were subsequently modified by various amendments through September 30, 2023. As amended, the Adams Street Credit Agreement includes (i) a $31.0 million term loan commitment, (ii) a $15.0 million delayed draw term loan, (iii) a $32.0 million incremental term loan, and (iv) a $25.0 million revolving credit facility commitment, all of which mature on October 28, 2026. During the three and nine months ended September 30, 2023, the Company borrowed $11.0 million and $22.5 million, respectively, and repaid $6.0 million and $17.5 million, respectively, on the revolving credit facility. As of September 30, 2023, the Company had $5.0 million of borrowings outstanding under the Company’s revolving credit facility and the remaining capacity was $20.0 million.

As of September 30, 2023, the outstanding principal on the Adams Street Credit Agreement incurs cash interest in accordance with the prime rate plus the applicable rates as set forth in the table below:

	Eurocurrency Rate	Base Rate
Term loans	6.00%	5.00%
Revolving credit facility:
Aggregate principal of $5.0 million or less	6.00	5.00
Aggregate principal in excess of $5.0 million	7.50	6.50

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

As amended in August 2022, the outstanding principal on the term loans and revolving loans under the Adams Street Credit Agreement incurs additional interest to be paid-in-kind (“PIK”) of 2.00% per annum, which is accrued and added to the outstanding principal balance until the Company is in compliance with the consolidated total net leverage ratio. The requirement to comply with the consolidated total net leverage ratio was suspended through September 30, 2023, and such compliance resumes with the fiscal quarter ending December 31, 2023. In addition, the Company is required to maintain a minimum liquidity covenant of $5.0 million measured on the last day of each fiscal month commencing with the month ending September 30, 2022 through September 30, 2023. During the second quarter of 2023, in accordance with the provisions of the Adams Street Credit Agreement, as amended, the Company met certain requirements to end the incremental 2.00% per annum PIK interest, effective May 1, 2023. The previously suspended requirement to comply with the consolidated total net leverage ratio as discussed above, remains in effect as of September 30, 2023.

There was no accrued PIK interest on the Adams Street Credit Agreement during the three months ended September 30, 2023 and $0.5 million during the nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2022, total accrued PIK interest on the Adams Street Credit Agreement was $0.3 million, respectively.

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

As of September 30, 2023 and December 31, 2022, the Company was in compliance with its covenant requirements, as amended.

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

On September 3, 2023, the Company entered into a $1.2 million loan with AFCO Credit Corporation (the “2023 D&O Financing Loan”) to finance the Company’s directors and officers insurance premium. The 2023 D&O Financing Loan has an interest rate of 7.39% per annum and a maturity date of March 3, 2024.

Note H – Leases
The Company has entered into and acquired long-term leasing arrangements for the right to use various classes of underlying assets including facilities, vehicles and office equipment.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Total Lease Costs
The table below summarizes total lease costs for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Finance lease cost:
Amortization of ROU assets	$119	$—	$311	$—
Interest on lease liabilities	27	—	71	—
Operating lease costs	1,153	874	3,146	2,350
Variable lease costs	6	—	17	—
Short-term lease costs	—	55	90	227
Total lease costs	$1,305	$929	$3,635	$2,577
Total lease costs are included in selling, general and administrative expenses and cost of sales on the condensed consolidated statements of operations and comprehensive income (loss).

Other Supplemental Information
The table below presents other supplemental information related to the Company’s leases for the following periods:

	Three Months Ended
	September 30, 2023		September 30, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$1,070	$133	$825	$—
Right-of-use assets obtained in exchange for new lease liabilities	84	275	3,739	—

	Nine Months Ended
	September 30, 2023		September 30, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$3,130	$351	$2,112	$—
Right-of-use assets obtained in exchange for new lease liabilities	3,418	726	7,368	—

	September 30, 2023		September 30, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	4.6	3.7	2.9	0.0
Weighted average discount rate	6.4%	8.6%	5.2%	—%

Note I – Income Taxes
The table below presents the Company’s effective income tax rate on pre-tax income from continuing operations for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Effective tax rate	3.8%	17.0%	1.9%	6.2%

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The effective tax rate was 3.8% and 17.0% for the three months ended September 30, 2023 and 2022, respectively, and 1.9% and 6.2% for the nine months ended September 30, 2023 and 2022, respectively. The difference in effective tax rate between periods was primarily related to an increase in the valuation allowance during the three and nine months ended September 30, 2023.

The effective tax rate for the three and nine months ended September 30, 2023 differs from the U.S. federal income tax rate of 21.0% primarily due to the valuation allowance on the realization of deferred tax assets. The effective tax rate for the three and nine months ended September 30, 2022 differs from the U.S. federal income tax rate of 21.0% primarily due to nondeductible compensation costs on the Class P Unit Incentive plan, the valuation of warrants, nondeductible impairment, and a valuation allowance on the realization of the deferred tax assets.

The Company assesses the deferred tax assets for recoverability on a quarterly basis. In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (“NOL”) carryforwards are available. For the nine months ended September 30, 2023, the Company concluded that it is more-likely-than-not that substantially all of its deferred tax assets will not be realized and established a full valuation allowance, whereas the Company concluded that a portion of its deferred tax assets are more-likely-than-not realizable for the nine months ended September 30, 2022. The change from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 was driven by the additional amount of deferred tax assets expected to be generated on taxable losses, which resulted in an increase to the valuation allowance.

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
Legal Proceedings
The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against it and intends to defend itself vigorously. Excluding pending matters disclosed below, the outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

On May 25, 2022, a plaintiff commenced derivative litigation in the United States District Court for the District of Delaware on behalf of the Company against Peter Cannito, Les Daniels, Reggie Brothers, Joanne Isham, Kirk Konert, Jonathan Baliff, and John S. Bolton. That litigation is captioned Yingling v. Cannito, et al., Case No. 1:22-cv-00684-MN (D. Del.). The complaint’s allegations are similar to those of the class action lawsuit filed in December 2021, namely, that statements about Redwire’s business and operations were misleading due to alleged material weaknesses in the Company’s financial reporting internal controls. The plaintiff alleges the defendants violated Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act, breached their

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

fiduciary duty by allowing misleading disclosures to be made, and caused the Company to overpay compensation and bonuses tied to the Company’s financial performance. As relief, the plaintiffs are seeking, among other things, compensatory and punitive damages. This litigation has been stayed until the earlier of: (i) fifteen (15) days following the issuance of a decision resolving a motion for summary judgment in or public disclosure of a potential settlement of the class action lawsuit filed on December 17, 2021, or (ii) twenty (20) days following notice by either party of another pending derivative action and where the continuance of such stay may or will prejudice the noticing party’s rights. The defendants believe the allegations are without merit and intend to defend the lawsuit vigorously. However, a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

On January 23, 2023, the Company received a Civil Investigative Demand from the antitrust division of the U.S. Department of Justice (“DOJ”) regarding potential violations of Section 1 of the Sherman Act and Section 8 of the Clayton Act. On September 29, 2023, the DOJ notified the Company’s counsel that this matter is closed.
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

Commitments
As of September 30, 2023, the Company entered into an economic development agreement to serve as the anchor tenant at the Novaparke Innovation & Technology Campus in Floyd County, Indiana. In accordance with the agreement, the Company has committed to enter into a lease for a 30,000 square foot property upon completion of construction, thus creating a significant future lease obligation. Construction is not anticipated to be complete until fiscal year 2024, at which time the Company will enter into the associated lease agreement.

Note K – Convertible Preferred Stock
The table below presents activity of the Company’s Convertible Preferred Stock:

	Shares	Amount
Balance as of December 31, 2022	81,250.00	$76,365
Dividend paid-in-kind	6,039.66	9,030
Balance as of September 30, 2023	87,289.66	$85,395

On October 28, 2022, the Company filed a Certificate of Designation describing the terms and conditions of newly issued Series A convertible preferred stock of the Company, par value 0.0001 (the “Convertible Preferred Stock”), with 88,000.00 total shares constituting the series. On or around the same date, the Company entered into investment agreements with (i) AE Industrial Partners Fund II, LP (“AEI Fund II”) and AE Industrial Partners Structured Solutions I, LP (“AEI Structured Solutions”, and together with AEI Fund II, (“AEI”)), (ii) BCC Redwire Aggregator, LP (“Bain Capital”) and (iii) various investors (collectively, the “Additional Investors,” and together with AEI and Bain Capital, the “Investors”). Pursuant to the investment agreements, the Company sold an aggregate of 81,250.00 shares (“Purchased Shares”) of Convertible Preferred Stock for an aggregate purchase price of $81.25 million, or $76.4 million net of issuance costs.

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

As of September 30, 2023, the 87,289.66 outstanding shares of Convertible Preferred Stock were convertible into approximately 30,183,354 shares of the Company’s common stock. The holders of Convertible Preferred Stock are entitled to vote with the holders of common stock, on an as-converted basis. In addition, holders of Convertible Preferred Stock have the right, at their option and at any time, to convert their shares into shares of common stock. Each share of Convertible Preferred Stock will mandatorily convert upon achieving thresholds related to the Company’s market capitalization and profitability metrics and the Company is required to make an offer to repurchase the outstanding Convertible Preferred Stock upon a fundamental change.

Dividends on the Convertible Preferred Stock can be paid in either cash or in kind in the form of additional shares of Convertible Preferred Stock, at the option of the Company, subject to certain exceptions. If paid in cash, such dividends will be paid at a rate of 13% per annum, subject to certain adjustments and exceptions or, if the Company issues PIK dividends, at a rate of 15% per annum, subject to certain adjustments and exceptions. Each holder of Convertible Preferred Stock has been given certain registration rights pursuant to the Registration Rights Agreement, dated October 28, 2022. As of September 30, 2023, the accumulated but not declared or paid dividends on the Convertible Preferred Stock were $4.8 million.

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

Liquidation Preference
The Convertible Preferred Stock ranks senior to the Company’s common stock. In the event of any liquidation or winding up of the Company, the holders of the Convertible Preferred Stock shall be entitled to receive in preference to the holders of the Company’s common stock the greater of (a) the greater of (i) two times the Initial Value, defined as $1,000 per share and (ii) the Initial Value plus accrued and unpaid dividends, whether or not declared, and (b) the amount that would have been received based on the if-converted Accrued Value, defined as Initial Value plus accrued and unpaid dividends, whether or not declared. As of September 30, 2023, and December 31, 2022, the liquidation preference of the Convertible Preferred Stock was $179.3 million and $162.5 million, respectively.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note L – Revenues
The table below presents revenues by customer grouping for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Civil space	$29,336	$13,391	$82,831	$46,405
National security	13,393	12,032	38,153	29,242
Commercial and other	19,883	11,826	59,331	31,197
Total revenues	$62,612	$37,249	$180,315	$106,844

The table below presents revenues based on the geographic location of the Company’s customers for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
U.S.	$47,138	$36,190	$135,574	$102,813
Europe	15,468	1,008	44,658	3,641
Other	6	51	83	390
Total revenues	$62,612	$37,249	$180,315	$106,844

The majority of the Company’s revenues are derived from government contracts. Customers comprising 10% or more of revenues are presented below for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Customer A(1)	$12,862	$—	$31,703	$—
Customer B(1)	8,385	—	25,334	—
Customer C(1)	6,886	4,796	18,208	19,203
Customer D(1)	—	4,338	—	15,979
Customer E(1)	—	4,105	—	—
Total	$28,133	$13,239	$75,245	$35,182
(1) While revenue may have been generated during each of the periods presented, amounts are only disclosed for the periods in which revenues represented 10% or more of total revenue.

Contract Balances
The table below presents the contract assets and contract liabilities included on the condensed consolidated balance sheets for the following periods:

	September 30, 2023	December 31, 2022
Contract assets	$39,779	$31,041

Contract liabilities	$27,059	$29,817

The increase in contract assets was primarily driven by revenue growth and the timing of billable milestones occurring during the nine months ended September 30, 2023.

The change in contract liabilities was primarily driven by the timing of billable milestones occurring during the nine months ended September 30, 2023. Revenue recognized in the nine months ended September 30, 2023 that was included in the contract liability balance as of December 31, 2022 was $27.8 million. Revenue recognized in the nine months ended September 30, 2022 that was included in the contract liability balance as of December 31, 2021 was $12.8 million.

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

The below table summarizes the favorable (unfavorable) impact of the net EAC adjustments for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net EAC adjustments, before income taxes	$2,453	$(1,159)	$769	$(4,377)
Net EAC adjustments, net of income taxes	2,360	(962)	754	(4,106)
Net EAC adjustments, net of income taxes, per diluted share	0.04	(0.02)	0.01	(0.07)
The change in net EAC adjustments in 2023 were primarily due to the release of contract reserves and favorable contract adjustments resulting from contract modifications during the three months ended September 30, 2023. The change in net EAC adjustments in 2022 were primarily due to increased production costs and labor market constraints driven by macroeconomic factors, including inflation.

Remaining Performance Obligations
As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $223.3 million. The Company expects to recognize approximately 66% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

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

As of September 30, 2023 and December 31, 2022, the Company maintained two dormant pension accounts for former ROS employees who have chosen not to transfer their contributions to a new employer as of the respective dates. The Company’s obligations under these plans were not significant individually or in the aggregate and, as such, are not included in the following tables. Prior to the acquisition of Space NV on October 31, 2022, the Company did not participate in any defined benefit plans. Therefore, there were no corresponding amounts reflected in the Company’s consolidated financial statements prior to that date.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Income Statement Information
The table below provides the components of net periodic benefit cost and other amounts recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
	Base Plan	Performance Plan	Base Plan	Performance Plan
Net periodic benefit cost:
Service cost	$82	$12	$247	$408
Interest cost	58	25	175	74
Expected return on plan assets	(57)	(27)	(173)	(71)
Net periodic benefit cost	$83	$10	$249	$411

Contributions
The required funding of our qualified defined benefit pension plans is determined in accordance with Belgium Regulation. The table below presents contributions made by the employee and employer for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
Contributions by:	Base Plan	Performance Plan	Base Plan	Performance Plan
Employee	$58	$—	$159	$—
Employer	99	—	267	403

Note N – Equity-Based Compensation
Class P Unit Incentive Plan
The Company’s former parent adopted a written compensatory benefit plan (the “Class P Unit Incentive Plan”) to provide incentives to existing or new employees, officers, managers, directors, or other service providers of the Company or its subsidiaries in the form of Holdings’ Class P Units (“Incentive Units”). As amended, the Tranche I and the Tranche III Incentive Units became fully vested upon the closing of the Merger. Holdings also amended the Class P Unit Incentive Plan so that the Tranche II Incentive Units would vest on any liquidation event, as defined in the Class P Unit Incentive Plan, rather than only upon consummation of the sale of Holdings, subject to the market-based condition stipulated in the Class P Unit Incentive Plan prior to its amendment. All compensation expense related to Incentive Units was recognized during 2021 and 2022. As of September 30, 2023, Tranches I and III were fully vested, while Tranche II is still subject to the market-based vesting condition.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the activity of stock options under the Plan:

	Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2022	2,153,591	$2.70	$7.22	8.6
Granted	—	—	—
Expired	(13,001)	3.28	9.86
Forfeited	(37,999)	2.81	7.74
Outstanding as of September 30, 2023	2,102,591	$2.69	$7.20	7.9

As of September 30, 2023, the total unrecognized compensation cost related to unvested stock options granted under the Plan was $2.0 million and is expected to be recognized over a weighted-average period of 1.4 years. As of September 30, 2023, there were 1,173,649 stock options that were vested and exercisable.

Performance-based Restricted Stock Units
The Plan authorizes the grant of performance-based restricted stock units (“PSUs”). The PSUs generally vest upon completion of a three-year period. The number of shares, if any, that are ultimately awarded is contingent upon the closing price per share at the end of the performance period and continued employment or service to the Company. The performance share payout is based on a market condition, and as such, the awards are valued using a Monte Carlo simulation model (“model”). The model generates the fair value of the award at the grant date, which is then recognized as expense on a straight-line basis over the vesting period. The Company recognizes forfeitures as they occur.

On July 3, 2023 and July 31, 2023, the Company granted 701,097 shares and 5,000 shares, respectively, of PSUs to certain officers, managers and other eligible employees pursuant to the Plan. The PSU award allows the grantee to earn between 0% and 200% of the award based on the Company’s closing price per share at December 31, 2025. The grant date fair value of these awards was $3.15 per share.

The fair value of PSUs granted under the Plan was estimated on the grant date using the Monte Carlo simulation model with the following assumptions:

2023 Grants
Valuation date stock price	$2.63
Remaining term of performance period	2.49 years
Expected volatility	81.00%
Risk-free rate of return	4.70%
Expected annual dividend yield	—%

As of September 30, 2023, total unrecognized compensation cost related to unvested PSUs granted under the Plan was $2.0 million and is expected to be recognized over a weighted-average period of 2.3 years. The Company had 706,097 PSUs outstanding as of September 30, 2023. There were no forfeitures related to PSUs during the three and nine months ended September 30, 2023.

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

On May 25, 2023, the Company granted 205,765 restricted stock units of the Company’s common stock to non-employee directors. The restricted stock units vest on the one year anniversary from the grant date, subject to the director’s continued service on the board. The weighted average grant date fair value of these awards was $2.43 per share.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

On July 3, 2023, the Company granted 1,640,347 restricted stock units to certain officers, managers and other eligible employees. The restricted stock units follow the same contractual terms and vesting conditions as the options described above. The grant date fair value of these awards was $2.63 per share.

The table below presents the activity of restricted stock units under the Plan:

	Restricted Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested as of December 31, 2022	2,282,778	$6.30	1.3	$4,520
Granted	1,846,112	2.62
Vested	(585,463)	3.35
Forfeited	(215,781)	6.33
Unvested as of September 30, 2023	3,327,646	$5.48	1.3	$9,617

As of September 30, 2023, total unrecognized compensation cost related to unvested restricted stock units granted under the Plan was $10.9 million and is expected to be recognized over a weighted-average period of 2.0 years.

The table below presents the equity-based compensation expense recorded for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cost of sales
Incentive Units	$—	$—	$—	$181
Stock Options	13	17	105	42
Restricted Stock Units	681	594	1,952	1,760
Performance-based Restricted Stock Units	6	—	6	—
Total cost of sales	$700	$611	$2,063	$1,983

Selling, general and administrative expenses
Incentive Units	$—	$—	$—	$2,171
Stock Options	417	511	1,161	1,199
Restricted Stock Units	1,124	1,396	2,883	3,319
Performance-based Restricted Stock Units	210	—	210	—
Total selling, general and administrative expenses	$1,751	$1,907	$4,254	$6,689

Total equity-based compensation expense	$2,451	$2,518	$6,317	$8,672

Note O – Impairment Expense

The table below presents the impairment expense recorded during the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Property, plant and equipment, net	$—	$—	$—	$12,941
Intangible assets, net	—	—	—	28,213
Goodwill	—	—	—	39,308
Total impairment expense	$—	$—	$—	$80,462

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

During the second quarter of 2022, there was a significant and prolonged decline in the Company’s market capitalization driven by general economic conditions, including heightened inflation, rising interest rates and volatility in the capital markets. Specifically for the Mission Solutions reporting unit, the Company observed a significant decline in discounted future cash flows, primarily attributable to a decrease in forecasted revenues as well as increased production costs and subcontractor delays that had extended the timeline for fulfillment of existing performance obligations and deferred pipeline realization. After considering the totality of events and circumstances, the Company determined that these triggering events indicated that certain recorded intangible assets, including goodwill, and property, plant and equipment may be impaired. After considering the totality of events and circumstances described above, the Company performed an interim quantitative impairment assessment of all reporting units and asset groups as of June 30, 2022, which resulted in a partial impairment of goodwill and certain tangible and intangible assets recorded on the Mission Solutions reporting unit and its underlying asset groups. During the third quarter of 2022, the Company concluded that there were no indicators of impairment requiring further impairment testing.

Fair value estimates used in the Company’s quantitative impairment assessments result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions that have been deemed reasonable by management as of the measurement date. Additional information related to these impairment activities is provided below.

Impairment activities during the nine months ended September 30, 2022 did not have any impact on the Company’s compliance with the Adams Street Credit Agreement, as amended, or other contract related covenants.

During the three and nine months ended September 30, 2023, the Company did not identify any indicators of impairment and, therefore, no impairment expense was recorded for the respective periods.

Property, plant and equipment, net
During the second quarter of 2022, as a result of the qualitative factors described above, the Company performed an interim quantitative impairment test and determined that the carrying value of two asset groups within the Mission Solutions reporting unit were not recoverable based on entity-specific, undiscounted net cash flows. Accordingly, impairment expense was measured as the amount by which the carrying value of the asset groups exceeded their fair value as of the respective reporting date. The fair value of the two asset groups was determined using an income approach based on a discounted cash flow model. Based on the results of the quantitative impairment test performed as of June 30, 2022, the Company recognized impairment expense related to property and equipment and leasehold improvements of $12.9 million during the nine months ended September 30, 2022.

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

Based on the interim impairment test, the Company determined that the estimated fair value of the Mission Solutions reporting unit was lower than its carrying value as of June 30, 2022. Accordingly, the Company recorded total non-cash, pre-tax and post-tax impairment charges of $39.3 million during the nine months ended September 30, 2022, which reduced the reporting unit’s goodwill balance to $10.7 million as of September 30, 2022.

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

Note P – Net Income (Loss) per Common Share
The table below presents a reconciliation of the basic and diluted net income (loss) per share that were computed for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator:
Net income (loss) attributable to Redwire Corporation	$(6,253)	$(10,423)	$(18,975)	$(104,744)
Less: dividends on Convertible Preferred Stock	2,874	—	12,040	—
Net income (loss) available to common shareholders	$(9,127)	$(10,423)	$(31,015)	$(104,744)

Denominator:
Weighted-average common shares outstanding:
Basic and diluted	64,795,985	63,460,527	64,475,390	63,050,769

Net income (loss) per common share:
Basic and diluted	$(0.14)	$(0.16)	$(0.48)	$(1.66)

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

Note Q – Joint Venture
The Company, through its wholly-owned subsidiary, Space NV, participates in a joint venture operation with SES Techcom S.A. (“Techcom”) for the purpose of performing M&O Services for ESA, among others. Pursuant to a shareholders agreement dated June 28, 2007, this joint venture was created under the form of two companies: RSS and ROS, both of which are organized under Belgian law. Total authorized share capital for RSS and ROS was €250 thousand. The Company has an ownership interest in RSS and ROS of 48% and 52%, respectively, while Techcom has ownership interests in RSS and ROS of 52% and 48%, respectively. Voting rights, board representation and distribution of residual returns are proportionate to these equity interests.

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

Consolidated Variable Interest Entity
ROS was formed with an initial issued share capital of €0.1 million representing 1,000 shares of €100 par value each. The shares were fully paid upon incorporation with Space NV and Techcom owning 52% and 48%, respectively. ROS’s board of directors is composed of five members elected for renewable terms of 2 years. As previously noted, board representation under the joint venture is proportionate to equity ownership with Space NV holding a majority as of September 30, 2023 and December 31, 2022.

The Company evaluated its interests in the joint venture and determined that Space NV had a variable interest in ROS as of September 30, 2023 and December 31, 2022. Due to their power to direct activities of the VIE that most significantly impact its economic performance, Space NV was determined to be the primary beneficiary and, therefore, consolidated ROS as of September 30, 2023 and December 31, 2022. Total assets and total liabilities for ROS as of September 30, 2023 were $0.7 million and $0.4 million, respectively, and $1.6 million and $1.1 million, respectively, as of December 31, 2022. Net income from ROS for the three and nine months ended September 30, 2023 was de minimis for disclosure.

Nonconsolidated Variable Interest Entity
RSS was also formed with an initial issued share capital of €0.1 million representing 1,000 shares of €100 par value each. The shares were fully paid upon incorporation with Techcom and Space NV owning 52% and 48%, respectively. RSS’s board of directors is composed of five members elected for renewable terms of 2 years. As previously noted, board representation under the joint venture is proportionate to equity ownership with Techcom holding a majority as of September 30, 2023 and December 31, 2022.

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

The Company recognized a loss from RSS of $0.2 million for the three months ended September 30, 2023 and nominal income from RSS during the nine months ended September 30, 2023, which is included in other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss). The carrying value of the equity method investment was $3.2 million and $3.3 million as of September 30, 2023 and December 31, 2022, respectively.

Note R – Related Parties
A customer of the Company, Related Party A, was a related party as Peter Cannito, the Company’s Chairman and Chief Executive Officer, and Kirk Konert, a member of the Company’s board of directors, also serve on the board of directors for the customer effective as of the second quarter of 2022.

A customer of the Company, Related Party B, was a related party as AEI acquired a majority interest in the customer during the fourth quarter of 2022 and Kirk Konert, a member of the Company’s board of directors, also serves on the board of directors for this customer.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents details of the Company’s related party transactions included on the condensed consolidated balance sheets and the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

			As of
			September 30, 2023	December 31, 2022
Accounts receivable:
Related Party A			$265	$—
Related Party B			—	258
			$265	$258

	Three Months Ended		Nine Months Ended
Revenues:	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Related Party A	$168	$677	$776	$871
Related Party B(1)	1,497	—	5,831	—
	$1,665	$677	$6,607	$871
(1) While revenue may have been generated during each of the periods presented, amounts are only disclosed for the periods in which the customer was a related party.
In the normal course of business, the Company participates in related party transactions with certain vendors and customers where AEI maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. For the three and nine months ended September 30, 2023 and September 30, 2022, transactions with other companies in AEI’s investment portfolio, not separately disclosed, did not have a material impact on the Company’s condensed consolidated financial statements.

Please refer to Note K – Convertible Preferred Stock, for related party transactions associated with the Company’s Convertible Preferred Stock.

Note S – Subsequent Events
On November 1, 2023, in accordance with the Convertible Preferred Stock Certificate of Designation, the Company issued 6,600.54 shares of Series A Convertible Preferred Stock to holders of record as of October 16, 2023. As such, the 93,890.20 outstanding shares of Convertible Preferred Stock were convertible into approximately 30,783,672 shares of the Company’s common stock as of November 1, 2023.

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
Business Overview
Redwire is a global leader in space infrastructure - we provide the foundational building blocks that are enabling the most complex space missions to succeed.

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

The following discussion should be read along with the financial statements included in this Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources,” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, which provides additional information on our business, the environment in which we operate and our operating results.
Recent Developments
During the third quarter of 2023, the Company continued to deliver improved operations and financial performance year-over-year.
•Revenues increased 68% during the third quarter of 2023, as compared to the same period in 2022, and increased 69% for the nine months ended September 30, 2023 compared to the same period in 2022.
•Selling, general and administrative expenses as a percentage of revenues decreased to 29% during the third quarter of 2023 from 41% during the same period in 2022, and decreased to 29% for the nine months ended September 30, 2023 from 50% during the same period in 2022.
•Net loss decreased 39% during the third quarter of 2023, as compared to the same period in 2022, and decreased 82% for the nine months ended September 30, 2023 compared to the same period in 2022.
•Net cash used in operating activities decreased $12.4 million during the nine months ended September 30, 2023, as compared to the same period in 2022.
•Contracted backlog increased year-over-year to $253.4 million as of September 30, 2023, as compared to $158.9 million as of September 30, 2022.

Macroeconomic Environment
We continue to evaluate the ongoing impact of adverse macroeconomic conditions including, among others, heightened inflation, rising interest rates, volatility in capital markets, supply chain disruptions, and regulatory challenges that have affected the Company’s cost of capital, financial condition and results of operations. During 2022, inflation and supply chain pressures adversely impacted the Company’s schedule of various programs and increased production costs, which impacted our revenues and gross margins. While the direct impact of COVID-19 was limited during the nine months ended September 30, 2023, its long-term impacts on the business remain uncertain, particularly as it relates to the macroeconomic factors described above.

Results of Operations
For purposes of the following discussion and analysis, any financial impact related to the acquisition of Redwire Space NV (f/k/a QinetiQ Space NV) (“Space NV”) is referred to as the “Space NV Acquisition.”

Results of operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022
The following table presents our results of operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, along with the percentage of revenues and the dollar and percent change compared to the prior period:

	Three Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	September 30, 2023	% of revenues	September 30, 2022	% of revenues
Revenues	$62,612	100%	$37,249	100%	$25,363	68%
Cost of sales	45,495	73	29,300	79	16,195	55
Gross margin	17,117	27	7,949	21	9,168	115
Operating expenses:
Selling, general and administrative expenses	18,302	29	15,312	41	2,990	20
Transaction expenses	—	—	1,819	5	(1,819)	(100)
Research and development	1,532	2	1,133	3	399	35
Operating income (loss)	(2,717)	(4)	(10,315)	(28)	7,598	(74)
Interest expense, net	2,629	4	2,401	6	228	9
Other (income) expense, net	1,232	2	(158)	—	1,390	(880)
Income (loss) before income taxes	(6,578)	(11)	(12,558)	(34)	5,980	(48)
Income tax expense (benefit)	(253)	—	(2,135)	(6)	1,882	(88)
Net income (loss)	(6,325)	(10)	(10,423)	(28)	4,098	(39)
Net income (loss) attributable to noncontrolling interests	(72)	—	—	—	(72)	100
Net income (loss) attributable to Redwire Corporation	$(6,253)	(10)%	$(10,423)	(28)%	$4,170	(40)%

Revenues
Revenues increased 68% to $62.6 million for the three months ended September 30, 2023, as compared to $37.2 million for the three months ended September 30, 2022. The year-over-year increase in revenues was primarily driven by $13.5 million of contributed revenue from the Space NV Acquisition. Additionally, the increase is partially due to changes in contract mix, and increased volume of production in the deployables, in-space technologies and engineering solutions space.

Cost of Sales
Cost of sales increased $16.2 million, or 55%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The year-over-year increase in cost of sales was primarily driven by $11.7 million of contributed cost of sales from the Space NV Acquisition and increased costs associated with revenue growth for the period. These activities were partially offset by a decrease due to changes in contract mix.

Gross Margin
Gross margin increased $9.2 million, or 115%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. As a percentage of revenues, gross margin was 27% and 21% for the three months ended September 30, 2023 and 2022, respectively. The year-over-year increase in gross margin was primarily driven by increased profitability on new contract awards and completion of low gross margin contracts to improve the overall contract portfolio gross margin. The increase was also partly due to gross margin contributions from the Space NV Acquisition, which represents 23% of the year-over-year increase.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $3.0 million, or 20%, for the three months ended September 30, 2023, as compared with the same period in 2022. The year-over-year increase is primarily due to $4.2 million of contributed SG&A expenses from the Space NV Acquisition. These costs were partially offset by the Company’s continued focus on cost discipline and streamlining corporate overhead costs to enhance operating leverage. This contributed to a year over year decrease of SG&A as a percentage of revenue to 29% for the three months ended September 30, 2023 from 41% for the same period in 2022.

Transaction Expense
Transaction expenses decreased $1.8 million or 100% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The transaction expenses incurred during the three months ended September 30, 2022 were primarily related to the Techshot, Inc. and Space NV acquisitions while there were no transaction expenses incurred during the three months ended September 30, 2023.

Research and Development
Research and development expenses for the three months ended September 30, 2023 remained materially consistent as compared with the same period in 2022.

Interest Expense, net
Interest expense, net for the three months ended September 30, 2023 remained materially consistent as compared with the same period in 2022. Refer to Note G – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net decreased from net other income to net other expense by $1.4 million, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The year-over-year decrease was primarily related to a loss of $0.5 million recognized as a result of changes in the fair value of the private warrant liability during the three months ended September 30, 2023 compared to a gain of $0.9 million recognized in the comparable period of 2022. Refer to Note D – Fair Value of Financial Instruments of the accompanying notes to the condensed consolidated financial statements for additional information related to the private warrants.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Three Months Ended
(in thousands, except percentages)	September 30, 2023	September 30, 2022
Income tax expense (benefit)	$(253)	$(2,135)
Effective tax rate	3.8%	17%
The effective tax rate decreased to 3.8% for the three months ended September 30, 2023, as compared to 17% for three months ended September 30, 2022, primarily due to an increase in the valuation allowance during 2023. Refer to Note I – Income Taxes of the accompanying notes to the condensed consolidated financial statements for further discussion.

Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests increased $0.1 million or 100% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. There was no such comparable amount during the prior year. Please refer to Note Q – Joint Venture of the accompanying notes to the condensed consolidated financial statements for additional information.

Results of operations for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
The following table presents our results of operations for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

	Nine Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	September 30, 2023	% of revenues	September 30, 2022	% of revenues
Revenues	$180,315	100%	$106,844	100%	$73,471	69%
Cost of sales	133,077	74	86,742	81	46,335	53
Gross margin	47,238	26	20,102	19	27,136	135
Operating expenses:
Selling, general and administrative expenses	52,026	29	53,825	50	(1,799)	(3)
Transaction expenses	13	—	1,913	2	(1,900)	(99)
Impairment expense	—	—	80,462	75	(80,462)	(100)
Research and development	3,990	2	4,565	4	(575)	(13)
Operating income (loss)	(8,791)	(5)	(120,663)	(113)	111,872	(93)
Interest expense, net	7,937	4	5,523	5	2,414	44
Other (income) expense, net	2,689	1	(14,493)	(14)	17,182	(119)
Income (loss) before income taxes	(19,417)	(11)	(111,693)	(105)	92,276	(83)
Income tax expense (benefit)	(369)	—	(6,949)	(7)	6,580	(95)
Net income (loss)	(19,048)	(11)	(104,744)	(98)	85,696	(82)
Net income (loss) attributable to noncontrolling interests	(73)	—	—	—	(73)	100
Net income (loss) attributable to Redwire Corporation	$(18,975)	(11)%	$(104,744)	(98)%	$85,769	(82)%

Revenues
Revenues increased by $73.5 million, or 69%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The year-over-year increase in revenues was driven by $40.0 million of contributed revenue from the Space NV Acquisition. Additionally, the increase was partially due to changes in contract mix, increase in average contract size and increased volume of production in the deployables, in-space technologies and engineering solutions space.

Cost of Sales
Cost of sales increased $46.3 million, or 53%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The year-over-year increase in cost of sales was primarily driven by increased costs associated with revenue growth for the period and $32.6 million of contributed cost of sales from the Space NV Acquisition.

Gross Margin
Gross margin increased $27.1 million, or 135%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. As a percentage of revenues, gross margin was 26% and 19% for the nine months ended September 30, 2023 and 2022, respectively. The year-over-year increase in gross margin was primarily driven by an increase in large fixed-price contract awards as a percentage of revenues, completion of low gross margin contracts to improve the overall contract portfolio gross margin and gross margin contributions from the Space NV Acquisition.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased $1.8 million, or 3%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. As a percentage of revenues, SG&A expenses were 29% and 50% for the nine months ended September 30, 2023 and 2022, respectively. The year-over-year decrease in SG&A expenses as a percentage of revenue was primarily driven by a decrease in share-based compensation and legal expenses of $2.4 million and $2.5 million, respectively. This decrease also reflects the Company’s continued focus on cost discipline and streamlining corporate overhead costs to enhance operating leverage. These cost savings were partially offset by $11.2 million of contributed SG&A expenses from the Space NV Acquisition.

Transaction Expenses
Transaction expenses decreased $1.9 million or 99% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The transaction expenses incurred during the nine months ended September 30, 2022 were primarily related to the Techshot, Inc. and Space NV acquisitions while there were nominal expenses incurred during the nine months ended September 30, 2023.

Impairment Expense
Impairment expense decreased $80.5 million or 100% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. There was no impairment charge recognized during the nine months ended September 30, 2023. In comparison, during the second quarter of 2022, the Company performed a quantitative impairment assessment and recorded a non-cash, pre-tax and post-tax impairment charge of $80.5 million. Of this amount, $12.9 million related to property and equipment, $28.2 million related to intangible assets and $39.3 million related to goodwill. Please refer to Note O – Impairment Expense of the accompanying notes to the condensed consolidated financial statements for additional information.

Research and Development
Research and development expenses decreased $0.6 million, or 13%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was primarily driven by the redirection of resources to direct billing projects as well as investment planning to limit research and development costs to future technologies that are aligned with end-market needs and support long-term profitability and a sustainable competitive advantage.

Interest Expense, net
Interest expense, net increased $2.4 million, or 44%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This increase was primarily related to an increase in our cost of capital due to unfavorable changes in variable interest rates on the Company’s debt obligations. Please refer to Note G – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net decreased $17.2 million, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This year-over-year decrease was primarily due to a $2.5 million loss as a result of an increase in the fair value of the Company’s private warrant liability for the nine months ended September 30, 2023 as compared to $16.0 million gain for the comparable period in 2022. This decrease was partially offset due to a reduction in other expense of $0.8 million for costs related to the committed equity facility during the nine months ended September 30, 2022, of which there was $0.2 million corresponding expense during 2023. Please refer to Note D – Fair Value of Financial Instruments of the accompanying notes to the condensed consolidated financial statements for additional information related to the private warrants and committed equity facility.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Nine Months Ended
(in thousands, except percentages)	September 30, 2023	September 30, 2022
Income tax expense (benefit)	$(369)	$(6,949)
Effective tax rate	1.9%	6.2%
The decrease in our effective tax rate for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 is primarily due to an increase in the valuation allowance during the nine months ended September 30, 2023. Please refer to Note I – Income Taxes of the accompanying notes to the condensed consolidated financial statements for additional information.

Net Income (Loss) Attributable to Noncontrolling Interests
The net income (loss) attributable to noncontrolling interests increased $0.1 million, or 100%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. There was no such comparable amount during the prior year. Please refer to Note Q – Joint Venture of the accompanying notes to the condensed consolidated financial statements for additional information.

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

Adjusted EBITDA is defined as net income (loss) adjusted for interest expense, net, income tax (benefit) expense, depreciation and amortization, impairment expense, acquisition deal costs, acquisition integration costs, acquisition earnout costs, purchase accounting fair value adjustment related to deferred revenue, severance costs, capital market and advisory fees, litigation-related expenses, write-off of long-lived assets, equity-based compensation, committed equity facility transaction costs, debt financing costs, and warrant liability fair value adjustments. Pro Forma Adjusted EBITDA is defined as Adjusted EBITDA further adjusted for the incremental Adjusted EBITDA that acquired businesses would have contributed for the periods presented if such acquisitions had occurred on January 1 of the year in which they occurred. Accordingly, historical financial information for the businesses acquired includes pro forma adjustments calculated in a manner consistent with the concepts of Article 8 of Regulation S-X, which are ultimately added back in the calculation of Adjusted EBITDA. From March 2020 through September 30, 2023, the Company has completed nine acquisitions, and as such, we believe Pro Forma Adjusted EBITDA provides meaningful insights into the impact of strategic acquisitions as well as an indicative run rate of the Company’s future operating performance.

The table below presents a reconciliation of Adjusted EBITDA and Pro Forma Adjusted EBITDA to net income (loss), computed in accordance with U.S. GAAP for the following periods:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income (loss)	$(6,325)	$(10,423)	$(19,048)	$(104,744)
Interest expense, net	2,629	2,402	7,937	5,523
Income tax expense (benefit)	(253)	(2,135)	(369)	(6,949)
Depreciation and amortization	2,887	1,776	7,971	8,836
Impairment expense	—	—	—	80,462
Acquisition deal costs (i)	—	1,819	13	1,913
Acquisition integration costs (i)	—	1,417	546	2,819
Purchase accounting fair value adjustment related to deferred revenue (ii)	—	40	15	106
Severance costs (iii)	62	5	382	468
Capital market and advisory fees (iv)	2,536	1,407	6,891	4,815
Litigation-related expenses (v)	249	256	317	2,824
Equity-based compensation (vi)	2,451	2,518	6,317	8,672
Committed equity facility transaction costs (vii)	245	194	179	964
Debt financing costs (viii)	—	102	17	102
Warrant liability change in fair value adjustment (ix)	464	(850)	2,475	(16,005)
Adjusted EBITDA	4,945	(1,472)	13,643	(10,194)
Pro forma impact on Adjusted EBITDA (x)	—	1,103	—	3,612
Pro Forma Adjusted EBITDA	$4,945	$(369)	$13,643	$(6,582)
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
iv.Redwire incurred capital market and advisory fees related to advisors assisting with transitional activities associated with becoming a public company and the internalization of corporate services.
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
ix.Redwire adjusted the private warrant liability to reflect changes in fair value recognized as a gain or loss during the respective periods.
x.Pro forma impact is computed in a manner consistent with the concepts of Article 8 of Regulation S-X and represents the incremental results of a full period of operations assuming the entities acquired during the periods presented were acquired from January 1 of the year in which they occurred. For the periods presented, the pro forma impact included the results of Space NV.

Key Performance Indicators
The following Key Performance Indicators (“KPIs”) are used by Management to assess the financial performance of the Company, monitor relevant trends and support financial, operational and strategic decision-making. Management frequently monitors and evaluates KPIs against internal targets, core business objectives as well as industry peers and may, on occasion, change the mix or calculation of KPIs to better align with the business, its operating environment, standard industry metrics, or other considerations. If the Company changes the method by which it calculates or presents a KPI, prior period disclosures are recast to conform to current presentation.
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
Book-to-Bill
Our book-to-bill ratio was as follows for the periods presented:

	Three Months Ended		Last Twelve Months
(in thousands, except ratio)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Contracts awarded	$46,523	$34,042	$322,837	$185,480
Revenues	62,612	37,249	234,020	147,919
Book-to-bill ratio	0.74	0.91	1.38	1.25
Book-to-bill is the ratio of total contracts awarded to revenues recorded in the same period. The contracts awarded balance includes firm contract orders, including time and material contracts, awarded during the period and does not include unexercised contract options or potential orders under indefinite delivery/indefinite quantity contracts. Although the contracts awarded balance reflects firm contract orders, terminations, amendments, or contract cancellations may occur which could result in a reduction to the contracts awarded balance.
We view book-to-bill as an indicator of future revenue growth potential. To drive future revenue growth, our goal is for the level of contracts awarded in a given period to exceed the revenue recorded, thus yielding a book-to-bill ratio greater than 1.0.

Our book-to-bill ratio was 0.74 for the three months ended September 30, 2023, as compared to 0.91 for the three months ended September 30, 2022. For both the three months ended September 30, 2023 and 2022, none of the contracts awarded balance relates to acquired contract value.

Our book-to-bill ratio was 1.38 for the LTM ended September 30, 2023, as compared to 1.25 for the LTM ended September 30, 2022. For the LTM ended September 30, 2023, contracts awarded includes acquired contract value from the Space NV acquisition, which was completed in the fourth quarter of 2022. For the LTM ended September 30, 2022, contracts awarded includes acquired contract value from the Techshot, Inc. acquisition, which was completed in the fourth quarter of 2021.

Backlog
The following table presents our contracted backlog as of September 30, 2023 and December 31, 2022, and related activity for the nine months ended September 30, 2023 as compared to the year ended December 31, 2022.

(in thousands)	September 30, 2023	December 31, 2022
Organic backlog, beginning balance	$184,912	$139,742
Organic additions during the period	97,252	194,539
Organic revenue recognized during the period	(140,291)	(148,891)
Foreign currency translation	(46)	(478)
Organic backlog, ending balance	141,827	184,912

Acquisition-related contract value, beginning balance	128,145	—
Acquisition-related contract value acquired during the period	—	109,765
Acquisition-related additions during the period	24,581	22,731
Acquisition-related revenue recognized during the period	(40,025)	(11,658)
Foreign currency translation	(1,098)	7,307
Acquisition-related backlog, ending balance	111,603	128,145
Contracted backlog, ending balance	$253,430	$313,057

We view growth in backlog as a key measure of our business growth. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Our contracted backlog includes $30.1 million and $37.4 million in remaining contract value from time and materials contracts as of September 30, 2023 and as of December 31, 2022, respectively.

Organic backlog change excludes backlog activity from acquisitions for the first four full quarters since the entities’ acquisition date. Contracted backlog activity for the first four full quarters since the entities’ acquisition date is included in acquisition-related contracted backlog change. After the completion of four fiscal quarters, acquired entities are treated as organic for current and comparable historical periods.

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

Although contracted backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog. In addition, some of our multi-year contracts are subject to annual funding. Management fully expects all amounts reflected in contracted backlog to ultimately be fully funded. Contracted backlog from foreign operations in Luxembourg and Belgium was $113.7 million and $129.9 million as of September 30, 2023 and December 31, 2022, respectively. These amounts are subject to foreign exchange rate translations from Euros to U.S. dollars that could cause the remaining backlog balance to fluctuate with the foreign exchange rate at the time of measurement.

Liquidity and Capital Resources
Since inception, we have funded our operations with cash flows provided by operating activities, access to existing credit facilities, proceeds from the issuance of common stock under the B. Riley committed equity facility and proceeds from the sale of Convertible Preferred Stock. As of September 30, 2023, we had $10.9 million in cash and cash equivalents, $20.0 million in available borrowings from our existing credit facilities and $23.3 million of unused capacity under the B. Riley committed equity facility, subject to limitations.
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

Contractual Obligations
During the nine months ended September 30, 2023, there were no material changes to our contractual obligations as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, that were outside the ordinary course of our business.

As of September 30, 2023, the Company entered into an economic development agreement to serve as the anchor tenant at the Novaparke Innovation & Technology Campus in Floyd County, Indiana. In accordance with the agreement, the Company has committed to enter into a lease for a 30,000 square foot property upon completion of construction, thus creating a significant future lease obligation. Construction is not anticipated to be complete until fiscal year 2024, at which time the Company will enter into the associated lease agreement.
Cash Flows
The table below summarizes certain information from the condensed consolidated statements of cash flows for the following periods:

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Cash and cash equivalents at beginning of year	$28,316	$20,523
Operating activities:
Net income (loss)	(19,048)	(104,744)
Non-cash adjustments	17,308	76,219
Changes in working capital	(12,720)	1,696
Net cash provided by (used in) operating activities	(14,460)	(26,829)
Net cash provided by (used in) investing activities	(5,214)	(3,432)
Net cash provided by (used in) financing activities	2,294	16,855
Effect of foreign currency rate changes on cash and cash equivalents	(77)	(86)
Net increase (decrease) in cash and cash equivalents	(17,457)	(13,492)
Cash and cash equivalents at end of period	$10,859	$7,031

Operating activities
Net cash used in operating activities for the nine months ended September 30, 2023 decreased $12.4 million compared to the same period in 2022. The change was primarily due to a decrease in cash used related to the Company’s net loss and non-cash adjustments for the nine months ended September 30, 2023 in comparison to the same period in 2022, partially offset by an increase in cash used for working capital related to increases in contract assets of $9.0 million and decreases in deferred revenue of $2.7 million and accounts payable and accrued expenses of $2.2 million. The changes in contract assets and deferred revenue were primarily driven by the timing of billable milestones during the nine months ended September 30, 2023 compared to the same period in 2022. The decrease in accounts payable and accrued expenses is primarily a result of timing of payments and invoice receipt, partially offset by accounts payable and accrued expenses due to the Space NV acquisition.

Investing activities
Net cash used in investing activities increased for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase is primarily due to the Company’s capital expenditures related to licensed software for internal-use.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2023 decreased $14.6 million compared to the same period in 2022. The decrease was primarily due to $19.9 million related to the repayment of loans during the nine months ended September 30, 2023 compared to $4.5 million in the same period in 2022. The increase in repayment of loans was driven primarily by repayments matching proceeds from the Adams Street Revolving Credit Facility during the nine months ended September 30, 2023 compared to the same period in 2022.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, which are designed to ensure that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were not effective as of September 30, 2023 due to the material weaknesses in internal control over financial reporting described below.

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
•We engaged a third-party global consulting firm to accelerate the design of new controls or enhance existing controls to ensure timely and accurate financial reporting. We have also established an ethics program which requires training and certification for all employees as well as enhances awareness of our whistleblower avenues.
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

Remediation of Material Weaknesses in Internal Control over Financial Reporting
Management previously identified certain material weaknesses in the Company’s internal control over financial reporting, described as follows:
•We did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement in the consolidated financial statements. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting.
Management has taken the necessary steps to identify and implement changes to the Company’s internal controls over financial reporting to remediate the control deficiencies described above that led to the material weakness. The Company has performed the following remediation efforts to address the material weakness identified:
•We have hired personnel with accounting expertise that has enhanced our accounting and financial reporting team to perform and analyze the risk assessment and identify new and evolving risks of material misstatement in the consolidated financial statements.
•We have designed and executed a precise risk assessment process to consider financial statement risk elements at the financial statement line-item level utilizing both qualitative and quantitative factors.
•We have performed a linkage from the financial statement risk elements to the relevant processes and systems/applications considering significant processes.
•We have considered the macro risk environment and associated it to disclosures and published risk factors.
•We have reviewed the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 framework to document and enhance entity-level controls.
These actions resulted in an improved internal control environment that was in place for a sufficient period of time to allow for Management to conclude that this material weakness has been fully remediated as of September 30, 2023.

Changes in Internal Control over Financial Reporting
We have remediated the material weakness relating to our internal controls over financial reporting as described above. There have been no other changes in internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
As of September 30, 2023, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1	Certificate of Amendment of Certificate of Designation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on November 1, 2023).
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

*The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Redwire Corporation

Date:	November 8, 2023	By:	/s/ Peter Cannito
		Name:	Peter Cannito
		Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	November 8, 2023	By:	/s/ Jonathan Baliff
		Name:	Jonathan Baliff
		Title:	Chief Financial Officer and Director
(Principal Financial Officer)

Date:	November 8, 2023	By:	/s/ Chris Edmunds
		Name:	Chris Edmunds
		Title:	Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)