Form 10-K
period 2023-12-31
Redwire Corp
filed 2024-03-20
CIK 1819810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was approximately $53.3 million based on the closing price of $2.55 for the shares of the registrant’s common stock, as reported by the New York Stock Exchange. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 65,578,724 shares of common stock as of March 15, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2024 Annual Meeting of Shareholders is incorporated by reference into Part III of this Annual Report on Form 10-K.

REDWIRE CORPORATION
Annual Report on Form 10-K
December 31, 2023

PART I

Each of the terms the “Company,” “Redwire,” “we,” “our,” “us” and similar terms used herein refer collectively to Redwire Corporation, a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.
INFORMATION RELATING TO FORWARD LOOKING-STATEMENTS

This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning us and other matters. Words such as “will,” “expect,” “anticipate,” “intend,” “may,” “could,” “should,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “trends,” “goals,” “contemplate,” “continue,” “might,” “possible,” “potential,” “predict,” “would” and similar expressions generally identify these forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows, and our projects and related timelines. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified in this Annual Report on Form 10-K, particularly in Part I, Item 1A. “Risk Factors” and other important factors disclosed from time to time in our other filings with the Securities and Exchange Commission (“SEC”).

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
Item 1. Business
General
Redwire is a global leader in mission critical space solutions and high-reliability space infrastructure for the next generation space economy. Our “Heritage plus Innovation” strategy enables us to combine decades of flight heritage with an agile and innovative culture creating new, innovative technologies that are the building blocks of space infrastructure for government and commercial customers.

Redwire’s primary business model is to provide mission critical solutions based on core space infrastructure offerings for government and commercial customers through long-duration projects. These core offerings include leading technologies and production capability for avionics and sensors; power generation; structure and mechanisms; radio frequency (“RF”) systems; platforms, payloads and missions; and microgravity payloads. A majority of our projects result in funded technology development and as a result, we benefit from continuous innovation aligned to our three primary focus areas as described below.

Our mission is to accelerate humanity’s expansion into space by delivering reliable, economical and sustainable infrastructure for future generations. With decades of proven flight heritage combined with innovative products and culture, Redwire is uniquely positioned to assist our customers in solving the complex challenges of future space missions and industries. Redwire has three primary areas of focus that form our business:
(1) Enabling space mission providers, such as government agencies and large prime contractors, with a broad portfolio of space infrastructure, systems, subsystems, and components;
(2) Providing the infrastructure and technology needed for people to explore, live and work in space; and
(3) Assisting international spacefaring allies in the development of organic space capabilities.

With our core space infrastructure offerings, Redwire is a leading innovator in space infrastructure, enabling space mission providers with the foundational building blocks and integrated solutions needed for complex space missions. Space infrastructure is critical to our terrestrial economy in areas, such as national security, telecommunications, navigation and timing, and Earth observation. Our core space infrastructure offerings include a broad array of modern products and services, which have been enabling space missions since the 1960s and have been flight-proven on over 200 spaceflight missions, including missions such as the National Aeronautics and Space Administration’s (“NASA”) Artemis program, New Horizons and Perseverance, the Space Force’s GPS, and the European

Space Agency’s (“ESA”) Project for On-Board Autonomy (“PROBA”) programs. We are also a provider of innovative technologies with the potential to help transform the economics of space and create new markets for its exploration and commercialization.

Redwire’s broad portfolio of core offerings, plus our domestic and international reach, allows us to participate in national security, civil, and commercial space markets globally. With the increasing importance of space for national security and economic development, international spacefaring allies’ demand for the products and services of a provider like Redwire may increase as they seek to develop their organic space capabilities. We have a unique portfolio of highly synergistic and complementary core space infrastructure offerings that significantly enhance our access to addressable markets in Europe and the rest of the world. For a discussion of risks associated with our operations, refer to Item 1A. “Risk Factors.”

History
Redwire was founded in 2020 by private equity firm AE Industrial Partners Fund II, LP (“AEI”), but the heritage of the various businesses that were brought together to form Redwire stretches back decades.

The Company has grown organically while also continuing to integrate several acquisitions from a fragmented landscape of space-focused technology companies with innovative capabilities and deep flight heritage. Strategic acquisitions that augment our core space infrastructure offerings are a key part of our growth strategy. We have completed nine acquisitions since March 2020, which collectively have provided us with a broad portfolio of complementary technologies and solutions to serve our target markets and customers. These acquisitions include:
•2020 – Acquired Redwire Space Components, LLC (f/k/a Adcole Space, LLC), Redwire Space Sensors, Inc. (f/k/a Deep Space Systems, Inc.), In Space Group, Inc. and its subsidiaries, Redwire Space, Inc. (f/k/a Made In Space, Inc.) and Made in Space Europe S.a.r.l (collectively “MIS”), Redwire Space Solutions, LLC (f/k/a Roccor, LLC), and LoadPath, LLC.

•2021 – Acquired Oakman Aerospace, LLC, Redwire Space Enterprises, Inc. (f/k/a Deployable Space Systems, Inc.), and Redwire Space Technologies, Inc. (f/k/a Techshot, Inc.).

•2022 – Acquired Redwire Space NV (f/k/a Qinetiq Space NV), (“Space NV”).

On September 2, 2021, the Merger (the “Merger”) with Genesis Park Acquisition Corp. (“GPAC”) was consummated pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated March 25, 2021 by and among GPAC, Shepard Merger Sub Corporation (“Merger Sub”), a Delaware corporation and direct, wholly owned subsidiary of GPAC, Cosmos Intermediate, LLC and Redwire, LLC (“Holdings”).

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

Upon the closing of the Merger, GPAC was renamed Redwire Corporation. The Merger was accounted for as a reverse recapitalization in which GPAC is treated as the acquired company. A reverse recapitalization does not result in a new basis of accounting, and the consolidated financial statements of the combined entity represent the continuation of the consolidated financial statements of the Company in many respects. MIS (a wholly-owned subsidiary of Holdings) was deemed the accounting predecessor and the combined entity is the successor SEC registrant, Redwire Corporation.

From time to time, the Company will acquire or dispose of businesses and realign contracts, programs or businesses among and within our organization. These realignments are typically designed to leverage existing capabilities more fully and to enhance efficient development and delivery of our core space infrastructure offerings. As of December 31, 2023, the Company operated in one operating segment and one reportable segment: space infrastructure. Refer to Note B – Summary of Significant Accounting Policies of the accompanying notes to the consolidated financial statements for additional information regarding this conclusion.

Business Strategy
With decades of flight heritage combined with the agile and innovative culture of a commercial space platform, we are uniquely positioned to assist our customers in solving the complex challenges of future space missions. Our technology innovation is centered on the following core space infrastructure offerings:
•Avionics and Sensors;

•Power Generation;
•Structures and Mechanisms;
•Radio Frequency Systems;
•Platforms, Payloads and Missions; and
•Microgravity Payloads.

These core space infrastructure offerings have broad utility to nearly all space markets and many space assets that are being developed by national security space customers, civil space agencies and commercial companies globally. Our technology depth and customer base positions Redwire in multiple space markets which provides a strategic advantage by reducing the potential impact of disruptions stemming from any one market, customer or technology.

Redwire’s strategy to accelerate growth includes bundled sales and increased levels of offering integrations, such as systems, payloads, spacecraft and full satellite mission solutions. Our strategy also includes strategic acquisitions to complement and expand the Company’s technologies and core space infrastructure offerings. Our scale, reputation for quality and relationships allow us to be agile and innovative in our approach to pursuing growth through business models, partnerships and acquisitions.
Products and Solutions
Avionics and Sensors
Satellites that go into orbit generally require sensors and avionics systems and Redwire has developed advanced capabilities in these critical subsectors of the space supply chain with more than 50 years of heritage in manufacturing space-qualified sensors. We provide a variety of space-qualified sensors and advanced avionics systems. We specialize in core avionics, such as scalable power distribution and on-board computing capabilities, with an emphasis on reliability, quality, and radiation hardness. These specialized avionics and sensors can be applied across multiple space environments, including Low Earth Orbit (“LEO”), Geostationary Orbit (“GEO”), Cis-lunar and deep space missions.

Redwire provides a comprehensive range of sensors, including star trackers and sun sensors, critical for accurate navigation and control of spacecraft. These sensors leverage advanced algorithms for precise mapping of star positions relative to spacecraft, an essential element in modern space navigation. We also provide camera systems, which are designed for various space applications, demonstrating our commitment to innovation and quality. These systems, capable of withstanding extreme space conditions, serve a wide range of clients across civil, national security, and commercial space sectors. Redwire's involvement in significant manned and robotic space exploration initiatives underscores our role as a prominent industry player and contributor to advancements in the field.

Redwire, in partnership with Lockheed Martin, is providing the Orion Camera System for the Artemis program. As the “eyes” of Orion, the Orion Camera System enables advanced vehicle imaging capability for Orion and the Artemis program. We are also providing core equipment such as on-board computers for ESA’s Hera and Comet Interceptor projects. Hera will perform a detailed post-impact survey of the target asteroid, Dimorphos, now that NASA’s Double Asteroid Redirection Test (“DART”) mission has impacted the moonlet and the Comet Interceptor will be comprised of three spacecraft to perform simultaneous observations from multiple points around a comet, creating a 3D profile of a ‘dynamically new’ object that contains unprocessed material surviving from the dawn of the Solar System.

Power Generation
Power generation is critical for space endeavors. Redwire offers a variety of solar array solutions for spacecraft spanning the spectrum of size, power needs, and orbital location. We possess proprietary technologies, technical know-how, and the facilities to design, build, and deliver competitive power generation solutions tailored to customer need. Our patented and award-winning Roll-Out Solar Array (“ROSA”) technology features an innovative “roll-out” design that uses composite booms to serve as both the primary structural elements and the deployment actuator, and a modular photovoltaic blanket assembly that can be configured into a variety of solar array architectures. When configured for launch, ROSA stows into a compact cylindrical volume yielding efficient space utilization. The unique ROSA stowed configuration allows extremely large solar arrays to be stowed compactly within launch vehicles.

Redwire has completed over 5 successful power generation system deployments on flight missions in LEO, GEO, and deep space. These missions included our power generation hardware on the International Space Station (“ISS”), NASA’s Imaging X-ray Polarimetry Explorer (“IXPE”) mission, and NASA’s DART mission.
Structures and Mechanisms
Spacecraft requires lightweight rigid and strong structures to support various internal and external components and sensors. These structures and mechanisms are often required to deploy a payload, such as an antenna, science instrument or camera to a precise position to complete the mission. Redwire provides a variety of deployable space structure offerings to help meet our customers’ mission requirements, including high strain composite booms, coilable booms, truss structures, telescope baffles and deployable booms to position sensors or solar arrays away from the spacecraft. Deployable structures allow satellites to expand on-orbit to maximize its payloads ability to perform the mission.

Redwire produces constellation dispenser systems that consist of payload adapting structures, the integrated structural systems that support multiple satellites of different sizes across multiple launch vehicle platforms, and separation systems that deploy or dispense satellites off the launch vehicle. Our payload interface solutions are tailored to launch vehicle/payload requirements to achieve optimal performance, and efficient allocation of mass to support on-orbit function rather than launch vehicle interfaces. We also support missions by providing mechanical ground support equipment, assist with payload and launch vehicle integration, environmental testing and analysis services, and thermal control.

Redwire’s payload adapting structure solutions are based on heritage products that have flown over multiple decades, and have delivered over 300 pieces of flight hardware over the last 7 years. Additionally, to overcome limitations of conventional spacecraft docking systems, Redwire has developed an International Berthing and Docking Mechanism (“IBDM”), which is a highly versatile, resilient, high performance, and low impact berthing and docking solution. The IBDM is fully computer-controlled and designed for use with both large mass and lightweight spacecraft. Our IBDM is fully aligned with the international docking system standard and can be used for autonomous docking of crewed vehicles, cargo vehicles station modules as well as resource transfer through automated umbilical mating.

Radio Frequency Systems
Radio frequency communications are required on spacecraft for safe operation and providing communications or delivering other products, such as imagery to the user. Redwire offers a wide variety of RF systems that enable space-to-space and space-to-Earth communications. Our RF systems include both fixed and deployable antennas, as well as the RF front end components, such as amplifiers, filters and switches. These systems support a variety of satellite applications, including encrypted tactical communications, signal detection and positioning. We have also invested in a RF testing capability that was custom tailored to the specific needs of small satellite communications and sensor payloads in proliferated LEO.
Redwire has developed antennas, compatible with the Link-16 data link network used by the North Atlantic Treaty Organization (“NATO”) members and other nations, which can be used to facilitate the exchange of jam-resistant, encrypted tactical data from space in near-real time between military aircraft, ships and ground forces. These antennas are also being used for the first generation of a national security satellite constellation in LEO. Our Link-16 antenna, among others, are critical to U.S. commercial and defense applications with special niche applications focused on serving environments that have historically been difficult to close beyond line-of-sight links.
Platforms, Payloads and Missions
Digital engineering facilitates the modeling and simulation of prospective space architectures to support trade analysis, operational concepts, and testing. Redwire leverages high-fidelity digital engineering tools and model-based systems engineering to produce end-to-end virtual environments that decrease cost, increase speed to market, and enable mission optimization. Redwire has a proprietary enterprise software suite that enables digital engineering and generation of high-fidelity, interactive modeling and simulations of individual components, entire spacecraft and full constellations in a cloud-based environment.

Redwire provides the P200 small satellite platform which is capable of supporting payloads up to 70 kg and targets spacecraft mass less than 200 kg, making it compatible with typical shared launch opportunities and small satellite launchers. The P200 platform is an evolution of the PROBA platform which has acquired extensive flight heritage, accumulating more than 25 years in orbit without failure on any of the launched satellites. We are leading small satellite pioneering research missions like PROBA-1, ESA’s small satellite with fully autonomous capabilities and PROBA-V, ESA’s operational Earth observation mission based on a small satellite. These small satellites demonstrate precision formation flying, a foundational building block to the advancement of space based sensors and measurements.

Redwire’s specific payload developments include full optical payloads such as the quantum communications payload providing secure optical communication from satellite to ground. Our payload developments also include spectrometers for radiative particles, such as the Energetic Particle Spectrometer (“EPT”) and the 3D Energetic Electron Spectrometer (3D optimized version of the EPT), as well as robotic payloads like robotic arms for on-orbit manufacturing, assembly and servicing applications.
Microgravity Payloads
Space provides a microgravity environment for scientific exploration which is not found on Earth. Redwire’s microgravity payloads are developing next-generation capabilities and services that benefit from microgravity environments or are required to develop space infrastructure. This includes space-based biotechnology applications, space plant and animal science, in-space additive manufacturing, in-space advanced material manufacturing and support of human exploration and habitation.

The microgravity environment enables certain products and materials to be created with properties superior to comparable products manufactured on Earth. These products and materials include the production of pharmaceutical seed crystals used for drug development processes as pharmaceutical companies look to deliver new, optimized treatments for patients on Earth. The Redwire Pharmaceutical In-space Laboratory – Bio-crystal Optimization eXperiment (“PIL-BOX”) payload offers pharmaceutical companies and researchers access to leverage the microgravity environment to grow crystals of protein-based pharmaceuticals and other key molecules.

Redwire’s in-space biotechnology manufacturing includes the in-space bioprinting of biostructures and tissues. Redwire has successfully 3D printed a meniscus in space with its BioFabrication Facility (“BFF”) aboard the ISS. Other Redwire biotechnologies beneficial to regenerative medicine include the company’s Advanced Space Experiment Processor, which, along with the BFF, can manufacture small tissue samples in space called organoids, which are utilized by pharmaceutical companies to test the safety and efficacy of novel drug.

Redwire created a commercial manufacturing platform to operate in LEO, the Additive Manufacturing Facility (“AMF”). AMF was developed based on a desire for on-demand local manufacturing and has already printed over 200 objects in space. Redwire is currently building an in-space 3D printer, FabLab, capable of manufacturing electronics and equipment of myriad materials, including aerospace-grade titanium. In support of NASA’s Artemis program, we are also engaged in lunar research related to communications and navigation solutions as well as in-situ resource utilization. These developments aim to aid in establishing long-term infrastructure to sustain humans on the moon.

Backlog
We view growth in backlog as a key measure of our business growth. As of December 31, 2023, our total contracted backlog was $372.8 million. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). For further information, refer to “Backlog” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Seasonality
No material portion of our business is considered to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of contract awards and the timing and availability of customer funding, as well as the timing of product deliveries and customer acceptance.

Customers and Strategic Partnerships / Relationships
Our core space infrastructure offerings are designed to meet the needs of a wide variety of public and private entities operating in space. We have formalized contracts and strategic partnerships with numerous customers, and we plan to continue pursuing additional agreements and partnerships.

National Security Community Relationships
We supply a wide variety of technologies included in our core space infrastructure offerings supporting the U.S. and allied countries’ national security objectives in space. As space becomes an increasingly contested domain and near peer threats continue to emerge, the U.S. and other nations have articulated a need for significant investment in both improving the resiliency of existing space assets and the deployment of new, next-generation capabilities.

Redwire preforms either directly or through large prime contractors for many U.S. national security agencies, including but not limited to, the U.S. Air Force, U.S. Space Force, Defense Advanced Research Projects Agency (“DARPA”) and the National Reconnaissance Office (“NRO”). An increasing number of these projects are focused on high volume delivery of products to meet the need for space asset proliferation. These relationships are characterized and maintained by mission success as measured by on-orbit performance and project delivery performance requirements and schedule.

Civil Space Community Relationships
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

Redwire performs either directly or through large prime contractors for many civil agencies, including but not limited to NASA, ESA and other ESA member nation agencies. As a result of these relationships, we participate in numerous large, high-profile contracts, such as the Artemis program, where Redwire is contracted to provide the Solar Arrays for the Lunar Orbiting Power and Propulsion Element. When deployed, these solar arrays will be one of the largest ever built. Redwire has participated in ESA’s small satellite missions, such as PROBA-1 and PROBA-V. We have provided services and products supporting a number of other NASA and ESA missions, including solar arrays and navigation equipment for NASA’s recent DART mission, on-board computers for ESA’s Hera and Comet Interceptor missions, sun sensors and star trackers for exploration missions like NASA’s Perseverance, thermal control solutions for technology demonstrators, and camera systems for upcoming human spaceflight missions. There are currently eight active payload facilities built by Redwire on the ISS as of December 31, 2023.

Commercial Community Relationships
Through our numerous strategic partnerships with large and high-profile commercial customers, we believe that our core space infrastructure offerings are enabling the commercialization of LEO and potentially beyond. We deliver commercial capabilities to various commercial space companies and satellite manufacturers. Our broad and innovative technology portfolio of core offerings enables us to be a natural fit as a supply chain partner with components, systems and payloads. We view the commercial market opportunity as one with significant growth possibilities as launch costs continue to decrease, making industrial and other commercial pursuits increasingly viable.

Customer Concentration
The majority of the Company’s revenues are derived from government contracts. Refer to Note Q – Revenues of the accompanying notes to the consolidated financial statements for further information on sales by major customers and location.

Competition
We operate in competitive markets that are sensitive to technological advances and generally encounter highly diverse competition to win contracts from other firms, including lower and mid-tier federal contractors with specialized capabilities and large defense contractors with broad capabilities. Some of our competitors in each of our markets are larger than we are and can maintain higher levels of expenditures for research and development. In each of our markets, we concentrate on the opportunities we believe are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors in these markets are product quality and reliability; technological capabilities, including reliable, resilient and innovative space infrastructure technologies; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; and cost-effectiveness. We believe that we compete favorably on the basis of these factors.

We frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs. We compete domestically and internationally against space systems components providers, including Moog Inc., Space Micro Inc., Rocket Lab USA, Inc. (a segment of Rocket Labs), and in some instances against large companies such as Northrup Grumman. As a result of our M&A strategy, the Company’s total accessible market has evolved over time and changed our competitive platform, which has historically included non-traditional aerospace and defense contractors and occasionally large aerospace and defense companies. Our customers could decide to pursue one or more of our product development areas as a core competency and insource that technology development and production rather than purchase that capability from us as a supplier. This competition could result in fewer customer orders and a loss of market share.

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
Resources
Research and Development
Our research and product development programs are intended to advance the future of space infrastructure. We have both internally and externally funded research and development projects. Our business strategy is dependent on technological advancements that support our existing and future core space infrastructure offerings. Our focus for research and development aligns with our strategic focus areas outlined above with particular emphasis on areas of significant growth and long-term opportunity. Looking forward, we expect to continue our investment in fields we believe offer the greatest opportunities for long-term growth and profitability.

We conduct research and development principally in the U.S. and Belgium. Research and development expenses were $5.0 million for the year ended December 31, 2023.

Intellectual Property
We own a substantial intellectual property portfolio that includes many U.S. and foreign patents, as well as many U.S. trademarks, domain names and copyrights. We actively pursue internal development of intellectual property. In addition to our patent portfolio, we own other intellectual property such as unpatented trade secrets, know-how, data and software. Additionally, we rely on licenses of certain intellectual property to conduct our business operations, including certain proprietary rights licensed to and from third parties. While our intellectual property rights in the aggregate are important to our operations, we do not believe any particular trade secret, patent, trademark, copyright, license or other intellectual property right is of such importance that its loss, expiration or termination would have a material effect on our business.
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

International Traffic in Arms Regulations and Export Controls
Our orbital infrastructure business is subject to, and we must comply with, stringent U.S. and international import and export control laws, including the International Traffic in Arms Regulations (“ITAR”), Export Administration Regulations (“EAR”) of the Bureau of Industry and Security of the U.S. Department of Commerce, and the European Union (“EU”) export controls. The ITAR generally restricts the export of hardware, software, technical data and services that have defense or strategic applications. The EAR and EU export controls similarly regulate the export of hardware, software and technology that has commercial or “dual-use” applications (i.e., for both military and commercial applications) or that have less sensitive military or space-related applications that are not subject to the ITAR. The regulations exist to advance the national security and foreign policy interests of the U.S. and EU, as applicable.
Human Capital
We strive to be the employer of choice in the space community. As of December 31, 2023, we had approximately 700 employees based in the U.S. and Europe.

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

Recruitment
We have an experienced talent acquisition team and our recruitment efforts are focused on hiring diverse space-industry experienced talent who are attracted to Redwire’s core values. As we continue to grow, we are increasing our recruiting capacity by utilizing artificial intelligence (“AI”) sourcing tools, and enhancing internal incentives for recruitment.

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

Compensation and Benefits
We strive to offer competitive salaries and benefits. Management monitors the changing labor conditions at a national and local level and adjusts compensation packages in order to attract and retain high performing individuals. The Company offers short- and long-term incentive programs, retirement and healthcare benefits, flexible paid time off and employee assistance programs. The Company’s incentive programs are intended to motivate and reward strong performance.
Available Information
Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge through our website (www.redwirespace.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. The information contained on the Company’s website is not included in, nor incorporated by reference into, this Annual Report on Form 10-K.

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

Risk Factors Summary
Some of the principal risks that may impact our business and results of operations are listed below:

Business and Industry Risks
•risks associated with continued economic uncertainty, including high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, concerns of economic slowdown or recession and reduced spending or suspension of investment in new or enhanced projects;
•the failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations and our financial condition and results of operations;

•our limited operating history in an evolving industry and history of losses to date makes it difficult to evaluate our future prospects and the risks and challenges we may encounter;
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
•a limited number of customers make up a high percentage of our revenue;
•matters relating to or arising from our Audit Committee investigation, including regulatory investigations and proceedings, litigation matters, and potential additional expenses, may adversely affect our business and results of operations;
•natural disasters, geopolitical conflicts, or other natural or man-made catastrophic events could disrupt and impact our business;
•adverse publicity stemming from any incident involving Redwire or our competitors could have a material adverse effect on our business, financial condition and results of operations;
•our business involves significant risks and uncertainties that may not be covered by insurance or indemnity;
•our business could be seriously harmed if we fail to respond to commercial industry cycles in terms of our cost structure, manufacturing capacity, and/or personnel needs;
•any delays in the development, design, engineering and manufacturing of our core offerings may adversely impact our business, financial condition and results of operations;
•unsatisfactory performance of our core offerings resulting from challenges in the space environment, extreme space weather events or otherwise could have a material adverse effect on our business, financial condition and results of operations;
•our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts;
•our cash flow and profitability could be reduced if expenditures are incurred prior to the final receipt of a contract;
•we may in the future invest significant resources in developing new offerings and exploring the application of our technologies for other uses and those opportunities may never materialize;
•we may not be able to convert our orders in backlog into revenue;
•we may use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations;
•our reliance on third-party launch vehicles to launch our spacecraft and customer payloads into space;
•we may experience a total loss of our technology and products and our customers’ payloads, if there is an accident on launch or during the journey into space, and any insurance we may have may not be adequate to cover our loss;
•our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide;
•cyber-attacks and other security threats and disruptions could have a material adverse effect on our business;
•if we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy;
•our business, financial condition and results of operations are subject to risks resulting from broader geographic operations;
•our net earnings could be materially affected by an impairment of goodwill;
•our pension funding and costs are dependent on several economic assumptions which, if changed, may cause our future results of operations and cash flows to fluctuate significantly over time;
•our ability to use net operating loss carryforwards and certain other tax attributes may be limited;

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
•there may be sales of a substantial amount of our common stock by our current shareholders and these sales could cause the price of our common stock to fall;
•it is not possible to predict the actual number of shares we will sell under the Purchase Agreement to B. Riley, or the actual gross proceeds resulting from those sales;

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
Heightened levels of inflation and the potential worsening of macro-economic conditions, including slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates and currency fluctuations, present a risk for us, our suppliers and the stability of our suppliers. Concerns about the systemic impact of a potential widespread recession (in the U.S. or internationally) or geopolitical issues have led to increased market volatility and diminished growth expectations in the U.S. economy and abroad. The foregoing factors have affected the Company’s cost of capital, financial condition and results of operations. Decreases in the availability and cost of supplies have caused stress in our domestic and foreign supplier base and have resulted in shortages and delays for the procurement of materials, components and other supplies required for the Company’s products. The macroeconomic environment has also impacted the cost and schedule of numerous programs in our existing backlog resulting in program execution delays. The near and long-term implication of these delays and the timing of new awards remains uncertain. Although we believe aerospace spending is more resilient to adverse macro-economic conditions than many other industrial sectors, our suppliers and other partners, many of which are more exposed to commercial markets, may be adversely impacted by an economic downturn, which could affect their performance and adversely impact our operations. In addition, macroeconomic conditions could cause budgetary pressures for our government customers resulting in reductions or delays in spending, which could adversely impact our business. A reduction in spending by either government or commercial customers could, in addition to impacting our revenues, affect our ability to raise additional capital when needed on favorable terms or at all. As such, if economic conditions worsen or a recession occurs, our business, operations and financial results could be materially adversely affected.

As it relates to our international operations in Europe, the Company has foreign currency translation exposure between the euro and U.S. dollar as our results are expressed in U.S. dollars.

The failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations and our financial condition and results of operations
On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each placed into receivership. Although we did not have any funds deposited with either SVB or Signature Bank at the time they were placed into receivership, we regularly maintain cash balances with other financial institutions in excess of the FDIC insurance limit. A failure of a depository institution to return deposits could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

Additionally, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy, including our ability to access existing debt under the terms of our Adams Street Credit Agreement, may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. The tightening of credit in financial markets inside and outside of the U.S. could adversely affect the ability of our customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products and services or impact the ability of our customers to make payments.

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

We have limited operating history in an evolving industry and a history of losses to date, which makes it difficult to forecast our revenue, plan our expenses and evaluate our business and future prospects.
We have a limited operating history in a rapidly evolving industry that may not develop in a manner favorable to our business. While our business has grown rapidly, and much of that growth has occurred in recent periods, space systems, spacecraft components and space data applications may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. Although we are focused on achieving profitability, there are no assurances we will be able to meet our goals or be able to sustain profitability in future periods. As a result of our limited operating history, history of operating losses and ongoing changes in our new and evolving industry, including evolving demand for our core offerings, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors or analysts. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors or analysts, causing our business to suffer and our common stock price to decline.

As part of growing our business, we have made and may continue to make acquisitions. Any acquisitions, partnerships or joint ventures into which we enter could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
From time to time, we may evaluate potential strategic acquisitions of businesses, including partnerships or joint ventures with third parties, to add new products and technologies, acquire talent, grow new sales channels or enter into new markets or sales territories. We may not be successful in identifying acquisition, partnership and joint venture candidates. We may also participate in partnerships or joint ventures as a result of acquisitions.

In addition to possible shareholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions to comply with applicable laws and regulations, and a failure to obtain such approvals and licenses could result in delays in completing an acquisition and increased costs, and may disrupt our business strategy. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key personnel, customers, vendors and suppliers require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities and potential exposure to unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

We may not be able to continue the operational success of the businesses we acquire or successfully finance or integrate such businesses or the businesses with which we form a partnership or joint venture. In addition, we may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of such acquisitions or participations. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. Further, depending on market conditions, investor perceptions of the Company and other factors, we might not be able to obtain financing on acceptable terms, or at all, to implement any such transaction. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow our business depends on the successful development and continued refinement of many of our proprietary technologies, products, and service offerings, which are subject to many uncertainties, some of which are beyond our control.
The market for our core space infrastructure offerings is characterized by rapid change and technological improvements. The success of our business depends in part on effectively designing, producing and engineering developmental technologies related to our core space infrastructure offerings. If for any reason we are unable to continue to manufacture, design and develop technologies as planned or provide the services and products that our customers expect from us, this could have a material adverse effect on our business, financial condition and results of operations. We have derived, and we expect to continue to derive, a substantial portion of our revenues from providing innovative products included in our core space infrastructure offerings that are based upon today’s leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to develop and market product and service offerings that respond in a timely manner to the technological advances of our customers, evolving industry standards and changing customer preferences. We may not be successful in identifying, developing and marketing products or systems that respond to rapid technological change, evolving technical standards and systems developed by others.
If our current or future core offerings do not meet expected performance or quality standards, including with respect to customer safety and satisfaction, this could cause operational delays. In addition, any delay in manufacturing new products as planned could increase costs and cause our core offerings to be less attractive to potential new customers. Further, certain government bodies may have priority with respect to the use of our core offerings for national defense reasons, which may impact our cadence of producing and selling our core offerings to other customers. Any production, operational or manufacturing delays or other unplanned changes to our ability to design, develop and manufacture or offer our core offerings could have a material adverse effect on our business, financial condition and results of operations.

We believe that, in order to remain competitive in the future, we will need to continue to invest significant financial resources to develop new offerings and technologies or to adapt or modify our existing core offerings and technologies, including through internal research and development, acquisitions and joint ventures or other teaming arrangements. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new offerings and technologies or identification of and expansion into new markets. Due to the design complexity of our offerings, we may, in the future, experience delays in completing the development and introduction of new offerings. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our core offerings will develop or continue to expand or that we will be successful in newly identified markets as we currently anticipate. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or increasing profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations. Additionally, we cannot be sure that our competitors will not develop competing technologies that gain market acceptance in advance of our offerings.

We also rely on our customers to fund/co-fund development of new offerings and technologies. If our customers reduce their investments, that may impact our ability to bring new offerings and technologies to market and/or increase the investment that is necessary for the Company to make in order to remain competitive, either of which could have a material adverse effect on our business, results of operations and financial condition.

Additionally, the possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and core offerings to become obsolete. If we fail in our new offering development efforts or our core offerings fail to achieve market acceptance more rapidly as compared to our competitors, our ability to procure new contracts could be negatively impacted, which could negatively impact our results of operations and financial condition.

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

Additionally, our markets are facing increasing industry consolidation, resulting in larger competitors who have more market share putting more downward pressure on prices and offering a more robust portfolio of products and services. We are subject to competition based upon product design, performance, pricing, quality, and services. Our product performance, engineering expertise, and product quality have been important factors in our growth. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products. Many of our customers and potential customers have the capacity to design and internally manufacture products that are similar to our core offerings. We face competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research, product development, and manufacturing versus outsourcing. Our customers could decide to pursue one or more of our product development areas as a core competency and insource that technology development and production rather than purchase that capability from us as a supplier. This competition could result in fewer customer orders and a loss of market share.

We compete domestically and internationally against space systems components providers, including Moog Inc., Space Micro Inc., Rocket Lab USA, Inc. (a segment of Rocket Labs), and in some cases against large companies such as Northrup Grumman. We may also face competition in the future from emerging low-cost competitors in Europe, India, Russia and China. Competition in our guidance, navigation and control business is highly diverse, and while our competitors offer different products, there is often competition for contracts that are part of governmental budgets.

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

We believe our ability to compete successfully in designing, engineering and manufacturing our core offerings at significantly reduced cost to customers does and will depend on a number of factors, which may change in the future due to increased competition, our ability to meet our customers’ needs and the frequency and availability of our offerings. If we are unable to compete successfully, our business, financial condition and results of operations would be adversely affected.

A limited number of customers make up a high percentage of our revenue. If we cannot maintain these relationships, our future operating results will be adversely affected.
Revenues from our two largest customers, Customer A and Customer B, were approximately 16% and 14%, respectively, of our total revenues for the year ended December 31, 2023. The revenue attributable to our top customers has fluctuated in the past and may fluctuate in the future, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. In addition, the termination of these relationships, including following any failure to renew a long-term contract, could result in a temporary or permanent loss of revenue.

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

Additionally, on December 17, 2021, the Company, our CEO, Peter Cannito, and, our then current, but now former CFO, William Read, were named as defendants in a putative class action complaint filed in the United States District Court for the Middle District of Florida. In the complaint, the plaintiff alleges that the Company and certain of its directors and officers made misleading statements and/or failed to disclose material facts about the Company’s business, operations, and prospects, allegedly in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act. As relief, the plaintiffs are seeking, among other things, compensatory damages. The defendants believe the allegations are without merit and intend to defend the suit vigorously. On August 16, 2022, the defendants moved to dismiss the complaint in its entirety, and such motion was denied by the Court on March 22, 2023. However, given the current stage of the proceedings, a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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

Natural disasters, geopolitical conflicts, or other natural or man-made catastrophic events could disrupt and impact our business.
Occurrence of any catastrophic event, including an earthquake, flood, tsunami, or other weather event, power loss, internet failure, software or hardware malfunctions, cyber attack, war or foreign invasion (such as the Russian invasion of Ukraine and the Israel-Hamas war), terrorist attack, medical epidemic or pandemic (such as the COVID-19 pandemic), government shutdown orders, other man-made disasters, or other catastrophic events could disrupt our, our business partners’ and customers’ business operations or result in disruptions in the broader global economic environment. Any of these business disruptions may disrupt our business and materially and adversely affect our business and results of operations.

Adverse publicity stemming from any incident or perceived risk involving us, our customers, users of our products and services, other operators in the space sector or our competitors could have a material adverse effect on our business, financial condition and results of operations.
We are at risk of adverse publicity stemming from any public incident or perceived risk involving our Company, our customers, users of our core offerings, other operators in the space sector, our competitors, our people or our brand. If certain of our core offerings are sold to customers, and if such customers were to be involved in a public incident, accident or catastrophe, or if the market believed there to be substantial risks within our industry, this could create an adverse public perception of spaceflight and result in decreased customer demand for spaceflight experiences, which could cause a material adverse effect on our business, financial conditions and results of operations. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident or catastrophe. In the event that our insurance is inapplicable or not adequate, we may be forced to bear substantial losses from any such incident, accident or catastrophe.

Our business involves significant risks and uncertainties that may not be covered by insurance or indemnity.
A significant portion of our business relates to designing, developing, engineering and manufacturing our core space infrastructure offerings. New technologies may be untested or unproven. Failure of some of these offerings could result in extensive property damage. Accordingly, we may incur liabilities that are unique to our core offerings.

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

We have historically insured certain of our core offerings to the extent that insurance was available on acceptable premiums and other terms. The insurance proceeds received in connection with a partial or total loss of the functional capacity of certain of our core offerings would not be sufficient to cover the replacement cost, if we choose to do so, of such offerings. In addition, this insurance will not protect us against all losses to our core offerings due to specified exclusions, deductibles and material change limitations and it may be difficult to insure against certain risks, including on-orbit performance of an overall system or portion of such a system. In addition, problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions or materials and components could prevent us from achieving contractual requirements. In many circumstances, we may receive indemnification from the U.S. government. We generally do not receive indemnification from foreign governments.

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
The timing, length, and severity of the up-and-down cycles in the commercial space, defense, space and space-related industries, as a result of macro-economic conditions, market-wide liquidity shortages or for other reasons, are difficult to predict. The cyclical nature of the industries in which we operate affects our ability to accurately predict future revenue, and in some cases, future expense levels. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in orders but also a weakening of their financial condition that could impair our ability to recognize revenue or to collect on outstanding receivables. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. We must be in a position to adjust our cost and expense structure to reflect prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, then our business could be seriously harmed. In addition, during periods of rapid growth, we must be able to increase engineering and manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.

Any delays in the development, design, engineering and manufacturing of our products and services may adversely impact our business, financial condition and results of operations.
We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture, production, delivery and servicing ramp of our core space infrastructure offerings. If delays like this arise or recur, if our remediation measures and process changes do not continue to be successful or if we experience issues with planned manufacturing improvements or design and safety, we could experience issues or delays in increasing production further.

If we encounter difficulties in scaling our delivery or servicing capabilities, if we fail to develop and successfully commercialize our core offerings, if we fail to develop such technologies before our competitors, or if such technologies fail to perform as expected, are inferior to those of our competitors or are perceived to offer less mission assurance than those of our competitors, our business, financial condition and results of operations could be materially and adversely impacted.

Unsatisfactory performance of our products and services could have a material adverse effect on our business, financial condition and results of operation.
We manufacture, design and engineer highly sophisticated core space infrastructure offerings that depend on complex technology. While we have built operational processes to ensure that the design, manufacture, performance and servicing meet rigorous performance goals, there can be no assurance that we will not experience operational or process failures and other problems, including through manufacturing or design defects, operator error, cyber-attacks or other intentional acts, that could result in potential safety risks. Any actual or perceived safety or mission assurance issue may result in significant reputational harm to our businesses, in addition to tort liability, maintenance, increased mission assurance infrastructure and other costs that may arise. Further, the uncertainty of harsh space environmental risks, such as satellite ingestion, solar flares, coronal mass ejectors, meteor showers and other extreme space weather events also may cause the performance of our core offerings to be unsatisfactory. Such issues with our core offerings could result in our customers’ delaying or cancelling planned missions, increased regulation or other systemic consequences. Our inability to meet our mission assurance standards or adverse publicity affecting our reputation as a result of accidents, mechanical failures, damages to customer property could have a material adverse effect on our business, financial condition and results of operation.

Our core offerings are extremely complex and must operate successfully with complex products of our customers and their other vendors. Our core offerings may contain undetected errors when first introduced or as we introduce product upgrades. The pressures we face to be the first to market new products or functionality and the elapsed time before our core offerings are integrated into our customers’ systems increases the possibility that we will offer products in which we or our customers later discover problems. We have experienced new product and product upgrade errors in the past and may experience similar problems in the future. These problems may cause us to incur significant warranty costs, costs to support our service contracts, expenses not covered by insurance or indemnification from the customer and divert the attention of personnel from our product development efforts. Also, hostile third parties or nation states may try to install malicious code or devices into our core offerings. Undetected errors may adversely affect our core offerings ease of use and may create customer satisfaction issues. If we are unable to repair these problems in a timely manner, we may experience a loss of or delay in revenue and significant damage to our reputation and business prospects. Many of our customers rely upon our core offerings for mission-critical applications. Because of this reliance, errors, defects, or other performance problems in our core offerings could result in significant financial and other damage to our customers. Our customers could attempt to recover those losses by pursuing products liability claims against us which, even if unsuccessful, would likely be time-consuming and costly to defend and could adversely affect our reputation.

As a result, either we or the customer may terminate a contract as a result of process failures, undetected errors or a material uncured breach by the other. If we breach a contract or fail to perform in accordance with contractual service levels, delivery schedules, performance specifications, or other contractual requirements set forth therein, the other party thereto may terminate such contract for default, and we may be required to refund money previously paid to us by the customer or to pay penalties or other damages. Even if we have not breached, we may deal with various situations from time to time that may result in the amendment or termination of a contract. These steps can result in significant current period charges and/or reductions in current or future revenue, and/or delays in collection of outstanding receivables and costs incurred on the contract.

Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts. Our profits may decrease and/or we may incur significant unanticipated costs if we do not accurately estimate the costs of these engagements.
We generate revenue through various fixed-price, cost-plus and time-and-material (“T&M”) contracts. A significant number of our arrangements with our customers are on fixed-price contracts, rather than contracts in which payment to us is determined on a T&M or other basis. These fixed-price contracts allow us to benefit from any cost savings we achieve, but also subject us to the risk of potential cost overruns, particularly for firm fixed-price contracts because we assume all of the cost burden. We evaluate the contract value and cost estimates for performance obligations at least quarterly, and more frequently when circumstances change significantly. If our initial estimates are incorrect, we can lose money on these contracts. U.S. government contracts can expose us to potentially large losses because the U.S. government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, a significant increase in inflation in the U.S. or other countries, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition, and results of operations. We are consistently entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has occasionally resulted in losses on those contracts. We could experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition, and results of operations.

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
While our primary focus for the foreseeable future will be on our core space infrastructure offerings, we may invest significant resources in developing new technologies, services, products and offerings. However, we may not realize the expected benefits of these investments. In addition, we expect to explore the application of our proprietary technologies for other commercial and government uses, including those that are Earth-based. These anticipated technologies, however, are unproven and these products or technologies may never materialize or be commercialized in a way that would allow us to generate ancillary revenue streams. Relatedly, if such technologies become viable offerings in the future, we may be subject to competition from our competitors within the space-infrastructure industry, some of which may have substantially greater monetary and knowledge resources than we have and expect to have in the future to devote to the development of these technologies. Such competition or any limitations on our ability to take advantage of such technologies could impact our market share, which could have a material adverse effect on our business, financial condition and results of operations.

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
As of December 31, 2023, our contracted backlog consisted of $372.8 million in customer contracts. However, many of these contracts are cancellable by customers for convenience. In the event of a cancellation for convenience, we are generally entitled to be compensated for the work performed up to the date of cancellation. The remaining amounts may not be collected in this situation.

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

We may use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We may incorporate AI solutions into our core offerings, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products or services more quickly or more successfully than we may, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

We are dependent on third-party launch vehicles to launch our spacecraft and customer payloads into space.
Currently there are only a handful of companies who offer launch services, and if this sector of the space industry does not grow or there is consolidation among these companies, we may not be able to secure space on a launch vehicle or such space may be more costly.

We are dependent on third-party launch vehicles to deliver our core space infrastructure offerings into space. If the number of companies offering launch services or the number of launches does not grow in the future or there is a consolidation among companies who offer these services, this could result in a shortage of space on these launch vehicles, which may cause delays in our ability to meet our customers’ needs. Additionally, a shortage of space available on launch vehicles may cause prices to increase or cause delays in our ability to meet our customers’ needs. Either of these situations could have a material adverse effect on our results of operations and financial condition.

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
Although there have been and will continue to be technological advances in spaceflight, it is still an inherently dangerous activity. Explosions and other accidents on launch or during the flight have occurred and will likely occur in the future. If such incidents should occur, we will likely experience a total loss of our systems, products, technologies and services and our customers’ payloads. The total or partial loss of one or more of our products or customer payloads could have a material adverse effect on our results of operations and financial condition. For some missions, we can elect to buy launch insurance, which can reduce our monetary losses from the launch failure, but even in this case we will have losses associated with our inability to test our technology in space and delays with further technology development.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.
Our quarterly and annual revenue and operating results have fluctuated and may fluctuate significantly, which makes it difficult for us to predict our future operating results. Reductions in revenue in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of our expenses are fixed in the short-term. We may incur significant operating expenses during the start-up and early stages of large contracts and may not be able to recognize corresponding revenue in that same quarter. We may also incur additional expenses when contracts are terminated or expire and are not renewed as a result of the customer experiencing a change in control or otherwise.

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
•the cost of raw materials or supplied components critical for the manufacture and operation of our core space infrastructure offerings;
•variable purchasing patterns under blanket purchase agreements and other indefinite delivery/indefinite quantity (“IDIQ”) contracts;
•restrictions on and delays related to the export of defense articles and services;
•costs related to government inquiries, changes in governmental regulations or in the status of our regulatory approvals or applications;
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;
•strategic investments or changes in business strategy;
•the timing and cost of, and level of investment in, research and development relating to our core offerings and our current or future facilities
•changes in the extent to which we use subcontractors;
•seasonal fluctuations in our staff utilization rates;
•changes in our effective tax rate, including changes in our judgment as to the necessity of the valuation allowance recorded against our deferred tax assets;
•the length of sales cycles;
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

Additionally, significant fluctuations in our operating results for a particular quarter could cause us to fall out of compliance with the financial covenants related to our debt, which if not waived, could restrict our access to capital and cause us to take extreme measures to pay down the debt, if any, under the Adams Street Credit Agreement.

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed-price contracts in our total contract mix.
Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings and operating efficiencies. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins and generally are the least profitable of our contract types. Our customers could influence or determine what type of contract we enter into and to the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer. Our operating results may also suffer to the extent we have a contract mix that is focused on developmental projects, which are typically at lower profit margins as compared to margins on production projects.

Our systems, products, technologies and services and related equipment may have shorter useful lives than we anticipate.
Our growth strategy depends in part on developing reusable core space infrastructure offerings. These reusable core offerings and other space-related technology and systems will have a limited useful life. While we intend to design our core offerings for a certain lifespan, which corresponds to a number of cycles, there can be no assurance as to the actual operational life of a product or that the operational life of individual components will be consistent with its design life. A number of factors will impact the useful lives of our core offerings, including, among other things, the quality of their design and construction, the durability of their component parts and availability of any replacement components, and the occurrence of any anomaly or series of anomalies or other risks affecting the technology during launch and in orbit. In addition, any improvements in technology may make our existing products, designs or any component of our core offerings prior to the end of its life obsolete. If our core space infrastructure offerings and related equipment have shorter useful lives than we currently anticipate, this may lead to delays in increasing the rate of our follow-on work and new business, which would have a material adverse effect on our business, financial condition and results of operations. In addition, we are continually learning, and as our engineering and manufacturing expertise and efficiency increases, we aim to leverage this learning to be able to manufacture our core offerings and equipment using less of our currently installed equipment, which could render our existing inventory obsolete. Any continued improvements in spaceflight technology and space-related technology may make our existing products or any component of our products obsolete prior to the end of its life. If the space-related equipment have shorter useful lives than we currently anticipate, this may lead to delays in the manufacturing and design of space and spaceflight components and may also lead to a delay in commencing additional operations or increasing the rate of our operations, or greater maintenance costs than previously anticipated such that the cost to maintain the products and related equipment may exceed their value, which would have a material adverse effect on our business, financial condition and results of operations.

Cyber-attacks and other security threats and disruptions could have a material adverse effect on our business.
As an aerospace and defense company, we face a multitude of security threats, including cybersecurity threats ranging from attacks common to most industries, such as ransomware and denial-of-service, to attacks from more advanced and persistent, highly organized adversaries, including nation state actors, that target the defense industrial base and other critical infrastructure sectors. The sophistication of the threats continue to evolve and grow, including risks associated with the use of emerging technologies, such as artificial intelligence and quantum computing, for nefarious purposes. In addition to cybersecurity threats, we face threats to the security of our facilities and employees from terrorist acts, sabotage or other disruptions, any of which could adversely affect our business. The improper conduct of our employees or others working on behalf of us who have access to export controlled, classified or other sensitive information could also adversely affect our business and reputation.

If we are unable to protect sensitive information, including complying with evolving information security, data protection and privacy regulations, our customers or governmental authorities could investigate the adequacy of our threat mitigation and detection processes and procedures, and could bring actions against us for noncompliance with applicable laws and regulations. Moreover, depending on the severity of an incident, our customers’ data, our employees’ data, our intellectual property (including trade secrets and research, development and engineering know-how), and other third-party data (such as subcontractors, suppliers and vendors) could be compromised, which could adversely affect our business. Products and services provided to customers also carry cybersecurity risks, including risks that our products and services could be breached or fail to detect, prevent or combat attacks, the realization of which could result in losses to our customers and claims against us, and could harm our customer relationships and financial results.

Similar to many other companies, we experience attempts to gain unauthorized access to our systems and information on a regular basis, and a number of our employees work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Despite our security measures, including employee training, our information technology and infrastructure are vulnerable to cyber-attacks, malicious intrusions, breakdowns, destruction, loss of data privacy, breaches due to employee error, malfeasance or other disruptions. Given the persistence, sophistication, volume and novelty of threats we face, we may not be successful in preventing or mitigating an attack that could have a material adverse effect on us and the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. The nature of the national security aspects of our business and much of the data we protect increases and creates different risks relative to other industries. National security considerations may also limit the extent to which we may be able to publicly disclose a cybersecurity incident.

Our customers, suppliers, subcontractors and joint venture partners face similar security threats and an incident at one of these entities could adversely impact our business. These entities are typically outside our control and may have access to our information with varying levels of security and cybersecurity resources, expertise, safeguards and capabilities. Their relationships with government contractors, including us, may increase the risk that they are targeted by the same threats we face, and such entities may not be adequately prepared to detect, mitigate and respond to such threats. Adversaries actively seek to exploit security and cybersecurity weaknesses in our supply chain. Breaches in our multi-tiered supply chain, which is comprised of thousands of direct and indirect suppliers, has and could in the future compromise our data and adversely affect customer deliverables. We also must rely on our supply chain for adequately detecting and reporting cyber incidents, which could affect our ability to report or respond to cybersecurity incidents effectively or in a timely manner.

We use proprietary software which we have developed in our core space infrastructure offerings, which we seek to continually update and improve. This software supports spacecraft and constellation developers in the design, development, deployment, management, maintenance and cyber protection of their space assets. Replacing such systems is often time-consuming and expensive and can also be intrusive to daily business operations. Further, we may not always be successful in executing these upgrades and improvements, which may occasionally result in a failure of our systems. We may experience periodic system interruptions from time to time. Any slowdown or failure of our underlying technology infrastructure could harm our business, reputation and ability to execute on our business plan, which could materially and adversely affect our results of operations. Our disaster recovery plan or those of our third-

party providers may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur.

We are highly dependent on the services of our senior management team and other highly skilled personnel, and if we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
The Company is highly dependent on its senior management team and on our ability to attract, motivate, develop and retain a sufficient number of other skilled personnel, manufacturing and quality assurance, engineering, design, finance, marketing, sales and support personnel. Certain members of our senior management team have extensive experience in the aerospace industry, and we believe that their depth of experience is instrumental to our continued success. The loss of any one or more members of our senior management team for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business, financial condition and results of operations.

Competition for qualified highly-skilled personnel can be strong, and we can provide no assurance that we will be successful in attracting or retaining such personnel now or in the future. Any inability to recruit, develop and retain qualified employees may result in high employee turnover and may force us to pay significantly higher wages, which may harm our profitability or could result in difficulties performing under our contracts if our needs for such employees were unmet. Additionally, we do not carry key man insurance for any of our management executives, and the loss of any key employee or our inability to recruit, develop and retain these individuals as needed, could have a material adverse effect on our business, financial condition and results of operations.

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
Our international business is subject to both U.S. and foreign laws and regulations, including, without limitation, laws and regulations relating to export/import controls, economic sanctions, technology transfer restrictions, government contracts and procurement, data privacy and protection, anti-corruption (including the anti-bribery, books and records, and internal controls provisions of the U.S. Foreign Corrupt Practices Act (“FCPA”) governing interactions with foreign government officials), the anti-boycott provisions of the U.S. Export Administration Act, security restrictions and intellectual property. Failure by us, our employees, subsidiaries, affiliates, partners or others with whom we work to comply with any of these applicable laws and regulations could result in administrative, civil, commercial or criminal liabilities, including suspension or debarment from government contracts or suspension of our export/import privileges. New regulations and requirements, or changes to existing ones in the various countries in which we operate can significantly increase our costs and risks of doing business internationally.

Changes in laws, regulations, political leadership and environment, and/or security risks may dramatically affect our ability to conduct or continue to conduct business in international markets, including sales to customers and purchases from suppliers outside the United States. We may also be impacted by shifts in U.S. and foreign national policies and priorities, political decisions and geopolitical relationships. Any changes to these policies could impact our operations and/or export authorizations, or delay purchasing decisions or payments and the provision of supplies, goods and services including, without limitation, in connection with any government programs.

Net earnings and net assets could be materially affected by an impairment of goodwill.
We have a significant amount of goodwill recorded on our consolidated balance sheet as of December 31, 2023. We are required at least annually to test the recoverability of goodwill or more frequently when events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. During the second and fourth quarter of 2022, the Company performed interim and annual quantitative goodwill impairment tests and determined that the estimated fair value of the Mission Solutions reporting unit was lower than its carrying value and as a result reduced the balance of goodwill on the Mission Solutions reporting unit to zero and recognized a full impairment on certain tangible and intangible assets within the reporting unit. Please refer to Note T – Impairment Expense of the accompanying notes to the consolidated financial statements for additional information. If general market conditions deteriorate in other portions of our business, we could experience a significant decline in the fair value of our other reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our net earnings and net assets. The Company did not identify any indicators of impairment during 2023.

Pension funding and costs are dependent on several economic assumptions which, if changed, may cause our future results of operations and cash flows to fluctuate significantly over time.
Through the acquisition of Space NV, the Company sponsors various post-retirement benefit plans for certain non-U.S. employees, including defined benefit pension plans and risk-based coverage for death and disability benefits. All of the Company’s post-retirement benefit obligations relate to supplementary pensions which provide for post-retirement benefits in accordance with Belgium Regulation. The impact of these plans on our results of operations may be volatile in that the amount of expense we record for our post-retirement benefit plans may materially change from year to year due to estimates which are sensitive to changes in several key economic assumptions including, among others, interest rates, rates of return on plan assets and employee turnover. Changes in these factors, including actual returns on plan assets, may affect our plan funding, cash flows and shareholders’ equity.

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
As of December 31, 2023, the Company had U.S. federal, state (net), and foreign net operating loss carryforwards (“NOLs”) available to reduce future taxable income of $15.8 million, $3.6 million, and $0.9 million, respectively. The $15.8 million in U.S. federal net operating loss carryforwards may be carried forward indefinitely for U.S. federal tax purposes. Certain state net operating loss carryforwards will begin to expire in 2038 and foreign net operating loss carryforwards begin to expire in 2037. It is possible that the Company will not generate sufficient taxable income to use these NOLs before their expiration or at all.

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
Our ability to produce our current and future core space infrastructure offerings and other components of operation is dependent upon sufficient availability of raw materials and supplied components, which we secure from a limited number of suppliers. Our reliance on suppliers to secure raw materials and supplied components exposes us to volatility in the prices and availability of these materials. We may not be able to obtain sufficient supplies of raw materials or supplied components on favorable terms or at all, which could result in delays in the manufacture of our core space infrastructure offerings or increased costs.

In addition, we may in the future experience delays in manufacturing or operation as we go through the requalification process with any replacement third-party supplier, as well as the limitations imposed by the ITAR, the EAR, or other restrictions on transfer of sensitive technologies. Moreover, the imposition of tariffs on such raw materials or supplied components could have a material adverse effect on our operations. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost-efficient, timely manner and could cause us to experience cancellations or delays of scheduled missions, customer cancellations or reductions in our prices and margins, any of which could harm our business, financial condition and results of operations.

We depend heavily on contracts with the U.S. government for a substantial portion of our business. Changes in the U.S. government’s priorities, or delays or reductions in spending, could have a material adverse effect on our business.
A reduction in overall U.S. government spending, on an absolute or inflation-adjusted basis, because of shifting priorities, budget compromises or otherwise could adversely affect our business. Budget uncertainty, the potential for U.S. government shutdowns, the use of continuing resolutions, and the federal debt ceiling can adversely affect our industry and the funding for our programs. If appropriations are delayed or a government shutdown were to occur and continue for an extended period of time, we could be at risk of reduced orders, program cancellations and other disruptions and nonpayment. When the U.S. government operates under a continuing resolution, new contract and program starts are restricted and funding for our programs may be unavailable, reduced or delayed.

Our contracts with the U.S. government are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year (“FY”) basis even though contract performance may extend over many years. Consequently, contracts are often partially funded initially, and additional funds are committed only as Congress makes further appropriations over time. To the extent we incur costs in excess of funds obligated on a contract or in advance of a contract award or contract definitization, we are at risk of not being reimbursed for those costs unless and until additional funds are obligated under the contract or the contract is successfully awarded, definitized and funded, which could adversely affect our results of operations, financial condition and cash flows.

Failure to fund or the termination of significant programs or contracts by the U.S. government could adversely affect our business and financial performance. Changes in U.S. government funding priorities also could reduce opportunities in existing programs and in future programs or initiatives where we intend to compete and where we have made investments. While we would expect to compete and be well positioned as the incumbent on existing programs, we may not be successful and, even if we are successful, the replacement programs may be funded at lower levels or result in lower margins.

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
We engage subcontractors on many of our contracts. We may have disputes with our subcontractors, including regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract or subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of the personnel of a subcontractor or vice versa or the subcontractor’s failure to comply with applicable law. In addition, there are certain parts, components and services for many of our core space infrastructure offerings that we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impact their ability to supply the materials, components, subsystems and services that we require. Tariffs recently imposed on certain materials and other trade issues may create or exacerbate existing materials shortages and may result in further supplier business closures. Our supply chain could also be disrupted by external events, such as natural disasters or other significant disruptions (including extreme weather conditions, medical epidemics, acts of terrorism, cyber-attacks and labor disputes), governmental actions and legislative or regulatory changes, including product certification or stewardship requirements, sourcing restrictions, product authenticity and climate change or greenhouse gas emission standards, or availability constraints from increased demand from customers. These or any further political or governmental developments or health concerns could result in social, economic and labor instability. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver our core space infrastructure offerings to our customers. We can give no assurances that we will be free from disputes with our subcontractors; material supply constraints or problems; or component, subsystems or services problems in the future. Also, our subcontractors and other suppliers may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, which may result in greater product returns, service problems and warranty claims and could harm our business, financial condition, results of operations and cash flows. In addition, in connection with our government contracts, we are required to procure certain materials, components and parts from supply sources approved by the U.S. government and we rely on our subcontractors and suppliers to comply with applicable laws, regulations and other requirements regarding procurement of counterfeit, unauthorized or otherwise non-compliant parts or materials, including parts or materials they supply to us, and in some circumstances, we rely on their certifications as to their compliance. From time to time, there are components for which there may be only one supplier, which may be unable to meet our needs. Each of these subcontractor and supplier risks could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We are subject to stringent U.S. economic sanctions and trade control laws and regulations. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to secure timely U.S. government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operation.
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

Failure to comply with these laws, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, commercial space launches and the operation of any space transport system in the U.S. require licenses and permits from the FCC and review by other agencies of the U.S. government, including the DoD and NASA. License approval can include an interagency review of safety, operational, national security, and foreign policy and international obligations implications, as well as a review of foreign ownership.

Additionally, regulation of our industry is still evolving, and new or different laws or regulations could affect our operations, increase direct compliance costs for us or cause any third-party suppliers or contractors to raise the prices they charge us because of increased compliance costs. For example, the FCC has an open notice of proposed rulemaking relating to mitigation of orbital debris, which could affect us and our operations. Application of these laws to our business may negatively impact our performance in various ways, limiting the collaborations we may pursue, further regulating the export and re-export of our products, services, and technology from the U.S. and abroad, and increasing our costs and the time necessary to obtain required authorization. The adoption of a multi-layered regulatory approach to any one of the laws or regulations to which we are or may become subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters which may adversely impact our business. We may not be in complete compliance with all such requirements at all times and, even when we believe we are in complete compliance, a regulatory agency may determine that we are not.

Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners.
We have implemented compliance controls, training, policies and procedures designed to prevent and detect reckless or criminal acts from being committed by our employees, agents or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, such as the FCPA, the protection of export controlled or classified information, such as ITAR, false claims, procurement integrity, cost accounting and billing, competition, information security and data privacy and the terms of our contracts. This risk of improper conduct may increase as we continue to grow and expand our operations. We cannot ensure, however, that our controls, training, policies and procedures will prevent or detect all such reckless or criminal acts, and we have been adversely impacted by such acts in the past, which have been immaterial in nature. If not prevented, such reckless or criminal acts could subject us to civil or criminal investigations, monetary and non-monetary penalties and suspension and debarment by the U.S. government and could have a material adverse effect on our ability to conduct business, our results of operations and our reputation. In addition, misconduct involving data security lapses resulting in the compromise of personal information or the improper use of our customer’s sensitive or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation and could adversely impact our ability to continue to contract with the U.S. government.

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

We are also subject to non-U.S. privacy rules and regulations, such as the EU’s General Data Protection Regulation (“GDPR”), the European e-Privacy Regulation and national laws supplementing GDPR, the Data Protection Act of 2018 (“DPA 18”) in the United Kingdom, and the EU Privacy and Electronic Communications Regulation. GDPR and DPA 18 require companies to meet stringent requirements regarding the processing of personal data of individuals located in the European Economic Area (“EEA”). GDPR and DPA 18 also include significant penalties for noncompliance, which may result in monetary penalties of up to the higher of €20.0 million or 4% of a group’s worldwide revenue for the preceding financial year for the most serious violations. The GDPR, DPA 18, and other similar regulations require companies to give specific types of notice and informed consent is required for certain actions, and the GDPR also imposes additional conditions in order to satisfy such consent, such as bundled consents.

We cannot determine the impact any future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly. Expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the U.S., the EEA and elsewhere may increase our compliance costs and legal liability.

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
The Company is subject to taxes in the U.S. and certain foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions, including the U.S., may be subject to change. The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation. In addition, the Company may be subject to income tax audits by various tax jurisdictions. Although the Company believes its income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution by one or more taxing authorities could have a material impact on the results of its operations.

Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local income taxes, which could harm our results of operations.
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

If we cannot successfully protect our intellectual property, our business could suffer.
We rely on a combination of intellectual property rights, contractual protections, and other practices to protect our proprietary information, technologies and processes. We primarily rely on patent, copyright and trade secret laws to protect our proprietary technologies and processes, including the operations systems and technology we use throughout our business. Others may independently develop the same or similar technologies and processes or may improperly acquire and use information about our technologies and processes, which may allow them to provide products and services similar to ours, which could harm our competitive position. To the extent we pursue additional patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. We may be required to spend significant resources to monitor and protect our intellectual property rights, and the efforts we take to protect our proprietary rights may not be sufficient.

We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. Although we enter into confidentiality and invention assignment agreements with our employees and consultants, and enter into confidentiality agreements with the parties with whom we have strategic relationships and business relationships, no assurance can be given that these agreements will be effective in controlling access to and distribution of our proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our technologies.

To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights, and we may or may not be able to detect infringement by third parties. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay future sales and introductions of new capabilities, result in our substituting inferior or more costly technologies into our business, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new capabilities, and we cannot assure you that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.

Our technology may violate the proprietary rights of third parties, which could have a negative impact on our operations.
If any of our technology violates proprietary rights, including copyrights and patents, third parties may assert infringement claims against us. Certain software modules and other intellectual property used by us make use of or incorporate licensed software components and other licensed technology. These components are developed by third parties over whom we have no control. Any claims brought against us may result in limitations on our ability to use the intellectual property subject to these claims. We may be required to redesign our offerings or services or to obtain licenses from third parties to continue our offerings without substantially re-engineering such products or systems. Our intellectual property rights may be invalidated, circumvented, challenged, infringed or required to be licensed to others. An infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights.

Risks Related to Financing and Ownership of our Securities
We have a substantial amount of debt. Our ability to operate is limited by the agreements governing our debt.
As of December 31, 2023, we had $89.5 million of total debt outstanding and up to $18.0 million of additional borrowing capacity under our revolving credit facility. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future

Our level of debt places significant demands on our cash resources, which could:
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
•limit our ability to expand our operations through acquisitions; and
•increase our vulnerability to general adverse economic and industry conditions. If we are unable to generate sufficient cash flow to service our debt and fund our operating costs, our liquidity may be adversely affected.

We may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all.
Our primary sources of liquidity are cash flows provided by operations, access to existing credit facilities, proceeds from the issuance of common stock pursuant to the B. Riley Principal Capital, LLC (“B. Riley”) committed equity facility and proceeds from the 2022 sale of Series A Convertible Preferred Stock. Since inception, we have incurred net losses and have used our cash to fund capital expenditures, costs associated with our acquisitions, and costs associated with the Merger, among other uses. We have and may continue to experience net cash outflows from operating activities as we continue to grow our business. As of December 31, 2023, our available liquidity totaled $48.3 million, which was comprised of $30.3 million in cash and cash equivalents, and $18.0 million in available borrowings from our existing credit facilities.

We believe that our existing sources of liquidity will be sufficient to meet our working capital needs for at least the next twelve months from the date on which our consolidated financial statements were issued. However, our current liquidity may not be sufficient to meet the required long-term liquidity needs, in addition to our other liquidity needs associated with our capital expenditures, debt payments, and other investing and financing requirements. In the future, we could be required to raise capital through additional public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell additional equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors could be materially diluted further. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

The issuance and sale of shares of our Series A Convertible Preferred Stock has reduced the relative voting power of holders of our common stock and diluted the ownership of holders of our capital stock.
On October 28, 2022 and November 3, 7 and 8, 2022, we issued an aggregate of 81,250 shares of Series A Convertible Preferred Stock (the “Convertible Preferred Stock”) to AE Industrial Partners Fund II, LP (“AEI Fund II”) and AE Industrial Partners Structured Solutions I, LP (“AEI Structured Solutions”), affiliates of AEI, BCC Redwire Aggregator, L.P. (“Bain Capital”), and certain other investors (collectively, the “Investors”). Shares of the Convertible Preferred Stock are immediately and currently convertible into approximately 31,452,478 shares of common stock and, on an as-converted basis represent approximately 32.4% of Redwire’s outstanding common stock assuming conversion of the Series A Convertible Preferred Stock as of December 31, 2023. Shares of Series A Convertible Preferred Stock vote as one class with our common stock, on an as-converted basis. Therefore, the issuance and sale of Series A Convertible Preferred Stock resulted in the immediate and substantial dilution to the ownership interests of the holders of our common stock.

AEI and Bain Capital have significant influence over us, which could limit your ability to influence the outcome of key transactions.
As of December 31, 2023, AEI and Bain Capital own 34,708.53 and 57,741.45 shares of our Series A Convertible Preferred Stock, respectively, which is currently convertible into approximately 11,627,082 and 19,342,932 shares of our outstanding common stock, respectively, or approximately 12% and 20% of Redwire’s outstanding common stock assuming conversion of the Series A Convertible Preferred Stock, respectively. The Series A Convertible Preferred Stock votes with our common stock on an as-converted basis. Additionally, as of December 31, 2023, AEI owned 35,967,202 shares of our outstanding common stock and 2,000,000 of our warrants.

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

Additionally, as long as AEI and Bain Capital continue to beneficially own at least 25% of the aggregate number of shares of Series A Convertible Preferred Stock originally issued to each of them, we may not undertake certain actions without the prior approval of each of Bain Capital and AEI, and in the event that Bain Capital or AEI does not continue to hold 25% of the aggregate number of shares of Series A Convertible Preferred Stock originally issued to them, we may not undertake certain actions without the prior approval of the holders of a majority of the issued and outstanding shares of Series A Convertible Preferred Stock in the aggregate. Prior to obtaining the approvals described by the foregoing, subject to certain exceptions, we must not: (1) create or authorize the creation of (including by increasing the authorized amount of) or issue any senior securities or parity securities or any securities convertible into or exercisable or exchangeable for any senior security or parity security, or amend or alter the Company’s Certificate of Incorporation to increase the number of authorized shares of Series A Convertible Preferred Stock, (2) reclassify or modify any existing class or series of equity securities in a manner that would result in such class or series of equity securities being senior to or on parity with the Series A Convertible Preferred Stock, (3) issue any shares of Series A Convertible Preferred Stock in excess of 10% of the number of shares of Series A Convertible Preferred Stock initially purchased by Bain Capital and AEI in the aggregate, (4) decrease the number of authorized shares of Series A Convertible Preferred Stock, (5) alter, change or amend the terms, rights, preferences or privileges of the Series A Convertible Preferred Stock in any manner, (6) amend, waive, alter or repeal any provision of the Company’s Certificate of Incorporation, Bylaws or comparable organizational documents in a manner that would adversely affect the Series A Convertible Preferred Stock or the rights, preferences or privileges of the Series A Convertible Preferred Stock, (7) declare or pay a dividend or distribute cash or property through dividends or other distributions in respect of any junior securities, (8) redeem, purchase or otherwise acquire any junior securities, (9) create or hold any of the Company’s capital stock in any subsidiary that is not a wholly-owned subsidiary or dispose of any subsidiary capital stock or all or substantially all of any subsidiary’s assets, or (10) commence any voluntary liquidation, bankruptcy, dissolution, recapitalization, reorganization or assignment to the Company’s creditors. These restrictions may hinder our ability to execute on our growth strategy or prevent us from implementing parts of our business plan.

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
In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of our Series A Convertible Preferred Stock are entitled to receive certain payments (i) prior to any amounts paid to holders of our common stock and each other class or series of our capital stock now existing or hereafter authorized, the terms of which do not expressly provide that such class or series ranks either senior to, or on parity with, the Series A Convertible Preferred Stock, and (ii) on parity with each other class or series of our capital stock established in the future, the terms of which expressly provide that such class or series ranks on a parity basis with the Series A Convertible Preferred Stock. Therefore, in the event of our voluntary or involuntary liquidation, dissolution, or winding-up of our affairs, no distribution of our assets may be made to holders of our common stock until we have paid to holders of the Series A Convertible Preferred Stock then outstanding the greater of (a) the greater of (i) two times the initial value of the shares of Series A Convertible Preferred Stock and (ii) the accrued value of such shares of Series A Convertible Preferred Stock as of the date of such liquidation and (b) the amount that such holder would have received with respect to such share of Series A Convertible Preferred Stock based on its accrued value if all shares of Series A Convertible Preferred Stock had been converted at their accrued value (regardless of whether they were actually converted and without regard to any limitations on convertibility or as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock for the purpose of effecting such conversion) into shares of common stock on the business day immediately prior to the liquidation. However, in the event of a bankruptcy, liquidation, dissolution, or winding-up of our affairs, our assets will be available to pay obligations on the Series A Convertible Preferred Stock only after all of our secured and unsecured indebtedness has been paid. This could reduce the remaining amount of our assets, if any, available to distribute to holders of our capital stock.

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

There may be sales of a substantial amount of our common stock by our current shareholders, and these sales could cause the price of our common stock to fall.
As of December 31, 2023, there were 65,546,174 shares of our common stock outstanding. Substantially all of our issued and outstanding shares are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

We are party to an Investor Rights Agreement, dated March 25, 2021 (the “Investor Rights Agreement”), pursuant to which AEI, Genesis Park Holdings and the other parties thereto are entitled to demand that we register the resale of their securities subject to certain minimum requirements. Shareholders who are party to the Investor Rights Agreement also have certain demand and “piggyback” registration rights with respect to the securities held by such parties. In addition, pursuant to the Registration Rights Agreements, dated October 28, 2022, by and among us and the Investors (the “Series A Registration Rights Agreement”), we will be required to file a shelf registration statement to permit the public resale of the shares of common stock underlying the Investors’ Series A Convertible Preferred Stock, and each party will also have additional demand and “piggyback” registration rights with respect to those shares. We are also a party to a Registration Rights Agreement, dated April 14, 2022, by and between us and B. Riley (the “B. Riley Registration Rights Agreement”), pursuant to which B. Riley is entitled to demand that we register the resale of its securities subject to certain minimum requirements.

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

Sales of substantial amounts of our common stock in the public market or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future.

It is not possible to predict the actual number of shares we will sell under the Purchase Agreement to B. Riley, or the actual gross proceeds resulting from those sales. Further, we may not have access to the full amount available under the Purchase Agreement.
On April 14, 2022, we entered into a common stock Purchase Agreement (the “Purchase Agreement”) with B. Riley, pursuant to which B. Riley has committed to purchase up to $80.0 million of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The shares of our common stock that may be issued under the Purchase Agreement may be sold by us to B. Riley at our discretion from time to time over an approximately 24-month period. During the year ended December 31, 2023, we sold 497,392 shares of our common stock for net proceeds of $1.2 million pursuant to the Purchase Agreement.

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

Moreover, although the Purchase Agreement provides that we may, in our discretion, from time to time during the term of the Purchase Agreement, direct B. Riley to purchase shares of our common stock from us, for a maximum aggregate purchase price of up to $80.0 million, only 9,127,751 shares of common stock (of which 127,751 represent the commitment shares we issued to B. Riley upon our execution of the Purchase Agreement on April 14, 2022) were registered for resale under a registration statement on Form S-1, as amended by Post-Effective Amendment No. 1 to Form S-1 on Form S-3 filed on June 8, 2023. Accordingly, only 9,000,000 of such shares represent shares that we may elect, in our sole discretion, to issue and sell to B. Riley, from time to time under the Purchase Agreement. As of December 31, 2023, registered shares available for purchase under the committed equity facility were 7,592,939. Assuming all of the registered shares available and offered for resale by B. Riley were sold by us to B. Riley for per share price of $2.85 (which represents the official closing price of our common stock on the New York Stock Exchange (“NYSE”) on December 31, 2023), less a 3.0% discount (the same fixed percentage discount that will be used to calculate the applicable per share purchase price for shares of common stock that we may elect to sell to B. Riley under the Purchase Agreement), we would only receive aggregate gross proceeds of approximately $21.6 million. Therefore, because the market prices of our common stock fluctuates, the actual purchase prices to be paid by B. Riley for shares of our common stock that we direct it to purchase under the Purchase Agreement, also fluctuate because they will be based on such fluctuating market prices of our common stock. In order to receive aggregate gross proceeds equal to B. Riley’s $80.0 million total aggregate purchase commitment under the Purchase Agreement, we would have to register additional shares of common stock.

In addition, under the applicable NYSE rules, in no event may we issue to B. Riley more than 12,531,903 shares of common stock, which number of shares is equal to 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Purchase Agreement, without shareholder approval. As a result, if it becomes necessary for us to issue and sell to B. Riley an aggregate number of shares that would exceed the limit of 12,531,903 shares (excluding certain issuances), then before we could issue any shares of common stock in excess of the cap share issuance limit under the Purchase Agreement, we would also need to obtain the requisite shareholder approval.

Any issuance and sale by us under the Purchase Agreement of a substantial amount of shares of common stock could cause additional substantial dilution to our shareholders.

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
We may issue additional shares of common stock or other equity securities in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or grants under the Redwire Corporation 2021 Omnibus Incentive Plan without shareholder approval in a number of circumstances. Our issuance of additional common stock or other equity securities of equal or senior rank would have the following effects:
•our existing shareholders’ proportionate ownership interest will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding share of common stock may be diminished; and
•the market price of our common stock may decline.

A market for our common stock may not be sustained and the market price of our common stock and warrants has and may continue to fluctuate due to numerous circumstances beyond our control.
An active trading market for our common stock may not be sustained and the market price for our common stock and warrants has and may continue to be volatile, due to many factors, some of which may be beyond our control. Factors affecting the trading price of our common stock may include:
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to it;
•changes in the market’s expectations about our operating results;
•success of competitors;
•our operating results failing to meet market expectations in a particular period;
•changes in financial estimates and recommendations or comments by securities analysts or other third parties concerning us or the aerospace and defense industry and market in general;
•future announcements or press coverage concerning our business or our competitors’ businesses and the public’s reaction to such announcements, press coverage or releases, and filings with the SEC;
•operating and stock price performance of other companies that investors deem comparable to us;
•the size of our public float;
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
•sales of substantial amounts of common stock by our directors, executive officers or significant shareholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may depress the market price of our common stock irrespective of our operating performance. The stock market in general and NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. Volatility in the market price of our common stock may prevent investors from being able to sell their shares of common stock at or above their purchase price or at all and price volatility may be greater if the public float and trading volume of our common stock is low. A decline in the market price of our common stock also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future.

Additionally, investors may purchase shares of our common stock to hedge existing exposure or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase shares of our common stock for delivery to lenders of our common stock. Those repurchases may, in turn, dramatically increase the price of shares of our common stock until additional shares of our common stock are available for trading or borrowing. This is often referred to as a “short squeeze.”

A “short squeeze” could lead to volatile price movements in shares of our common stock that are unrelated or disproportionate to our operating performance or prospects and, once investors purchase the shares of our common stock necessary to cover their short positions, the price of our common stock may rapidly decline. Investors that purchase shares of our common stock during a short squeeze may lose a significant portion of their investment.

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

In connection with the Company’s evaluation of internal control over financial reporting, the following material weaknesses have been identified:
•We did not maintain an effective control environment, as certain members of senior management failed to consistently message and set certain aspects of an appropriate tone at the top. Specifically, certain members of senior management failed to reinforce the need for compliance with certain of the Company’s accounting and finance policies and procedures, including reinforcement of appropriate communication.
•We have not consistently established appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions.
•We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of business performance reviews, account reconciliations, journal entries and contract estimates used in determining the recognition of revenue.
These material weaknesses could result in misstatements of substantially all accounts and disclosures that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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
The IT deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement of one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.

The material weaknesses above did not result in a material misstatement to the consolidated financial statements presented in this Annual Report on Form 10-K, nor in any restatements of consolidated financial statements previously reported by us.

Remediation Plans
We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the deficiencies that led to the material weaknesses, including tone at the top and other communications training, designing and implementing new control activities, and enhancing existing control activities.
•We engaged a third-party global consulting firm to accelerate the design of new controls or enhance existing controls to ensure timely and accurate financial reporting.
•We have established an ethics program which requires training and certification for all employees as well as enhances awareness of our whistleblower avenues.
•We will continue to conduct training and document our processes and procedures, including accounting policies, and implement a comprehensive financial closing process checklist with additional layers of reviews. We are also in the process of standardizing controls, processes and policies across the Company to ensure consistent application including controls over the preparation and review of business performance reviews, account reconciliations, journal entries and contract estimates used in determining the recognition of revenue.
•We are in the process of performing an assessment of all IT systems that provide data for financial reporting purposes and consolidating systems where appropriate. As part of this assessment, we will be designing, implementing and documenting IT general controls.
We are working to remediate the material weaknesses as efficiently and effectively as possible and expect full remediation will likely go beyond December 31, 2024. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in the Company incurring additional costs, and will place additional demands on our financial and operational resources.

If we are unable to successfully remediate existing or any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, investors may lose confidence in our financial reporting, and/or we could become subject to litigation or investigations by the New York Stock Exchange (“NYSE”), the SEC or other regulatory authorities.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity
Risk Management and Strategy
Redwire is committed to maintaining the trust and confidence of our stakeholders, which includes taking appropriate technical and organizational measures for maintaining information security and data privacy. Cybersecurity is critical to advancing our “Heritage plus Innovation” strategy and enabling our digital transformation efforts. We face a multitude of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of-service, to attacks from more advanced and persistent, highly organized adversaries, including nation state actors, that target the defense industrial base and other critical infrastructure sectors. Our customers, suppliers, subcontractors and joint venture partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance and results of operations. These cybersecurity threats and related risks make it imperative that we strive to be a leader in the information security field, and we expend considerable resources on cybersecurity.

Our corporate information technology department, which maintains our cybersecurity function, is led by our Chief Information Officer (“CIO”), who reports to our Chief Financial Officer (“CFO”) and has direct access to the CEO regarding information technology and cybersecurity related matters. The Chief Information Security Officer (“CISO”) reports to the CIO and is responsible for our Company’s information security strategy, policy, security engineering, operations and cyber threat detection and response. Our current CISO has extensive information technology, cybersecurity and project management experience, and has served in various information technology roles for over 35 years, including experience with three other public companies. The CISO manages a team of cybersecurity professionals with broad experience and expertise, and have an average of over 15 years in various roles involving information technology, including security and compliance. The corporate cybersecurity and compliance department manages and continually enhances our enterprise security structure with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur.

In order to assess, identify and manage information security and cybersecurity threats, the Company has implemented a cybersecurity program that includes risk assessment and prevention measures to facilitate communication, training, awareness and incident response procedures. These are integrated into our overall enterprise risk management (“ERM”) process. To the extent the ERM process identifies a heightened cybersecurity related risk, risk owners are assigned to develop risk mitigation plans, which are then tracked to completion. The ERM process’ annual risk assessment is presented to the Board.

The Company maintains policies and procedures to ensure timely and appropriate notifications to relevant parties and regulators as required for cybersecurity threats and data breaches. A designated incident response team is responsible for the execution of Redwire’s data breach response plan. Comprised of Company officers who serve across several functions, the incident response team includes the Company’s CISO, CIO, General Counsel, CFO, Senior VP and Chief Accounting Officer, and Cybersecurity and Compliance Director. Other employees from the Company’s information technology, finance, compliance and human resources functions support the incident response team, including with respect to diagnosing and mitigating cybersecurity events.

Our cybersecurity policies and frameworks are based on industry and governmental standards to align closely with DoD requirements, instructions and guidance. The Company has adopted the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and Zero Trust Framework. The NIST Cybersecurity Framework models the best practices for security and the capabilities needed to identify, protect, detect and respond to cybersecurity risks and events, while the Zero Trust Framework addresses security challenges. We evaluate our physical, electronic and administrative safeguards on a continuous basis to ensure they are effectively deployed across the business.

The Company has implemented cybersecurity tools to enable a Zero Trust Network Access that includes an Internet Intrusion detection and response combined with an always-on virtual private network solution to reduce our external exposure. We utilize third-party tools to protect Redwire data and implemented the security and data protection technologies. The Company utilizes the industry leading endpoint protection tool recognized by Gartner. We employ threat protection firewalls at our facilities and perform network and vulnerability monitoring with industry leading tools.

We also work with trusted and leading third parties to help us assess and strengthen our information security program. We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits or consulting on best practices to address new challenges. These evaluations include testing both the design and operational effectiveness of security controls.

We have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to security risk assessments at the time of onboarding, contract renewal, and upon detection of an increase in risk profile. We use a variety of inputs in such risk assessments, including information supplied by providers and third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities and investigate security incidents that have impacted our third-party providers, as appropriate.

Similar to many other companies, we experience attempts to gain unauthorized access to our systems and information on a regular basis, and a number of our employees work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Despite our security measures, including employee training, our information technology and infrastructure are vulnerable to cyber-attacks, malicious intrusions, breakdowns, destruction, loss of data privacy, breaches due to employee error, malfeasance or other disruptions and we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our operations or financial results. See Item 1A. “Risk Factors” for further discussion of these risks.

Governance
The Company’s Board is responsible for the oversight of management’s process for identifying and mitigating risks, including cybersecurity risks. IT leadership of the Company briefs the Board on a quarterly basis regarding information security matters, including the current cybersecurity landscape, progress on information security initiatives and accomplishments, and an information security dashboard. The Board is apprised of cybersecurity incidents concluded to have a moderate or higher business impact, even if immaterial to us. In the event of an incident, we intend to follow our incident response process, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g. legal), as well as senior leadership and the Board, as appropriate.

Item 2. Properties
We operate from 12 locations in the United States and 2 locations in Europe consisting of offices, warehouses, service centers, laboratories and other facilities approximating 363,213 square feet as of December 31, 2023. The Company also retains use of additional storage and administrative space as needed to support operations, which are not included in the table below.

We lease all of our properties. The majority of leases are for varying term lengths up to nine years. Our locations range in size from 4,740 to 52,800 square feet.

Our headquarters is located in Jacksonville, Florida, in proximity to major NASA and other space offices and operations. In North America we have two facilities in California, four facilities in Colorado, two facilities in Florida, and one facility in Indiana, Massachusetts, New Mexico and Virginia, respectively. In Europe, we have one facility in Luxembourg and one in Belgium. Each of these facilities is strategically located near major national security or civil space community facilities, key customer facilities, commercial space centers and/or prestigious engineering talent pools.

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
For additional information on pending matters, please refer to Note N – Commitments and Contingencies of the accompanying notes to the consolidated financial statements. For further information on the risks associated with existing and future investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, please refer to Item 1A. “Risk Factors.”

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock and public warrants are listed on the New York Stock Exchange and trade under the symbols “RDW” and “RDW WS”, respectively. Each warrant entitles the registered holder to purchase one share of our common stock at a price of $11.50 per share, subject to certain adjustments. As of March 15, 2024, there were 65,578,724 shares of common stock outstanding and 8,188,811 public warrants outstanding.

Holders
As of March 15, 2024, there were 37 holders of our common stock and 11 holders of our warrants of record. These numbers do not include an estimate of the indeterminate number of beneficial holders whose shares and warrants may be held by brokerage firms and clearing agencies.

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

On May 1, 2023 and November 1, 2023, in accordance with the Convertible Preferred Stock Certificate of Designation, the Company issued 6,039.66 and 6,600.54 shares, respectively, of Series A Convertible Preferred Stock to holders of record as of April 15, 2023 and October 15, 2023, respectively, as a dividend paid-in-kind on the Convertible Preferred Stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Stock Performance Graph
Not applicable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. Certain information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Item 1A. “Risk Factors” and the "Cautionary Note Regarding Forward-Looking Statements” sections of this Annual Report on Form 10-K. Unless the context otherwise requires, all references in this section to the “Company,” “Redwire,” “we,” “us” or “our” refer to Redwire Corporation and its consolidated subsidiaries.
Business Overview
Redwire is a global leader in mission critical space solutions and high-reliability space infrastructure for the next generation space economy. Our “Heritage plus Innovation” strategy enables us to combine decades of flight heritage with an agile and innovative culture creating new, innovative technologies which are the building blocks of space infrastructure for government and commercial customers.

Redwire’s primary business model is providing mission critical solutions based on core space infrastructure offerings for government and commercial customers through long-duration projects. Our core space infrastructure offerings include a broad array of modern products and services, which have been enabling space missions since the 1960s and have been flight-proven on over 200 spaceflight missions, including missions such as the National Aeronautics and Space Administration’s (“NASA”) Artemis program, New Horizons and Perseverance, the Space Forces’ GPS, and the European Space Agency’s (“ESA”) Project for On-Board Autonomy (“PROBA”) programs. We are also a provider of innovative technologies with the potential to help transform the economics of space and create new markets for its exploration and commercialization.
Recent Developments
During the year ended December 31, 2023, the Company continued to deliver improved operations and financial performance year-over-year.
•Revenues increased 52% for the year ended December 31, 2023 compared to the same period in 2022.
•Selling, general and administrative expenses as a percentage of revenues decreased to 28% for the year ended December 31, 2023 from 44% during the same period in 2022.
•Net loss decreased 79% for the year ended December 31, 2023 compared to the same period in 2022.
•Net cash provided by operating activities was $1.2 million during the year ended December 31, 2023, as compared to net cash used in operating activities of $31.7 million during the same period in 2022.
•Contracted backlog increased year-over-year to $372.8 million as of December 31, 2023, as compared to $313.1 million as of December 31, 2022.

Macroeconomic Environment
We continue to evaluate the ongoing impact of adverse macroeconomic conditions including, among others, heightened inflation, rising interest rates, volatility in capital markets, supply chain disruptions, and regulatory challenges that have affected the Company’s cost of capital, financial condition and results of operations. During 2022, inflation and supply chain pressures adversely impacted the Company’s schedule of various programs and increased production costs, which impacted our revenues and gross margins. While the direct impact of the macroeconomic factors described above was limited during the year ended December 31, 2023, its long-term impacts on the business remain uncertain.

Results of Operations
For purposes of the following discussion and analysis, any financial impact related to the acquisition of Redwire Space NV (f/k/a QinetiQ Space NV) (“Space NV”) is referred to as the “Space NV Acquisition.”

Results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022
The following table presents our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022:

	Year Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	December 31, 2023	% of revenues	December 31, 2022	% of revenues
Revenues	$243,800	100%	$160,549	100%	$83,251	52%
Cost of sales	185,831	76	131,854	82	53,977	41
Gross margin	57,969	24	28,695	18	29,274	102
Operating expenses:
Selling, general and administrative expenses	68,525	28	70,342	44	(1,817)	(3)
Transaction expenses	13	—	3,237	2	(3,224)	(100)
Impairment expense	—	—	96,623	60	(96,623)	(100)
Research and development	4,979	2	4,941	3	38	1
Operating income (loss)	(15,548)	(6)	(146,448)	(91)	130,900	(89)
Interest expense, net	10,699	4	8,219	5	2,480	30
Other (income) expense, net	1,503	1	(16,075)	(10)	17,578	(109)
Income (loss) before income taxes	(27,750)	(11)	(138,592)	(86)	110,842	(80)
Income tax expense (benefit)	(486)	—	(7,972)	(5)	7,486	(94)
Net income (loss)	(27,264)	(11)	(130,620)	(81)	103,356	(79)
Net income (loss) attributable to noncontrolling interests	(1)	—	(3)	—	2	(67)
Net income (loss) attributable to Redwire Corporation	$(27,263)	(11)%	$(130,617)	(81)%	$103,354	(79)%

Revenues
Revenues increased by $83.3 million, or 52%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The year-over-year increase in revenues was driven by an increase of $43.3 million in contributed revenue from the Space NV Acquisition. Additionally, the increase was partially due to changes in contract mix, increase in average contract size and increased volume of production in the power generation and microgravity payloads.

Cost of Sales
Cost of sales increased $54.0 million, or 41%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The year-over-year increase in cost of sales was primarily driven by increased costs associated with revenue growth for the period and $36.7 million of contributed cost of sales from the Space NV Acquisition.

Gross Margin
Gross margin increased $29.3 million, or 102%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. As a percentage of revenues, gross margin was 24% and 18% for the year ended December 31, 2023 and 2022, respectively. The year-over-year increase in gross margin was primarily driven by an increase in large fixed-price contract awards as a percentage of revenues, completion of low gross margin contracts to improve the overall contract portfolio gross margin and gross margin contributions from the Space NV Acquisition.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased $1.8 million, or 3%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. As a percentage of revenues, SG&A expenses were 28% and 44% for the year ended December 31, 2023 and 2022, respectively. The year-over-year decrease in SG&A expenses as a percentage of revenue was primarily driven by a decrease in share-based compensation and legal expenses of $2.2 million and $1.6 million, respectively. This decrease also reflects the Company’s continued focus on cost discipline and streamlining corporate overhead costs to enhance operating leverage. These cost savings were partially offset by $12.8 million of contributed SG&A expenses from the Space NV Acquisition.

Transaction Expenses
Transaction expenses decreased $3.2 million or 100% for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The transaction expenses incurred during the year ended December 31, 2022 were primarily related to the

Redwire Space Technologies, Inc. (f/k/a Techshot, Inc.) and Space NV acquisitions while there were nominal expenses incurred during the year ended December 31, 2023.

Impairment Expense
Impairment expense decreased $96.6 million or 100% for the year ended December 31, 2023, as compared to the year ended December 31, 2022. There was no impairment charge recognized during the year ended December 31, 2023. In comparison, during the year ended December 31, 2022, the Company performed an interim and annual quantitative impairment assessment, which resulted in a non-cash, pre- and post-tax impairment charge of $96.6 million. Of this amount, $13.1 million related to property and equipment, $2.7 million related to right-of-use assets, $30.9 million related to intangible assets and $49.9 million related to goodwill. Please refer to Note T – Impairment Expense of the accompanying notes to the consolidated financial statements for additional information.

Research and Development
Research and development expenses for the year ended December 31, 2023 remained materially consistent as compared with the same period in 2022.

Interest Expense, net
Interest expense, net increased $2.5 million, or 30%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This increase was primarily related to an increase in our cost of capital due to unfavorable changes in variable interest rates on the Company’s debt obligations and increased borrowings on the revolving credit facility compared to the same period in 2022. Please refer to Note J – Debt of the accompanying notes to the consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net decreased from net other income to net other expense by $17.6 million, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This year-over-year decrease was primarily due to a $2.0 million loss as a result of an increase in the fair value of the Company’s private warrant liability for the year ended December 31, 2023 as compared to $17.8 million gain for the comparable period in 2022. This was partially offset due to a reduction in other expense of $1.1 million in costs related to the committed equity facility, primarily due to non-recurring costs incurred to enter into the facility during 2022. Please refer to Note D – Fair Value of Financial Instruments of the accompanying notes to the consolidated financial statements for additional information related to the private warrants and committed equity facility.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Year Ended
(in thousands, except percentages)	December 31, 2023	December 31, 2022
Income tax expense (benefit)	$(486)	$(7,972)
Effective tax rate	1.8%	5.8%
The decrease in our effective tax rate for the year ended December 31, 2023, as compared to the year ended December 31, 2022 is primarily due to the change in the fair market valuation of warrants, change in the valuation allowance, and the non-recurring impact of the non-deductible impairment of goodwill. Please refer to Note M – Income Taxes of the accompanying notes to the consolidated financial statements for additional information.

Net Income (Loss) Attributable to Noncontrolling Interests
The net income (loss) attributable to noncontrolling interests for the year ended December 31, 2023 remained materially consistent as compared with the same period in 2022.

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

Adjusted EBITDA is defined as net income (loss) adjusted for interest expense, net, income tax expense (benefit), depreciation and amortization, impairment expense, acquisition deal costs, acquisition integration costs, acquisition earnout costs, purchase accounting fair value adjustment related to deferred revenue, severance costs, capital market and advisory fees, litigation-related expenses, write-off of long-lived assets, equity-based compensation, committed equity facility transaction costs, debt financing costs, and warrant liability change in fair value adjustments. Pro Forma Adjusted EBITDA is defined as Adjusted EBITDA further adjusted for the incremental Adjusted EBITDA that acquired businesses would have contributed for the periods presented if such acquisitions had occurred on January 1 of the year in which they occurred. Accordingly, historical financial information for the businesses acquired includes pro forma adjustments calculated in a manner consistent with the concepts of Article 8 of Regulation S-X, which are ultimately added back in the calculation of Adjusted EBITDA. From March 2020 through December 31, 2023, the Company has completed nine acquisitions, and as such, we believe Pro Forma Adjusted EBITDA provides meaningful insights into the impact of strategic acquisitions as well as an indicative run rate of the Company’s future operating performance.

The table below presents a reconciliation of Adjusted EBITDA and Pro Forma Adjusted EBITDA to net income (loss), computed in accordance with U.S. GAAP for the following periods:

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022
Net income (loss)	$(27,264)	$(130,620)
Interest expense, net	10,699	8,220
Income tax expense (benefit)	(486)	(7,972)
Depreciation and amortization	10,724	11,288
Impairment expense	—	96,623
Acquisition deal costs (i)	13	3,237
Acquisition integration costs (i)	546	3,915
Purchase accounting fair value adjustment related to deferred revenue (ii)	15	139
Severance costs (iii)	313	1,311
Capital market and advisory fees (iv)	8,607	5,547
Litigation-related expenses (v)	1,235	2,877
Equity-based compensation (vi)	8,658	10,786
Committed equity facility transaction costs (vii)	259	1,364
Debt financing costs (viii)	17	102
Warrant liability change in fair value adjustment (ix)	2,011	(17,784)
Adjusted EBITDA	15,347	(10,967)
Pro forma impact on Adjusted EBITDA (x)	—	3,932
Pro Forma Adjusted EBITDA	$15,347	$(7,035)
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
iv.Redwire incurred capital market and advisory fees related to advisors assisting with transitional activities associated with becoming a public company, such as implementation of internal controls over financial reporting, and the internalization of corporate services, including, but not limited to, implementing enhanced enterprise resource planning systems.
v.Redwire incurred expenses related to the 2021 Audit Committee investigation and resulting securities litigation as further described in Note N of the accompanying notes to the consolidated financial statements.
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
During the first quarter of 2023, we made the following changes with respect to our KPIs:
•Changed the book-to-bill calculation to present this metric on an Last Twelve Months (“LTM”) basis, whereas prior period disclosures were presented on a year-to-date basis. Book-to-bill LTM is calculated by aggregation of quarterly revenues and contracts awarded for the last four quarters.
•Changed the backlog calculation to present only contracted backlog, whereas prior period disclosures also presented uncontracted backlog. There was no change in the calculation of contracted backlog.
Management believes these presentation changes will provide meaningful insights into contract award trends and increase comparability of the Company’s performance metrics with industry peers.
Book-to-Bill
Our book-to-bill ratio was as follows for the periods presented:

	Last Twelve Months
(in thousands, except ratio)	December 31, 2023	December 31, 2022
Contracts awarded	$300,042	$327,035
Revenues	243,800	160,549
Book-to-bill ratio	1.23	2.04
Book-to-bill is the ratio of total contracts awarded to revenues recorded in the same period. The contracts awarded balance includes firm contract orders, including time-and-material (“T&M”) contracts, awarded during the period and does not include unexercised contract options or potential orders under indefinite delivery/indefinite quantity contracts. Although the contracts awarded balance reflects firm contract orders, terminations, amendments, or contract cancellations may occur which could result in a reduction to the contracts awarded balance.
We view book-to-bill as an indicator of future revenue growth potential. To drive future revenue growth, our goal is for the level of contracts awarded in a given period to exceed the revenue recorded, thus yielding a book-to-bill ratio greater than 1.0.

Our book-to-bill ratio was 1.23 for the LTM ended December 31, 2023, as compared to 2.04 for the LTM ended December 31, 2022. For the LTM ended December 31, 2023, none of the contracts awarded balance relates to acquired contract value. For the LTM ended December 31, 2022, contracts awarded includes $109.8 million of acquired contract value from the Space NV acquisition, which was completed in the fourth quarter of 2022.

Backlog
The following table presents our contracted backlog as of December 31, 2023 and December 31, 2022, and related activity for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

(in thousands)	December 31, 2023	December 31, 2022
Organic backlog, beginning balance	$313,057	$139,742
Organic additions during the period	300,042	327,035
Organic revenue recognized during the period	(243,800)	(160,549)
Foreign currency translation	3,491	6,829
Organic backlog, ending balance	372,790	313,057

Acquisition-related contract value, beginning balance	—	—
Acquisition-related backlog, ending balance	—	—
Contracted backlog, ending balance	$372,790	$313,057

We view growth in backlog as a key measure of our business growth. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Our contracted backlog includes $19.3 million and $37.4 million in remaining contract value from T&M contracts as of December 31, 2023 and as of December 31, 2022, respectively.

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

Organic contract value includes the remaining contract value as of January 1 not yet recognized as revenue and additional orders awarded during the period for those entities treated as organic. Acquisition-related contract value includes remaining contract value as of the acquisition date not yet recognized as revenue and additional orders awarded during the period for entities not treated as organic. Organic revenue includes revenue earned during the period presented for those entities treated as organic, while acquisition-related revenue includes the same for all other entities, excluding any pre-acquisition revenue earned during the period. There is no acquisition-related backlog activity presented in the table above as all acquired entities have completed four fiscal quarters post-acquisition.

Although contracted backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog. In addition, some of our multi-year contracts are subject to annual funding. Management fully expects all amounts reflected in contracted backlog to ultimately be fully funded. Contracted backlog from foreign operations in Luxembourg and Belgium was $106.0 million and $129.9 million as of December 31, 2023 and December 31, 2022, respectively. These amounts are subject to foreign exchange rate translations from euros to U.S. dollars that could cause the remaining backlog balance to fluctuate with the foreign exchange rate at the time of measurement.

Liquidity and Capital Resources
Our operations are primarily funded with cash flows provided by operating activities, access to existing credit facilities, proceeds from the issuance of common stock under the B. Riley (as defined below) committed equity facility and proceeds from the 2022 sale of Series A Convertible Preferred Stock. As of December 31, 2023, we had $30.3 million in cash and cash equivalents and $18.0 million in available borrowings from our existing credit facilities.
Our primary requirements for liquidity and capital are for the Company’s material cash requirements, including working capital needs, satisfaction of our indebtedness and contractual commitments, investment in expanding our breadth and footprint through acquisitions as well as investment in facilities, equipment, technologies, and research and development for our growth initiatives and general corporate needs.

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

Indebtedness
Please refer to Note J – Debt of the accompanying notes to the consolidated financial statements for additional information related to the Company’s debt obligations.
Committed Equity Facility
On April 14, 2022, the Company entered into an $80.0 million common stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley”). The Purchase Agreement governs a committed equity facility that provides the Company with the right, without obligation, to sell and issue up to $80.0 million of its common stock over a period of 24 months to B. Riley at the Company’s sole discretion, subject to certain limitations and conditions. Please refer to Note D – Fair Value of Financial Instruments of the accompanying notes to the consolidated financial statements for additional information.

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

During the year ended December 31, 2023, the Company sold a total of 497,392 shares of the Company’s common stock for net proceeds of $1.2 million pursuant to the Purchase Agreement. As of December 31, 2023, the Company had 7,592,939 registered shares available for purchase under the committed equity facility.

Contractual Obligations
The following table presents our contractual obligations as of December 31, 2023:

	2024	2025	2026	2027	2028	Thereafter	Total
Adams Street Term Loan	$310	$310	$29,902	$—	$—	$—	$30,522
Adams Street Delayed Draw Term Loan	150	150	14,469	—	—	—	14,769
Adams Street Incremental Term Loan	320	320	30,948	—	—	—	31,588
Adams Street Revolving Credit Facility	—	—	12,000	—	—	—	12,000
2022 D&O Financing Loan	598	—	—	—	—	—	598
Total long-term debt maturities	1,378	780	87,319	—	—	—	89,477
Future minimum operating lease payments	4,582	4,098	3,509	3,371	1,852	1,572	18,984
Future minimum finance lease payments	564	479	363	289	136	—	1,831
Total contractual obligations	$6,524	$5,357	$91,191	$3,660	$1,988	$1,572	$110,292

As of December 31, 2023, the Company entered into an economic development agreement to serve as the anchor tenant at the Novaparke Innovation & Technology Campus in Floyd County, Indiana. In accordance with the agreement, the Company has committed to enter into a lease for a 30,000 square foot property upon completion of construction. Construction is not anticipated to be complete until fiscal year 2025, at which time the Company will enter into the associated lease agreement.

Cash Flows
The table below summarizes certain information from the consolidated statements of cash flows for the following periods:

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents at beginning of year	$28,316	$20,523
Operating activities:
Net income (loss)	(27,264)	(130,620)
Non-cash adjustments	21,700	94,900
Changes in working capital	6,795	4,063
Net cash provided by (used in) operating activities	1,231	(31,657)
Net cash provided by (used in) investing activities	(8,327)	(37,382)
Net cash provided by (used in) financing activities	9,060	76,560
Effect of foreign currency rate changes on cash and cash equivalents	(2)	272
Net increase (decrease) in cash and cash equivalents	1,962	7,793
Cash and cash equivalents at end of period	$30,278	$28,316

Operating activities
Net cash provided by operating activities was $1.2 million during the year ended December 31, 2023, as compared to net cash used in operating activities of $31.7 million during the same period in 2022, resulting in a $32.9 million decrease in the use of cash year-over-year. The change was primarily due to a decrease of $30.2 million in cash used related to the Company’s net loss and non-cash adjustments for the year ended December 31, 2023 in comparison to the same period in 2022 and an increase in cash provided by working capital related to increases in deferred revenue of $22.7 million partially offset by an increase in contract assets and accounts receivable of $5.4 million and $5.6 million, respectively, and a decrease in accounts payable and accrued expenses of $3.3 million. The changes in contract assets, accounts receivable and deferred revenue were primarily driven by the timing of billable milestones during the year ended December 31, 2023 compared to the same period in 2022. The decrease in accounts payable and accrued expenses is primarily a result of timing of payments and invoice receipt.
Investing activities
Net cash used in investing activities decreased $29.1 million for the year ended December 31, 2023 as compared to the same period in 2022. The decrease is primarily due to $33.2 million of cash used for the acquisition of Space NV in 2022, for which there is no comparable activity for the year ended December 31, 2023. This was partially offset by an increase in capital expenditures related to licensed software for internal-use.
Financing activities
Net cash provided by financing activities for the year ended December 31, 2023 decreased $67.5 million compared to the same period in 2022. The decrease was primarily due to proceeds received of $81.3 million from the issuance of convertible preferred stock during 2022, for which there is no comparable activity for the year ended December 31, 2023. This was partially offset by an increase in net proceeds received from debt $10.0 million during the year ended December 31, 2023 compared to net repayments of $1.0 million in the same period in 2022. The increase in proceeds received from debt was driven primarily by increased draws from the Adams Street Revolving Credit Facility during the year ended December 31, 2023 compared to the same period in 2022.

Foreign Currency Exposures
Our operations in Belgium and Luxembourg conduct transactions that are primarily denominated in euros, which limits our foreign currency exposure. However, changes in exchange rates will affect the Company’s consolidated financial statements as expressed in U.S. dollars.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates, assumptions and judgments that affect the amounts reported in our consolidated financial statements and accompanying notes to the consolidated financial statements. For the critical accounting estimates used in preparing our consolidated financial statements, we make assumptions and judgments that can have a significant impact on net revenues, cost and expenses, and other (income) expense, net, in our consolidated statements of operations and comprehensive income (loss), as well as, on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

We believe the following accounting policies are the most critical to the understanding of our consolidated financial statements and require the use of significant management judgment. For a summary of our significant accounting policies, please refer to Note B – Summary of Significant Accounting Policies of the accompanying notes to the consolidated financial statements.
Goodwill, Intangible and Long-lived Assets
Overview
The Company allocates the purchase price of an acquired business to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at acquisition date, with the excess recorded as goodwill. Identifiable finite-lived intangible assets from acquired businesses primarily consist of technology, trademarks, and customer relationships. The accounting for business combinations requires us to make significant estimates and assumptions, especially with respect to goodwill, intangible assets, and contingent consideration, which can be affected by contract performance and other factors over time. This may cause final amounts to differ materially from original estimates. Adjustments to the fair value of purchased assets and liabilities after the initial measurement period are recognized in net earnings.
Impairment Testing
The Company assesses goodwill and indefinite-lived intangible assets for impairment annually for impairment as of October 1st, or more frequently if events or circumstances indicate the carrying value may be impaired. Such events or circumstances may include, but are not limited to:
•deterioration in overall economic conditions;
•failure to reach our internal forecasts could impact our ability to achieve our forecasted levels of cash flows;
•adverse technological events that could impact our performance;
•volatility in equity and debt markets resulting in higher discount rates; and
•significant adverse changes in the regulatory environment or markets in which we operate.

Our goodwill and indefinite-lived intangible assets are allocated to and tested for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has four reporting units, Mission Solutions, Space Components, Engineering Services, and Redwire Europe, which were determined based on similar economic characteristics, financial metrics and product and servicing offerings. We may use both qualitative and quantitative approaches when testing goodwill and indefinite-lived intangible assets for impairment. In circumstances where a qualitative analysis indicates that the fair value of a reporting unit does not exceed its carrying value, a quantitative analysis is performed using an income approach.

When performing a quantitative analysis, the fair value of the Company’s reporting units are generally determined using a combination of an income approach based on a discounted cash flow (“DCF”) model as well as a market approach based on guideline public company revenues and earnings before interest, tax, depreciation and amortization multiples. Determining the fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and relevant transaction multiples. The cash flows employed in the DCF analysis are based on the Company best estimate of future revenues, gross margins, operating expenses, and cash flows with consideration for other factors, such as general market conditions, U.S. and foreign government budgets, existing contracted and uncontracted backlog, subcontractor agreements, changes in working capital, long-term business plans and historical operating performance. These estimates and judgments are based upon information available at the time and have been deemed reasonable by management as of the measurement date. The discount rates utilized in the DCF model are based on the respective reporting unit’s weighted average cost of capital (“WACC”), which takes into account the relative weights of debt and equity components within the Company’s existing capital structure and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the respective reporting unit. Actual results could differ from these assumptions.

During 2023, the Company performed its annual impairment tests for each of our reporting units and concluded there were no indicators that the fair value was more likely than not below carrying value. Therefore, no quantitative assessment was performed and no goodwill impairment was recognized during 2023. During 2022, the Company performed interim and annual impairment tests on its intangible assets, including goodwill, which resulted in impairment recognized during 2022. Please refer to Note T – Impairment Expense of the accompanying notes to the consolidated financial statements for additional information.

Finite-lived intangible assets and long-lived assets are amortized to expense over their estimated useful life on a straight-line basis or over the period the economic benefits of the intangible asset are consumed. The Company evaluates its intangible and long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset or asset group may be impaired. If events or changes in circumstances indicate that the carrying value of an asset or asset group may be impaired, the sum of the undiscounted expected future cash flows of the asset or asset group are compared to the asset or asset group’s carrying value. If the asset or asset group’s carrying value exceed the sum of undiscounted cash flows, the Company records an impairment loss equal to the excess of carrying amount over the estimated fair value of the asset or asset group.

During 2023, the Company identified no triggering events and therefore, no impairment assessment was performed on its intangible and long-lived assets. During 2022, the Company identified triggering events and performed impairment tests on its long-lived assets, including right-of-use assets. Please refer to Note T – Impairment Expense of the accompanying notes to the consolidated financial statements for additional information.
Revenue Recognition
The Company engages in long-term contracts, including firm fixed-price (“FFP”), cost-plus fixed fee (“CPFF”) and T&M for production and service activities. The Company recognizes revenue for performance obligations over time using the cost-to-cost method for FFP and CPFF contracts. Revenue from T&M contracts is recognized based on the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other direct billable costs. Revenue is recognized over time for FFP and CPFF contracts (versus point in time recognition) due to the fact that the Company’s performance creates an asset with no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. The portion of the payments retained by the customer or advance payment is not considered a significant financing component because it is used to facilitate inventory demands at the onset of a contract and to safeguard the Company from the failure of the other party to abide by some or all of their obligations under the contract.
Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to total estimated costs-at-completion (“EAC”). An EAC includes all direct costs and indirect costs directly attributable to a program or allocable based on our program cost pooling arrangements. Estimates regarding the Company’s cost associated with the design, manufacture and delivery of products and services are used in determining the EAC.
We prepare EACs for our FFP and CPFF contracts and calculate estimated revenues and costs over the life of our contracts. Accounting for long-term contracts requires significant judgment relative to estimating total contract revenues and costs, in particular, assumptions relative to the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed. The Company’s estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and EAC. Factors considered in these estimates include our historical performance, the availability, productivity and cost of labor, the nature and complexity of work to be performed, availability and cost of materials, components and subcontracts, the risk and impact of delayed performance and the level of indirect cost allocations. Changes in estimates are retrospectively applied and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods. When total EACs on a contract exceed the total revenue, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is evident.

Post-retirement Benefit Plans
Through the Space NV acquisition, the Company sponsors various post-retirement benefit plans for certain non-U.S. employees including three cash balance plans: (i) a defined benefit pension plan with risk-based coverage for death and disability benefits (collectively, the “Base Plan”) and (ii) two supplementary pension bonus plans that provide variable remuneration linked to employees’ performance (the “Performance Plans”). These cash balance plans are defined benefit plans which provide for post-retirement benefits based on employee and employer contributions and prescribed rates of return in accordance with Belgium Regulation. Accordingly, all Space NV employees are eligible to participate in the supplementary pensions immediately upon entry into service and until the legal age of retirement. The Company is also required to maintain dormant accounts for former employees who have elected not to transfer plan contributions to their new employer. In addition, Belgium Regulation currently provides for statutory minimum guaranteed returns on employee and employer contributions up to a specified annual rate.

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

As a result of the foregoing, the Company has determined that the unit of account is the insurance contract and therefore, on a plan-by-plan basis, recognizes the net funded status as either a net asset recorded within other non-current assets or a net liability recorded within other non-current liabilities within the consolidated financial statements. The funded status is measured as the difference between the fair value of each plan’s assets and the benefit obligation. The fair value of each plan’s assets and benefit obligation is measured annually, or more frequently, upon the occurrence of certain events such as a significant plan amendment, settlement, or curtailment.

Actuarial Assumptions
The benefit obligations and assets of the Company’s defined benefit pension plans are measured using actuarial valuations, which are derived based on the terms of the insurance contract and other key assumptions provided for under Belgium Regulation. The assumptions made in this analysis affect both the calculation of the benefit obligations as of the measurement date and the calculation of net periodic pension costs in subsequent periods. When reassessing these assumptions, the Company considers past and current market conditions and makes judgments about future market trends. The Company also considers factors such as the timing and amounts of expected contributions to the plans and expected benefit payments to plan participants. The following disclosures include information related to key assumptions used to determine the projected benefit obligation and plan assets, which drive the net funded status recognized on the Company’s consolidated financial statements.

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

The amount of plan assets includes amounts contributed by the employee and employer and amounts earned from investing the contributions, less benefits paid. In accordance with the Company’s group insurance policies, contributions are invested in commingled investment funds, consisting of underlying equity and fixed income securities, respectively. In accordance with Belgium Regulation, a member of a supplementary pension plan whose employment contract comes to an end has the right to transfer their vested reserves to the pension institution of their new employer, contingent upon certain conditions. Accordingly, for Accounting Standards Codification (“ASC”) 715 purposes, the best evidence of fair value for plan assets is the cash surrender value.

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

Net Periodic Benefit Cost
Net periodic benefit cost is estimated at the beginning of the year, based on beginning-of-the-year (or end-of-prior-year) plan balances and assumptions. These costs are presented in the consolidated statements of operations and comprehensive income (loss) as follows:
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

Private Warrants
Classification of the Company’s private warrants is based on management’s analysis of the guidance in ASC 815, Derivatives and Hedging, and in a statement issued by the Staff of the Securities and Exchange Commission regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” The Company determined that the private warrants meet the definition of a derivative and, therefore, are classified as a liability measured at fair value, subject to remeasurement at each reporting period. The Company measures the private warrant liability at fair value each reporting period with the change in fair value recorded as other (income) expense, net in the consolidated statements of operations and comprehensive income (loss).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company and is not required to provide the information required under this Item 7A.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Redwire Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Redwire Corporation and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operations and comprehensive income (loss), changes in equity (deficit), and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ KPMG LLP
We have served as the Company’s auditor since 2023.

Jacksonville, Florida
March 20, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Redwire Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Redwire Corporation and its subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations and comprehensive income (loss), of changes in equity (deficit), and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP
Jacksonville, Florida
March 31, 2023

We served as the Company's auditor from 2020 to 2023.

REDWIRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$30,278	$28,316
Accounts receivable, net	32,411	26,726
Contract assets	36,961	31,041
Inventory	1,516	1,469
Income tax receivable	636	688
Prepaid insurance	1,083	2,240
Prepaid expenses and other current assets	6,428	5,687
Total current assets	109,313	96,167
Property, plant and equipment, net of accumulated depreciation of $6,538 and $3,032, respectively	15,909	12,761
Right-of-use assets	13,181	13,103
Intangible assets, net of accumulated amortization of $18,509 and $11,247, respectively	62,985	66,871
Goodwill	65,757	64,618
Equity method investments	3,613	3,269
Other non-current assets	511	909
Total assets	$271,269	$257,698

Liabilities, Convertible Preferred Stock and Equity (Deficit)
Current liabilities:
Accounts payable	$18,573	$17,584
Notes payable to sellers	—	1,000
Short-term debt, including current portion of long-term debt	1,378	2,578
Short-term operating lease liabilities	3,737	3,214
Short-term finance lease liabilities	439	299
Accrued expenses	32,902	36,581
Deferred revenue	52,645	29,817
Other current liabilities	2,362	3,666
Total current liabilities	112,036	94,739
Long-term debt, net	86,842	74,745
Long-term operating lease liabilities	12,302	12,670
Long-term finance lease liabilities	1,137	579
Warrant liabilities	3,325	1,314
Deferred tax liabilities	2,402	3,255
Other non-current liabilities	400	506
Total liabilities	$218,444	$187,808
Commitments and contingencies (Note N – Commitments and Contingencies)

REDWIRE CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands of U.S. dollars, except share data)

	December 31, 2023	December 31, 2022
Convertible preferred stock, $0.0001 par value, 125,292.00 shares authorized; 93,890.20 and 81,250.00 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively. Liquidation preference of $187,780 and $162,500 as of December 31, 2023 and December 31, 2022, respectively(1).	$96,106	$76,365

Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 99,874,708 shares authorized; none issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 65,546,174 and 64,280,631 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	7	6
Treasury stock, 353,470 and 141,811 shares, at cost, as of December 31, 2023 and December 31, 2022, respectively	(951)	(381)
Additional paid-in capital	188,323	198,126
Accumulated deficit	(233,791)	(206,528)
Accumulated other comprehensive income (loss)	2,903	2,076
Total shareholders’ equity (deficit)	(43,509)	(6,701)
Noncontrolling interests	228	226
Total equity (deficit)	(43,281)	(6,475)
Total liabilities, convertible preferred stock and equity (deficit)	$271,269	$257,698
(1) Please refer to Note O – Convertible Preferred Stock for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

REDWIRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars, except share and per share data)

	Year Ended
	December 31, 2023	December 31, 2022
Revenues	$243,800	$160,549
Cost of sales	185,831	131,854
Gross margin	57,969	28,695
Operating expenses:
Selling, general and administrative expenses	68,525	70,342
Transaction expenses	13	3,237
Impairment expense(1)	—	96,623
Research and development	4,979	4,941
Operating income (loss)	(15,548)	(146,448)
Interest expense, net	10,699	8,219
Other (income) expense, net	1,503	(16,075)
Income (loss) before income taxes	(27,750)	(138,592)
Income tax expense (benefit)	(486)	(7,972)
Net income (loss)	(27,264)	(130,620)
Net income (loss) attributable to noncontrolling interests	(1)	(3)
Net income (loss) attributable to Redwire Corporation	(27,263)	(130,617)
Less: dividends on Convertible Preferred Stock	20,021	1,760
Net income (loss) available to common shareholders	$(47,284)	$(132,377)

Net income (loss) per common share:
Basic and diluted	$(0.73)	$(2.09)
Weighted-average shares outstanding:
Basic and diluted	64,654,153	63,324,416

Comprehensive income (loss):
Net income (loss) attributable to Redwire Corporation	$(27,263)	$(130,617)
Foreign currency translation gain (loss), net of tax	830	1,987
Total other comprehensive income (loss), net of tax	830	1,987
Total comprehensive income (loss)	$(26,433)	$(128,630)

(1) Please refer to Note T – Impairment Expense for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

REDWIRE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(In thousands of U.S. dollars, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	62,690,869	$6	—	$—	$183,024	$(75,911)	$103	$107,222	$—	$107,222
Equity-based compensation expense	—	—	—	—	10,786	—	—	10,786	—	10,786
Common stock issued under the committed equity facility	909,669	—	—	—	3,047	—	—	3,047	—	3,047
Committed equity facility fee settled in common stock	127,751	—	—	—	756	—	—	756	—	756
Common stock issued for share-based awards	427,941	—	—	—	—	—	—	—	—	—
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	141,811	(381)	—	—	—	(381)	—	(381)
Noncontrolling interests acquired in business combination	—	—	—	—	—	—	—	—	215	215
Foreign currency translation, net of tax	—	—	—	—	—	—	1,973	1,973	14	1,987
Net income (loss)	—	—	—	—	—	(130,617)	—	(130,617)	(3)	(130,620)
Other	124,401	—	—	—	513	—	—	513	—	513
Balance as of December 31, 2022	64,280,631	$6	141,811	$(381)	$198,126	$(206,528)	$2,076	$(6,701)	$226	$(6,475)
Equity-based compensation expense	—	—	—	—	8,658	—	—	8,658	—	8,658
Common stock issued under the committed equity facility	497,392	—	—	—	1,280	—	—	1,280	—	1,280
Common stock issued for share-based awards	768,151	1	—	—	—	—	—	1	—	1
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	211,659	(570)		—	—	(570)	—	(570)
Convertible preferred stock paid-in-kind dividend	—	—	—	—	(19,741)	—	—	(19,741)	—	(19,741)
Foreign currency translation, net of tax	—	—	—	—	—	—	827	827	3	830
Net income (loss)	—	—	—	—	—	(27,263)	—	(27,263)	(1)	(27,264)
Balance as of December 31, 2023	65,546,174	$7	353,470	$(951)	$188,323	$(233,791)	$2,903	$(43,509)	$228	$(43,281)

The accompanying notes are an integral part of the consolidated financial statements.

REDWIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Year Ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net income (loss)	$(27,264)	$(130,620)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	10,724	11,288
Amortization of debt issuance costs and discount	608	490
Equity-based compensation expense	8,658	10,786
(Gain) loss on change in fair value of committed equity facility	255	631
(Gain) loss on change in fair value of warrants	2,011	(17,784)
Deferred provision (benefit) for income taxes	(925)	(8,238)
Impairment expense	—	96,623
Income from equity method investments	(245)	(58)
Non-cash lease expense	327	264
Non-cash interest expense	525	690
Other	(238)	208
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(5,562)	(6,646)
(Increase) decrease in contract assets	(5,442)	813
(Increase) decrease in inventory	(44)	(978)
(Increase) decrease in prepaid insurance	1,157	579
(Increase) decrease in prepaid expenses and other assets	(928)	266
Increase (decrease) in accounts payable and accrued expenses	(3,280)	(1)
Increase (decrease) in deferred revenue	22,736	8,270
Increase (decrease) in operating lease liabilities	(325)	—
Increase (decrease) in other liabilities	(960)	1,760
Increase (decrease) in notes payable to sellers	(557)	—
Net cash provided by (used in) operating activities	1,231	(31,657)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(33,230)
Purchases of property, plant and equipment, net	(5,620)	(3,626)
Purchase of intangible assets	(2,707)	(526)
Net cash provided by (used in) investing activities	(8,327)	(37,382)

Cash flows from financing activities:
Proceeds received from debt	36,696	22,696
Repayments of debt	(26,683)	(23,658)
Payment of debt issuance fees to third parties	(163)	(1,254)
Repayment of finance leases	(395)	(55)
Proceeds from issuance of common stock	1,241	2,956
Payment of committed equity facility transaction costs	(571)	(161)
Proceeds from issuance of convertible preferred stock	—	81,250
Payments of issuance costs related to convertible preferred stock	(52)	(4,833)
Shares repurchased for settlement of employee tax withholdings on share-based awards	(570)	(381)
Payment of contingent earnout	(443)	—
Net cash provided by (used in) financing activities	9,060	76,560
Effect of foreign currency rate changes on cash and cash equivalents	(2)	272
Net increase (decrease) in cash and cash equivalents	1,962	7,793
Cash and cash equivalents at beginning of period	28,316	20,523
Cash and cash equivalents at end of period	$30,278	$28,316

The accompanying notes are an integral part of the consolidated financial statements.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note A – Description of the Business
Redwire Corporation (the “Company”) provides mission critical space solutions and high-reliability space infrastructure for the next generation space economy. The Company develops and provides core space infrastructure offerings for government and commercial customers through long-duration projects. These core offerings include technologies and production capability for avionics and sensors; power generation; structures and mechanisms; radio frequency systems; platforms, payloads and missions; and microgravity payloads. The Company serves both U.S. and international customers with these core offerings that have civil space, national security and commercial applications, with principal customers being agencies of the U.S. and European governments.

Note B – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

The Company uses a fiscal year ending on December 31st of each year. The Company consolidates all entities that are controlled by ownership of a majority voting interest. Additionally, there are situations in which consolidation is required even though the usual condition of consolidation does not apply. Generally, this occurs when an entity holds an interest in another business entity that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity’s voting interests in, and its exposure to the economic risks and potential rewards of, the other business entity. This disproportionate relationship results in what is known as a variable interest, and the entity in which the Company has the variable interest is referred to as a Variable Interest Entity (“VIE”). An entity must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Please refer to Note V – Joint Venture for additional information.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.

Management has prepared these estimates using the most current and best available information that are considered reasonable under the circumstances. However, actual results could differ materially from those estimates. Accounting policies subject to estimates include, but are not limited to, valuation of goodwill and intangible assets, contingent consideration, revenue recognition, income taxes, certain equity-based compensation awards, post-retirement benefit plans, paid-in-kind dividends, and warrant liabilities.

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

Business Combinations
The Company utilizes the acquisition method of accounting for all transactions and events in which it obtains control over one or more other businesses (even if less than 100% ownership is acquired), to recognize the fair value of all assets acquired and liabilities assumed and to establish the acquisition date fair value as of the measurement date.

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

Fair Value of Financial Instruments
The Company measures certain financial assets and liabilities, including, but not limited to, contingent consideration, at fair value. A hierarchy of valuation techniques is based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

Foreign Currency Translation
The Company’s consolidated financial statements are presented in U.S. dollars (“USD”), which is the functional currency of the Company. The local currency of our operations in Luxembourg and Belgium, the euro, is considered to be the functional currency of those operations. Assets and liabilities of the Company’s foreign subsidiaries, where the functional currency is the local currency, are translated into USD at exchange rates effective as of the balance sheet date. Revenues and expenses are translated using average exchange rates in effect for the periods presented.

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

The table below presents supplemental cash flow information during the following periods:

	Year Ended
	December 31, 2023	December 31, 2022
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$9,082	$6,868
Income taxes	—	—

Non-cash investing and financing activities:
Convertible Preferred Stock dividends paid-in-kind	$19,741	$—
Capital expenditures not yet paid	1,321	1,209
Equity financing transaction costs not yet paid	—	622

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

equivalents, certificates of deposit, accounts receivable and contract assets. The Company places its cash and cash equivalents with financial institutions of high-credit quality. At times, such amounts may exceed federally insured limits. Cash and cash equivalents on deposit or invested with financial and lending institutions was $30.3 million and $28.3 million, as of December 31, 2023 and December 31, 2022, respectively.

The Company provides credit to customers in the normal course of business. The carrying amount of current accounts receivable and contract assets are stated at cost, net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be fully collected. The allowance is based on the assessment of the following factors: customer creditworthiness, historical payment experience, age of outstanding accounts receivable and any applicable collateral.

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

The Company regularly evaluates its property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the Company determines that the carrying amount of an asset or asset group is not recoverable based upon the undiscounted expected future cash flows of the asset or asset group, the Company records an impairment loss equal to the excess of carrying amount over the estimated fair value of the asset or asset group.
During 2023, the Company identified no triggering events and therefore, no quantitative impairment assessment was performed on its long-lived assets. During 2022, the Company identified triggering events and performed impairment assessments on its long-lived asset groups. Please refer to Note G – Property, Plant and Equipment, net and Note T – Impairment Expense for additional information.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Leases
The Company is obligated under certain operating and finance leases for its facilities, vehicles and office equipment. The Company assesses whether an arrangement is a lease or contains a lease at inception of the arrangement. For arrangements considered leases, the Company assesses the lease for finance or operating classification and records a right-of-use (“ROU”) asset and lease liability as of the commencement date. The Company uses the date of initial possession as the lease commencement date, which is generally when the underlying asset becomes available for the Company’s specific use. The Company’s operating leases are included in right-of-use assets, short-term operating lease liabilities and long-term operating lease liabilities on the consolidated balance sheets. The Company’s finance leases consist primarily of vehicles and are included in property, plant and equipment, net, short-term finance lease liabilities and long-term finance lease liabilities on the consolidated balance sheets.

ROU assets represent the Company’s right to use the underlying asset for the lease term and are amortized over the shorter of the useful life of the asset and the lease term. Lease liabilities represent the present value of the Company’s obligations to make payments arising over the lease term. The present value of the lease payments is calculated using the incremental borrowing rate as of the lease commencement date, which reflects the fixed rate the Company would have to pay to borrow an amount equal to the future minimum lease payments over a similar term. Operating lease expense includes the sum of imputed interest expense and the amortization of ROU assets. For finance leases, interest is recognized and presented separately in interest expense, net on the consolidated statements of operations and comprehensive income (loss). The lease term includes renewal options which are reasonably certain to be exercised.

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

During 2023, the Company identified no triggering events and therefore, no quantitative impairment assessment was performed on its right-of-use assets. During 2022, the Company identified triggering events and performed impairment assessments on its long-lived asset groups, including right-of-use assets. Please refer to Note K – Leases and Note T – Impairment Expense for additional information.

Intangible Assets, including Goodwill
The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition.

Intangible assets include those acquired from the Company’s various business combinations as well as licensed software for internal-use. Licensed software is acquired solely to meet the Company’s internal needs which provides the right to take possession of the software and is hosted on the Company’s specific hardware components, as well as the capitalization of qualifying costs during the application development stage. Indefinite-lived intangible assets include tradenames and in-process research and development (“IPR&D”). Finite-lived intangible assets include customer relationships, technology, trademarks, and internal-use software. Finite-lived intangible assets are reported at cost, net of accumulated amortization, and are either amortized on a straight-line basis over their estimated useful lives or over the period the economic benefits of the intangible assets are consumed. IPR&D is recognized as an indefinite-lived intangible asset until completion or abandonment of the related project, then reclassified as a finite-lived intangible asset and amortized over the remaining useful life.

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

The Company estimates the fair value of each reporting unit using a combination of a discounted cash flow (“DCF”) analysis and market-based valuation methodologies such as comparable public company trading values and values observed in recent business acquisitions. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and transaction multiples. The cash flows employed in the DCF analysis are based on the Company best estimate of future revenues, gross margins, operating expenses, and cash flows with consideration for other factors, such as general market conditions, U.S. and foreign government budgets, existing contracted and uncontracted backlog, subcontractor agreements, changes in working capital, long-term business plans and historical operating performance. The discount rates utilized in the DCF analysis are based on the respective reporting unit’s weighted average cost of capital, which takes into account the relative weights of debt and equity components within the Company’s existing capital structure and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the respective reporting unit. The carrying value of each reporting unit includes the assets and liabilities employed in its operations, goodwill and allocations of certain assets and liabilities held at the corporate level. The Company compares the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess.

During 2023, the Company performed its annual impairment tests and concluded there were no indicators that the fair value of any reporting unit was more likely than not below carrying value. Therefore, no quantitative assessment was performed and no goodwill impairment was recognized during 2023. During 2022, the Company performed its annual impairment tests as well as an interim assessment on its intangible assets, including goodwill. Please refer to Note H – Intangible Assets, net, Note I – Goodwill, and Note T – Impairment Expense for additional information.

Equity Method Investments
Investments where the Company has the ability to exercise significant influence, but does not have control of the investee, are accounted for under the equity method of accounting and presented as equity method investments on the consolidated balance sheets. Significant influence typically exists if the Company has a 20% to 50% ownership interest in the investee. Under this method of accounting, the Company’s share of the net earnings or losses of the investee is included in other (income) expense, net on the consolidated statements of operations and comprehensive income (loss) since the activities of the investee are not closely aligned with the operations of the Company’s business.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Please refer to Note V – Joint Venture for additional information.

Derivative Financial Instruments
The Company evaluates its convertible instruments, options, warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives. The classification of derivative instruments, including whether such instruments should be recorded as assets, liabilities, or equity, is reassessed at the end of each reporting period. For equity-linked financial instruments, the Company must determine whether the underlying instrument is indexed to its own common stock in order to classify the derivative instrument as equity. Otherwise, the derivative asset or liability, including embedded derivatives discussed below, is recognized at fair value with subsequent changes in fair value recognized in the consolidated statements of operations and comprehensive income (loss).

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Private Warrants
Classification of the Company’s private warrants is based on management’s analysis of the guidance described above and a statement issued by the Staff of the Securities and Exchange Commission (“SEC”) regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” The Company determined that the private warrants meet the definition of a derivative and, therefore, are classified as a liability measured at fair value, subject to remeasurement at each reporting period. The Company measures the private warrant liability at fair value each reporting period with the change in fair value recorded as other (income) expense, net in the consolidated statements of operations and comprehensive income (loss).

Hybrid instruments
Hybrid instruments issued in the form of a share requires bifurcation of embedded features if (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The nature of the host instrument is therefore evaluated to determine if it is more akin to a debt-like or equity-like host. In this assessment, the Company considers the stated and implied substantive features of the contract as well as the economic characteristics and risks of the hybrid instrument. Each term and feature is then weighed based on the relevant facts and circumstances to determine the nature of the host contract. Terms and features of the hybrid instrument (i.e. embedded derivatives) are then assessed to determine if they must be bifurcated and separately accounted for as freestanding derivatives. Examples of embedded derivatives include, among others, conversion options, redemption features, make-whole provisions, contingent increases in dividend rates and participation rights.

Convertible Preferred Stock
Accounting for convertible instruments and contracts in the Company’s own equity requires an evaluation of the hybrid security to determine if liability classification is required. Liability classification is required for freestanding financial instruments that are not debt in legal form and are: (1) subject to an unconditional obligation requiring the issuer to redeem the instrument by transferring assets (i.e. mandatorily redeemable), (2) instruments other than equity shares that embody an obligation of the issuer to repurchase its equity shares, or (3) certain types of instruments that obligate the issuer to issue a variable number of equity shares. Securities classified in temporary equity are initially measured at the proceeds received, net of issuance costs and excluding the fair value of bifurcated embedded derivatives (if any). Subsequent measurement of the carrying value is not required until such time that the contingencies are resolved and reclassification as a liability is required.

Revenue Recognition
The Company’s contracts are subject to revenue recognition using a five-step model, which involves (i) identification of the contract, (ii) identification of performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the previously identified performance obligations, and (v) revenue recognition as the performance obligations are satisfied.

During step one of the five-step model, the Company considers whether contracts should be combined or separated, and based on this assessment, the Company combines closely related contracts when all the applicable criteria are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single contract, which should be combined to reflect an overall profit rate. Similarly, the Company may separate an arrangement, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria are met. Judgment is involved in determining whether a group of contracts may be combined or separated based on how the arrangement and the related performance criteria were negotiated. The conclusion to combine a group of contracts or separate a contract could change the amount of revenue and gross profit recorded in a given period.

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

The Company’s revenues are derived from the design and sales of components for spacecraft and satellites and the performance of engineering, modeling and simulation services related to spacecraft design and mission execution. Each promised good or service within a contract is accounted for separately, if they are distinct. Promised goods or services not meeting the criteria for being a distinct performance obligation are bundled into a single performance obligation with other goods or services that together meet the criteria for being distinct. The appropriate allocation of the transaction price and recognition of revenue is then applied for the bundled performance obligation. The Company has concluded that its service contracts generally contain a single performance obligation given the interrelated nature of the activities which are significantly customized and not distinct within the context of the contract.

Once the Company identifies the performance obligations, it determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. The Company’s contracts generally do not contain penalties, credits, price concessions, or other types of potential variable consideration. Prices are fixed at contract inception and are not contingent on performance or any other criteria.

The Company engages in long-term contracts for production and service activities and recognizes revenue for performance obligations over time. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. These contracts include both firm-fixed-price (“FFP”) and cost reimbursable contracts. The Company’s cost reimbursable contracts typically include cost-plus fixed fee (“CPFF”) and time-and-material (“T&M”) contracts. These long-term contracts involve the design, development, manufacture, or modification of components for spacecraft and satellites. For FFP and CPFF contracts, revenue is recognized over time (versus point in time recognition), as the Company’s performance creates an asset with no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date, and the customer receives the benefit as the Company builds the asset. For T&M contracts, the Company recognizes revenue in the amount for which the Company has a right to invoice the customer based on the control transferred to the customer.

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

For long-term contracts, the portion of the payments retained by the customer is not considered a significant financing component. At contract inception, the Company also expects that the lag period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will not constitute a significant financing component. Many of the Company’s long-term contracts have milestone payments, which align the payment schedule with the progress towards completion on the performance obligation. On some contracts, the Company may be entitled to receive an advance payment, which is not considered a significant financing component because it is used to facilitate inventory demands at the onset of a contract and to safeguard the Company from the failure of the other party to abide by some or all of their obligations under the contract.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Contract Balances
Contract balances result from the timing of revenue recognized, billings and cash collections, and the generation of contract assets and liabilities. Contract assets are presented as such on the Company’s consolidated balance sheets and represent revenue recognized in excess of amounts invoiced to the customer and the right to payment is not solely subject to the passage of time. Contract liabilities are presented as deferred revenue on the Company’s consolidated balance sheets and relate to advanced payments and billings in excess of revenues recognized and are recognized into revenue as the Company satisfies the underlying performance obligation, either over time as costs are incurred or as control is transferred to the customer.

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

	Year Ended
	December 31, 2023	December 31, 2022
Advertising costs	$1,199	$1,306

Research and Development Costs
Research and development costs are primarily made up of labor charges, prototype material, and development expenses. Research and development costs are expensed in the period incurred.

Post-retirement Benefit Plans
As a result of the Space NV acquisition, the Company sponsors various post-retirement benefit plans for certain non-U.S. employees including three cash balance plans: one defined benefit pension plan with risk-based coverage for death and disability benefits (collectively, the “Base Plan”) and two supplementary pension bonus plans that provides variable remuneration linked to employees’ performance (the “Performance Plans"). These cash balance plans are defined benefit plans which provide for post-retirement benefits based on employee and employer contributions and prescribed rates of return in accordance with Belgium Regulation. The Company’s policy is to cover 100% of all benefit obligations associated with supplementary pensions, bonus pensions, and other post-retirement benefits (i.e., death and disability) through group insurance policies. Accordingly, the Company recognizes the net funded status on a plan-by-plan basis as either an asset recorded within other non-current assets or a liability recorded within other non-current liabilities within the consolidated balance sheets. The net funded status is measured on a plan-by-plan basis as the difference between the fair value of each plan’s assets and the benefit obligation.

The net funded status is measured annually, or more frequently, upon the occurrence of certain events such as a significant plan amendment, settlement, or curtailment. Fair value is determined on a plan-by-plan basis and obligations are computed based on service and contributions to date, using actuarial valuations that are based in part on certain key economic assumptions, including the discount rates and the expected long-term rate of return on plan assets. The assumptions made in this analysis affect both the calculation of the benefit obligations and the calculation of net periodic benefit costs in subsequent periods. The fair value of plan assets includes amounts contributed by the employee and employer and amounts earned from investing the contributions, less benefits paid. Assumptions are reviewed on an annual basis, unless circumstances require an interim remeasurement of any of our plans.

Differences between the actual return and expected return on plan assets during the year and changes in the benefit obligation for the Company’s defined benefit pension plans due to changes in the annual valuation assumptions generate actuarial gains or losses. The Company has elected to immediately recognize actuarial gains or losses for each plan as a component of net periodic pension cost.

Please refer to Note R – Employee Benefit Plans for additional information related to the Company’s defined benefit plans.

Equity-based Compensation
The Company’s equity-based compensation plans are classified as equity plans and compensation expense is generally recognized over the vesting period of stock awards. The Company issues stock awards in the form of incentive units, non-qualified stock options, time-based restricted stock units and performance-based restricted stock units. The fair value of incentive units and stock options are

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

calculated on the grant date using the Black-Scholes Option Pricing Model (“OPM”). Given the absence of adequate historical data, the Company uses the simplified method to estimate the term of stock options granted to employees. The fair value of the time-based restricted stock units are calculated based on the closing market price of the Company’s common stock on the grant date. The fair value of the performance-based restricted stock units are valued using a Monte Carlo simulation model on the grant date.

The vesting of the incentive units is contingent on service-based, performance-based, and market conditions and, as such, the recognition of compensation expense is deferred until it is probable the performance conditions will be satisfied. Once it is probable that the performance conditions will be satisfied, unrecognized compensation expense is recognized based on the portion of the requisite service period that has been rendered. If the requisite period is complete, compensation expense is recognized regardless of market conditions being met.

For non-qualified stock options, time-based restricted stock units and performance-based restricted stock units, the Company recognizes the grant date fair value as compensation expense on a straight-line method over the vesting period (typically three years) and recognizes forfeitures as they occur.

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

Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933 registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments–Credit Losses (Topic 326), an amendment of the FASB Accounting Standards Codification (“ASC”). Subsequent to the issuance of ASU 2016-13, there were various updates that amended and clarified the impact of ASU 2016-13. ASU 2016-13 broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The amendments in ASU 2016-13 require an entity to record an allowance for credit losses for certain financial instruments and financial assets, including accounts receivable, based on expected losses rather than incurred losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The use of forecasted information incorporates more timely information in the estimate of expected credit losses. Effective January 1, 2023, the Company adopted ASU 2016-13 using a modified retrospective transition method with a cumulative effect adjustment in the period of adoption. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

related disclosures.

In January 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Subsequent to the issuance of ASU 2020-04, there were various updates that amended and clarified the impact of ASU 2020-04, including an update in December 2022, which deferred the sunset date in Topic 848 from December 31, 2022 to December 31, 2024. ASU 2020-04 provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The amendments in this ASU apply to all entities (subject to meeting certain criteria) that have contracts, hedging relationships, or other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company has elected the temporary expedients and exceptions afforded to entities with contract modifications affected by reference rate reform. The impact did not have a material impact on the Company’s consolidated financial statements or related disclosures.

Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually and require a public entity that has a single reportable segment to provide all the disclosures required by the amendments in the ASU and existing requirements under Topic 280. Additionally, it requires a public entity to disclose the title and position of the CODM. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adoption, which is expected to have an impact on disclosures with no impact on the Company’s results of operations, cash flows and financial condition.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign, as well as by jurisdiction, if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. The Company is currently evaluating the impact of adoption, which is expected to have an impact on disclosures with no impact on the Company’s results of operations, cash flows and financial condition.

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

October 31, 2022
Cash paid	$36,930
Purchase consideration	$36,930
Assets:
Cash	$3,700
Accounts receivable and other receivable	3,606

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

October 31, 2022
Contract assets	18,830
Prepaid expenses and other current assets	3,100
Property, plant and equipment	5,656
Right-of-use assets	1,166
Intangible assets	13,935
Equity method investments	3,000
Total assets	52,993

Liabilities:
Accounts payable	4,201
Short-term operating lease liabilities	199
Short-term finance lease liabilities	279
Accrued expenses	18,636
Deferred revenue	5,513
Other current liabilities	399
Long-term operating lease liabilities	908
Long-term finance lease liabilities	563
Deferred tax liabilities	2,727
Other non-current liabilities	281
Total liabilities	33,706
Fair value of net identifiable assets acquired	19,287
Less: Fair value of noncontrolling interests	215
Goodwill	$17,858

The following table summarizes the intangible assets acquired by class:

	October 31, 2022	Weighted average useful life in years
Technology	$4,700	7
Customer relationships	7,400	30
Software	235	2
IPR&D	1,600
Total intangible assets	$13,935

During the year ended December 31, 2023, the Company recorded a non-cash measurement period adjustment to goodwill of $0.5 million, which increased the balance of goodwill to $17.9 million as of December 31, 2023.

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

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The results of operations of Space NV for the period from October 31, 2022 to December 31, 2022 have been included in the results of operations for the year ended December 31, 2022. The table below presents the post-acquisition revenues, net income (loss) attributable to Redwire Corporation, and acquisition-related costs (included in transaction expenses) of Space NV included in the consolidated statements of operations and comprehensive income (loss) for the following period:

December 31, 2022
Post-acquisition revenues	$11,658

Net income (loss) attributable to Redwire Corporation	$(294)

Transaction expenses	$3,112

Pro Forma Financial Data (Unaudited)
The table below presents the pro forma combined results of operations for the business combination for the year ended December 31, 2022 as though the acquisition of Space NV had been completed as of January 1, 2021.

Year Ended
December 31, 2022
Revenues	$207,761
Net income (loss) attributable to Redwire Corporation	(129,645)
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

The Company incurred nominal costs during the year ended December 31, 2023 and $3.2 million of costs during the year ended December 31, 2022, related to completed acquisitions as of the respective periods. Costs incurred in 2022 were attributable to the Redwire Space Technologies, Inc. (f/k/a Techshot, Inc.) (“Techshot”) and Space NV acquisitions. These expenses are included in transaction expenses on the consolidated statements of operations and comprehensive income (loss) and are also reflected in the pro forma results for the periods presented in the table above.

Note D – Fair Value of Financial Instruments
Cash and cash equivalents, accounts receivable, contract assets, inventories, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue and other current liabilities are reflected on the consolidated balance sheets at amounts that approximate fair value because of the short-term nature of these financial assets and liabilities.

The fair value of the Company’s debt approximates its carrying value and is classified as Level 2 within the fair value hierarchy as it is based on discounted cash flows using a current borrowing rate.

Contingent Consideration
As of December 31, 2022, contingent consideration consisted of estimated future payments related to the Company’s acquisition of Redwire Space Solutions, LLC (f/k/a Roccor, LLC) (“Roccor”) in October 2020. As certain inputs are not observable in the market, contingent consideration payments are classified as Level 3 instruments and included in notes payable to sellers on the consolidated balance sheets. Significant changes in the significant unobservable inputs used in the Black-Scholes OPM to determine the fair value of contingent consideration would result in a significantly lower or higher fair value measurement. The Company adjusts the previous fair value estimate of contingent consideration at each reporting period based on changes in forecasted financial performance and overall risk as well as the period of time elapsed.

The purchase agreement with the sellers of Roccor awarded such sellers with a contingent right to an earnout payment from the Company upon the achievement of certain revenue milestones for the year ended December 31, 2021. The earnout amount was determined based on one of the following: (i) $0 if Roccor revenue for the year ended December 31, 2021 is less than $30.0 million, (ii) $1.0 million if Roccor revenue for the year ended December 31, 2021 is equal to or greater than $30.0 million but less than $40.0 million, (iii) $2.0 million if Roccor revenue for the year ended December 31, 2021 is equal to or greater than $40.0 million.

In January 2023, the Company paid the contingent earnout to the Roccor sellers in the amount of $1.0 million in accordance with the

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

purchase agreement. As of December 31, 2023, there was no additional contingent consideration payable to the Roccor sellers.

Committed Equity Facility
On April 14, 2022, the Company entered into a common stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, LLC (“B. Riley”). Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to direct B. Riley to purchase a specified amount of shares (each, a “Purchase”) over the 24-month period from Commencement (as defined in the Purchase Agreement). Shares issued to B. Riley under the Purchase Agreement cannot exceed 19.99% of the shares outstanding prior to the execution of the Purchase Agreement. In addition, the number of shares eligible to be purchased by B. Riley in a single Purchase may not exceed the lesser of (i) 50% of the Purchase Volume Reference Amount, defined as the total aggregate volume of the Company’s shares traded on the New York Stock Exchange (“NYSE”) during ten consecutive trading days prior to the Purchase date divided by ten, and (ii) 20% of the total number of the Company’s shares traded on the NYSE during the intraday purchase period, which is determined by the trading day on which B. Riley receives a valid purchase notice from the Company.

Pursuant to a Registration Rights Agreement entered into with B. Riley, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) on April 22, 2022, as amended by Post-Effective Amendment No. 1 to Form S-1 on Form S-3 filed on June 8, 2023, which registered an initial 9,000,000 shares of common stock to permit the subsequent resale of shares purchased under the committed equity facility.

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

Pursuant to the Purchase Agreement, the purchase price for each share of common stock is equal to 97% of the volume weighted average price (“VWAP”) on the applicable purchase date, which results in a 3% fee on the purchase of the Company’s common stock. During the year ended December 31, 2023, the Company sold 497,392 shares to B. Riley for net proceeds of $1.2 million. The VWAP of shares purchased by B. Riley ranged from $2.43 to $3.12 per share during the year ended December 31, 2023.

Based on the December 31, 2023 closing price of $2.85 per share and registered shares available for purchase under the committed equity facility of 7,592,939, the Company had $21.6 million of unused capacity under the committed equity facility as of December 31, 2023.

Private Warrants
In September 2021, the Company issued 7,732,168 private warrants in a transaction exempt from registration under securities regulations. The warrants, which are not listed for trading on a stock exchange, entitle the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will expire on September 2, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The private warrants were established as a liability at issuance. Classification of the private warrants as liability instruments was based on an analysis of the guidance in accordance with U.S. GAAP and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” The Company considered whether the private warrants display the three characteristics of a derivative, and concluded the private warrants meet the definition of a derivative. However, the private warrants fail to meet the equity scope exception and thus are classified as a liability measured at fair value, subject to remeasurement at each

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

reporting period. The changes in fair value of the private warrant liability were an increase of $2.0 million and a decrease of $17.8 million for the year ended December 31, 2023 and 2022, respectively. These changes in fair value are recognized as other (income) expense, net in the consolidated statements of operations and comprehensive income (loss).

The private warrants were valued using a modified Black-Scholes OPM. As certain inputs are not observable in the market, the private warrants are classified as Level 3 instruments within the fair value hierarchy. The table below presents the fair value per warrant and the valuation assumptions under the Black-Scholes OPM:

	December 31, 2023	December 31, 2022
Fair value per share	$0.43	$0.17
Warrants outstanding	7,732,168	7,732,168
Exercise price	$11.50	$11.50
Common stock price	$2.85	$1.98
Expected option term	2.67 years	3.67 years
Expected volatility	74.20%	60.70%
Risk-free rate of return	4.00%	4.10%
Expected annual dividend yield	—%	—%

The table below presents the Company’s financial instruments measured at fair value on a recurring basis:

		December 31, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Committed equity facility	Prepaid expenses and other current assets	$—	$—	$—	$—
Total assets		$—	$—	$—	$—

Liabilities:
Private warrants	Warrant liabilities	$—	$—	$3,325	$3,325
Contingent consideration	Notes payable to sellers	—	—	—	—
Total liabilities		$—	$—	$3,325	$3,325

		December 31, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Committed equity facility	Other non-current assets	$—	$—	$216	$216
Total assets		$—	$—	$216	$216

Liabilities:
Private warrants	Warrant liabilities	$—	$—	$1,314	$1,314
Contingent consideration	Notes payable to sellers	—	—	1,000	1,000
Total liabilities		$—	$—	$2,314	$2,314

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Changes in the fair value of Level 3 financial assets and liabilities were as follows:

Assets:	Committed Equity Facility	Total Level 3
December 31, 2021	$—	$—
Additions	756	756
Changes in fair value	(540)	(540)
Settlements	—	—
December 31, 2022	$216	$216
Additions	—	—
Changes in fair value	(216)	(216)
Settlements	—	—
December 31, 2023	$—	$—

Liabilities:	Contingent Consideration	Private Warrants	Total Level 3
December 31, 2021	$1,000	$19,098	$20,098
Additions	—	—	—
Changes in fair value	—	(17,784)	(17,784)
Settlements	—	—	—
December 31, 2022	$1,000	$1,314	$2,314
Additions	—	—	—
Changes in fair value	—	2,011	2,011
Settlements	(1,000)	—	(1,000)
December 31, 2023	$—	$3,325	$3,325
Note E – Accounts Receivable, net
The accounts receivable, net balance was as follows:

	December 31, 2023	December 31, 2022
Billed receivables	$28,926	$25,518
Unbilled receivables	3,485	1,208
Total accounts receivable, net	$32,411	$26,726

Accounts receivable are recorded for amounts to which the Company is entitled and has invoiced to the customer. Unbilled receivables, presented in the table above, consist of unbilled amounts under T&M contracts where billing and payment is subject solely to the passage of time.

Substantially all accounts receivable as of December 31, 2023 are expected to be collected in 2024. The Company does not believe there is a significant exposure to credit risk as the majority of the Company’s accounts receivable are due from U.S. and foreign governments or large prime contractors of such government entities. As a result, the allowance for credit losses was not material as of December 31, 2023 and 2022.

Note F – Inventory
The inventory balance was as follows:

	December 31, 2023	December 31, 2022
Raw materials	$1,452	$995
Work in process	64	474
Inventory	$1,516	$1,469

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note G – Property, Plant and Equipment, net
Property, plant and equipment, net were as follows:

	December 31, 2023			December 31, 2022
	United States	Europe	Total	United States	Europe	Total
Computer equipment	$1,755	$559	$2,314	$1,256	$252	$1,508
Furniture and fixtures	1,181	39	1,220	1,062	38	1,100
Laboratory equipment	5,086	594	5,680	3,646	483	4,129
Leasehold improvements	2,764	4,683	7,447	2,229	4,475	6,704
Finance lease ROU assets	—	2,004	2,004	—	944	944
Construction in process	3,782	—	3,782	1,408	—	1,408
Property, plant and equipment, gross	14,568	7,879	22,447	9,601	6,192	15,793
Less: accumulated depreciation	(4,631)	(1,907)	(6,538)	(2,785)	(247)	(3,032)
Total property, plant and equipment, net	$9,937	$5,972	$15,909	$6,816	$5,945	$12,761

There was no impairment recognized related to property, plant and equipment during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recognized impairment expense of $96.6 million, of which $13.1 million related to certain property, plant and equipment asset groups within the Mission Solutions reporting unit. Please refer to Note T – Impairment Expense for additional information related to this impairment.

The table below presents the depreciation expense related to property, plant and equipment for the following periods:

	Year Ended
	December 31, 2023	December 31, 2022
Depreciation expense	$3,512	$3,325

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note H – Intangible Assets, net
The intangible assets gross carrying amount and accumulated amortization were as follows:

	December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$39,824	$(6,181)	$33,643	21
Technology	32,861	(8,833)	24,028	15
Trademarks	3,172	(1,684)	1,488	9
Internal-use software licenses	3,256	(1,811)	1,445	4
In-process internal-use software	2,081	—	2,081
Indefinite-lived intangible assets:
Cosmos Tradename	300	—	300
IPR&D	—	—	—
Total intangible assets	$81,494	$(18,509)	$62,985

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$39,593	$(4,037)	$35,556	21
Technology	30,954	(5,012)	25,942	13
Trademarks	3,172	(1,278)	1,894	7
Internal-use software licenses	2,387	(920)	1,467	3
Indefinite-lived intangible assets:
Cosmos Tradename	300	—	300
IPR&D	1,712	—	1,712
Total intangible assets	$78,118	$(11,247)	$66,871

There was no impairment recognized related to intangible assets during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recognized impairment expense of $96.6 million, of which $30.9 million related to intangible assets within the Mission Solutions reporting unit. Please refer to Note T – Impairment Expense for additional information related to this impairment.

The table below presents the amortization expense related to intangible assets for the following periods:

	Year Ended
	December 31, 2023	December 31, 2022
Amortization expense	$7,212	$7,963

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the future amortization expense on intangible assets as of December 31, 2023:

Year	Total
2024	$6,816
2025	5,968
2026	5,465
2027	5,111
2028	4,743
Thereafter	32,501
Total future amortization expense on intangible assets	$60,604

Note I – Goodwill

The changes in the carrying amount of goodwill were as follows:

	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance of goodwill as of December 31, 2021	$96,314	$—	$96,314
Goodwill arising from the Space NV acquisition	17,313	—	17,313
Impairment expense	—	(49,916)	(49,916)
Change arising from impact of foreign currency	907	—	907
Balance of goodwill as of December 31, 2022	$114,534	$(49,916)	$64,618
Measurement period adjustment - Space NV	545	—	545
Change arising from impact of foreign currency	808	(214)	594
Balance of goodwill as of December 31, 2023	$115,887	$(50,130)	$65,757

During the year ended December 31, 2023, the Company settled the net working capital adjustment with the seller and finalized its settlement with Redu Space Service SA/NV (“RSS”) related to the transfer of all maintenance and operations services (“M&O Services”) in April 2022 from Redu Operation Services SA/NV (“ROS”) to RSS, including personnel, and the termination of the subcontractor relationship between ROS and RSS. These settlements resulted in non-cash measurement period adjustments to the estimate of amounts receivable from the seller, accounts receivable, prepaid and other assets, accounts payable, accrued expenses, other current liabilities with a corresponding adjustment to goodwill as of the acquisition date.

There was no impairment recognized related to goodwill during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recognized impairment expense of $96.6 million, of which $49.9 million related to goodwill on the Mission Solutions reporting unit. Please refer to Note T – Impairment Expense for additional information related to this impairment.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note J – Debt
The table below presents details of the Company’s debt as of the following periods and the effective interest rate as of December 31, 2023:

	Effective interest rate	December 31, 2023	December 31, 2022
Adams Street Term Loan	12.27%	$30,522	$30,626
Adams Street Revolving Credit Facility	16.71	12,000	—
Adams Street Delayed Draw Term Loan	12.27	14,769	14,819
Adams Street Incremental Term Loan	12.14	31,588	31,695
D&O Financing Loans	1.92	598	1,798
Total debt		89,477	78,938
Less: unamortized discounts and issuance costs		1,257	1,615
Total debt, net		88,220	77,323
Less: Short-term debt, including current portion of long-term debt		1,378	2,578
Total long-term debt, net		$86,842	$74,745
Adams Street Capital Credit Agreement
On October 28, 2020, the Company entered into a credit agreement with Adams Street Capital (the “Adams Street Credit Agreement”), the terms of which were subsequently modified by various amendments through December 31, 2023. As amended, the Adams Street Credit Agreement includes (i) a $31.0 million term loan commitment, (ii) a $15.0 million delayed draw term loan, (iii) a $32.0 million incremental term loan, and (iv) a $30.0 million revolving credit facility commitment, all of which mature on October 28, 2026. During the year ended December 31, 2023, the Company borrowed $35.5 million and repaid $23.5 million on the revolving credit facility. As of December 31, 2023, the Company had $12.0 million of borrowings outstanding under the Company’s revolving credit facility and the remaining capacity was $18.0 million.

As of December 31, 2023, the outstanding principal on the Adams Street Credit Agreement incurs cash interest in accordance with the prime rate plus the applicable rates as set forth in the table below:

	Eurocurrency Rate	Base Rate
Term loans	6.00%	5.00%
Revolving credit facility:
Aggregate principal of $5.0 million or less	6.00	5.00
Aggregate principal in excess of $5.0 million	7.50	6.50

As amended in March 2022, AE Industrial Partners Fund II, LP (“AEI”) and certain of its affiliates (the “AEI Guarantors”), provided a limited guarantee for the payment of outstanding revolving loans in excess of $10.0 million, with a $15.0 million cap in the aggregate. In the event that the AEI Guarantors are required to make payments to the lenders under the Adams Street Capital Credit Agreement pursuant to the terms of the limited guarantee, each AEI Guarantor would be subrogated to the rights of the lenders. In connection with the limited guarantee, the Company agreed to pay to the AEI Guarantors, a fee equal to 2% of any amount actually paid by such guarantors under the limited guarantee. The fee is waivable by the AEI Guarantors at their discretion.

As amended in August 2022, the outstanding principal on the term loans and revolving loans under the Adams Street Credit Agreement incurs additional interest to be paid-in-kind (“PIK”) of 2.00% per annum, which is accrued and added to the outstanding principal balance until the Company is in compliance with the consolidated total net leverage ratio. The requirement to comply with the consolidated total net leverage ratio was suspended through September 30, 2023, and such compliance resumed with the fiscal quarter ending December 31, 2023. In addition, the Company was required to maintain a minimum liquidity covenant of $5.0 million measured on the last day of each fiscal month commencing with the month ending September 30, 2022 through September 30, 2023. During the second quarter of 2023, in accordance with the provisions of the Adams Street Credit Agreement, as amended, the Company met certain requirements to end the incremental 2.00% per annum PIK interest, effective May 1, 2023. The previously suspended requirement to comply with the consolidated total net leverage ratio as discussed above, is no longer in effect and the Company is required to comply with the consolidated total net leverage ratio as of December 31, 2023.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

There was $0.5 million and $0.7 million accrued PIK interest on the Adams Street Credit Agreement recorded during the year ended December 31, 2023 and 2022, respectively.

In June 2023, the Company entered into the Sixth Amendment to the Adams Street Credit Agreement, in which the LIBOR-based interest rate applicable to borrowings under the Adams Street Credit Agreement was replaced with a SOFR-based interest rate in advance of the cessation of LIBOR which occurred on June 30, 2023.

In December 2023, the Company entered into a Seventh Amendment to the Adams Street Credit Agreement, in which the commitments under the revolving credit facility increased from $25.0 million to $30.0 million.

The Adams Street Capital Credit Agreement, as amended, contains certain customary representations and warranties, affirmative and other covenants and events of default, including among other things, payment defaults, breach of representations and warranties, and covenant defaults.

As of December 31, 2023 and 2022, the Company was in compliance with its covenant requirements, as amended.

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

The maturities of the Company’s long-term debt outstanding as of December 31, 2023 are as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
Adams Street Term Loan	$310	$310	$29,902	$—	$—	$—	$30,522
Adams Street Delayed Draw Term Loan	150	150	14,469	—	—	—	14,769
Adams Street Incremental Term Loan	320	320	30,948	—	—	—	31,588
Adams Street Revolving Credit Facility	—	—	12,000	—	—	—	12,000
2022 D&O Financing Loan	598	—	—	—	—	—	598
Total long-term debt maturities	$1,378	$780	$87,319	$—	$—	$—	$89,477

The table below presents the interest expense on debt, including the amortization of discounts and issuance costs for the following periods:

	Year Ended
	December 31, 2023	December 31, 2022
Interest expense on debt	$10,702	$8,220

Note K – Leases
The Company has entered into and acquired long-term leasing arrangements for the right to use various classes of underlying assets, including facilities, vehicles and office equipment. Certain facility leases contain predetermined fixed escalation of minimum rents at stated rates ranging from 2.00% to 4.00% per annum and three leases with annual escalations based on certain price indices. In addition, certain facility leases include renewal options that could extend the lease term for up to an additional ten years. The office equipment lease contains a renewal option that could extend the lease to consecutive 60-day terms and a purchase option.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Total Lease Costs
The following table summarizes total lease costs for the period:

	Year Ended
	December 31, 2023	December 31, 2022
Finance lease cost:
Amortization of ROU assets	$434	$54
Interest on lease liabilities	98	6
Operating lease costs	4,251	3,339
Variable lease costs	29	—
Short-term lease costs	230	251
Total lease costs	$5,042	$3,650
Total lease costs are included in selling, general and administrative expenses and cost of sales on the consolidated statements of operations and comprehensive income (loss).

There was no impairment recognized related to ROU assets during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recognized impairment expense of $96.6 million, of which $2.7 million related to certain ROU assets within the Mission Solutions reporting unit. Please refer to Note T – Impairment Expense for additional information related to this impairment.

Supplemental Balance Sheet Information
The following table presents supplemental balance sheet information related to the Company’s operating and finance leases:

	December 31, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Right-of-use assets, net reflected in the following balance sheet line items:
Property, plant and equipment, net	$—	$1,551	$—	$899
Right-of-use assets	13,181	—	13,103	—
Total right-of-use assets	$13,181	$1,551	$13,103	$899

Current lease balance reflected in the following balance sheet line items:
Short-term operating lease liabilities	$3,737	$—	$3,214	$—
Short-term finance lease liabilities	—	439	—	299

Non-current lease balance reflected in the following balance sheet line items:
Long-term operating lease liabilities	12,302	—	12,670	—
Long-term finance lease liabilities	—	1,137	—	579
Total lease liabilities	$16,039	$1,576	$15,884	$878

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Other Supplemental Information
The following table presents other supplemental information related to the Company’s leases:

	Year Ended
	December 31, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$4,273	$492	$3,076	$61
Right-of-use assets obtained in exchange for new lease liabilities	3,418	1,167	8,615	944

Weighted average remaining lease term (in years)	4.4	3.8	4.8	3.1
Weighted average discount rate	6.3%	8.4%	5.6%	9.3%

Future Lease Obligations
As of December 31, 2023, the future annual minimum lease payments for lease liabilities are as follows:

Year	Operating Leases	Finance Leases
2024	$4,582	$564
2025	4,098	479
2026	3,509	363
2027	3,371	289
2028	1,852	136
Thereafter	1,572	—
Total lease payments	18,984	1,831
Less: imputed interest	2,945	255
Present value of lease liabilities	$16,039	$1,576

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

As of December 31, 2023 and 2022, there were 8,188,811, respectively, public warrants issued and outstanding.

Private Warrants
The terms and provisions of the public warrants above also apply to the private warrants. If the private warrants are held by holders other than the original holders or their respective permitted transferees, the private warrants will be redeemable by the Company and exercisable by the holders on the same basis as the public warrants. The original holders and their respective permitted transferees have the option to exercise the private placement warrants on a cashless basis.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

As of December 31, 2023 and 2022, there were 7,732,168, respectively, private warrants issued and outstanding.

Refer to Note D – Fair Value of Financial Instruments for information on the Level 3 inputs used to value the private warrants.
Note M – Income Taxes
The table below presents the current and deferred components of income tax expense (benefit) for the following periods:

	Year Ended
	December 31, 2023	December 31, 2022
Current:
Federal	$—	$—
State	(73)	33
Foreign	512	259
Total current income tax expense (benefit)	439	292

Deferred:
Federal	48	(6,317)
State	62	(1,963)
Foreign	(1,035)	16
Total deferred income tax expense (benefit)	(925)	(8,264)

Total income tax expense (benefit)	$(486)	$(7,972)

A reconciliation of the U.S. federal statutory income tax expense to actual income tax expense is as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Income (loss) before income taxes	$(27,750)	$(138,592)
Federal statutory income tax rate	21.0%	21.0%
Expected federal provision (benefit) for income taxes at the federal statutory income tax rate	(5,828)	(29,104)
State income tax (benefit), net of federal tax benefit	(1,190)	(5,394)
Change in fair value of warrants	422	(3,735)
Nondeductible impairment of goodwill	—	10,483
Permanent differences	136	226
Tax (benefits) / non-deductible expenses related to equity-based compensation	984	1,784
Acquisition costs	—	620
Change in valuation allowance	4,808	18,498
Other	182	(1,350)
Total income tax expense (benefit)	$(486)	$(7,972)

Effective tax rate	1.8%	5.8%
The effective tax rate for 2023 differs from the U.S. federal income tax rate of 21.0% primarily due to equity-based compensation, state income tax expense, and the valuation allowance. The effective tax rate for 2022 differs from the U.S. federal income tax rate of 21.0% primarily due to nondeductible compensation costs on the Class P Unit Incentive plan and other equity-based compensation, state income tax expense, the valuation allowance, and non-deductible impairment of goodwill.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the components of deferred tax assets, net and deferred tax liabilities:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Accrued expenses and reserves	$1,992	$4,997
Capitalized research and development expenses	2,241	1,182
Tax credit carryforwards	240	230
Deferred revenue	1,217	—
Net operating loss carryforwards	20,371	19,303
Interest disallowance	6,640	4,046
Equity-based compensation	1,580	1,053
Lease liability	4,454	4,293
Other assets	54	19
Total deferred tax assets	38,789	35,123
Less: valuation allowance	(23,821)	(19,013)
Deferred tax assets, net of valuation allowance	14,968	16,110

Deferred tax liabilities:
Right-of-use asset	$(3,725)	$(3,584)
Deferred revenue	—	(1,498)
Depreciation and amortization	(13,523)	(13,712)
Other	(122)	(571)
Deferred tax liabilities	(17,370)	(19,365)
Total net deferred tax assets (liabilities)	$(2,402)	$(3,255)

The Company considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized in assessing the realizability of deferred tax assets. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (“NOL”) and tax credit carryforwards are available. The Company recorded a valuation allowance against substantially all of the domestic net deferred tax assets as of December 31, 2023 and 2022, respectively. The Company intends to continue to maintain the valuation allowance until there is sufficient evidence to support the reversal of all or some portion of these valuation allowances.

The table below presents the change in valuation allowance for the following periods:

Valuation allowance as of December 31, 2021	$(515)
Income tax expense	(18,498)
Valuation allowance as of December 31, 2022	$(19,013)
Income tax expense	(4,808)
Valuation allowance as of December 31, 2023	$(23,821)

As of December 31, 2023, the Company had $75.3 million of net operating losses resulting in U.S. federal, state (net), and foreign deferred tax assets of $15.8 million, $3.6 million, and $0.9 million, respectively. The $15.8 million in U.S. federal net operating loss carryforwards may be carried forward indefinitely to reduce future taxable income for U.S. federal tax purposes, while certain state net operating loss carryforwards will begin to expire in 2038 and foreign net operating loss carryforwards begin to expire in 2037.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents changes in reserves for unrecognized income tax benefits for the following periods:

	Year Ended
	December 31, 2023	December 31, 2022
Unrecognized tax benefits, beginning of period	$1,380	$1,380
Increase (decrease) for tax positions taken related to a prior period	—	—
Increase (decrease) for tax positions taken during the current period	—	—
Unrecognized tax benefits, end of period	$1,380	$1,380

During the year ended December 31, 2023 and 2022, the Company did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. As of December 31, 2023, the Company’s estimated gross unrecognized tax benefits were $1.4 million, of which $1.3 million, if recognized, would favorably impact the Company’s future earnings. The Company believes there will be no material changes to unrecognized tax benefits within the next twelve months. Due to uncertainties in any tax audit outcome, estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ from the estimates. During December 31, 2023 and 2022, the Company did not recognize any interest and penalties in the consolidated statements of operations and comprehensive income (loss).

The Company and its subsidiaries file income tax returns in various U.S. and foreign jurisdictions. As of December 31, 2023, the Company is subject to examination by the IRS for tax years beginning in 2020. The Company is open to state income tax examinations until the applicable statute of limitations expires, generally four years after tax return filing; however, the ability for the taxing authority to adjust tax attribute carryforwards will continue until the applicable statute of limitations expires after tax attribute utilization or expiration.

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
Legal Proceedings
The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against it and intends to defend itself vigorously. Excluding pending matters disclosed below, the outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s consolidated financial statements. The Company recognizes legal expenses when incurred as selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss).

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

On December 17, 2021, the Company, our Chairman and Chief Executive Officer, Peter Cannito, and then current, but now former Chief Financial Officer, William Read, were named as defendants in a putative class action complaint filed in the United States District Court for the Middle District of Florida. That litigation is captioned Lemen v. Redwire Corp. et al., Case No. 3:21-cv-01254-TJC-PDB (M.D. Fla.). On March 7, 2022, the Court appointed a lead plaintiff. On June 17, 2022, the lead plaintiff filed an amended complaint. In the amended complaint, the lead plaintiff alleges that the Company and certain of its directors and officers made misleading statements and/or failed to disclose material facts about the Company’s business, operations, and prospects, allegedly in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act. As relief, the plaintiffs are seeking, among other things, compensatory damages. The defendants believe the allegations are without merit and intend to defend the suit vigorously. On August 16, 2022, the defendants moved to dismiss the complaint in its entirety, and such motion was denied by the Court on March 22, 2023. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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

Commitments
During the year-ended December 31, 2023, the Company entered into an economic development agreement to serve as the anchor tenant at the Novaparke Innovation & Technology Campus in Floyd County, Indiana. In accordance with the agreement, the Company has committed to enter into a lease for a 30,000 square foot property upon completion of construction. Construction is not anticipated to be complete until fiscal year 2025, at which time the Company will enter into the associated lease agreement.

Note O – Convertible Preferred Stock
The table below presents activity of the Company’s Series A Convertible Preferred Stock:

	Shares	Amount
Balance as of December 31, 2022	81,250.00	$76,365
Dividends paid-in-kind	12,640.20	19,741
Balance as of December 31, 2023	93,890.20	$96,106

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

On October 31, 2023, the Company filed a Certificate of Amendment of Certificate of Designation of the Company (the "Amendment to the Certificate of Designation"), which was filed solely to increase the amount of shares designated as Convertible Preferred Stock, par value $0.0001 per share, to 125,292.00.

On May 1, 2023 and November 1, 2023, in accordance with the Convertible Preferred Stock Certificate of Designation, the Company issued 6,039.66 and 6,600.54 shares, respectively, of Series A Convertible Preferred Stock to holders of record as of April 15, 2023 and October 15, 2023, respectively, as a dividend paid-in-kind (“PIK”) on the Convertible Preferred Stock. As the Company has the option of paying dividends on the Convertible Preferred Stock in either cash or in kind, the PIK dividend is recorded at fair value as of the respective declaration date. The fair value of the PIK dividend as of April 15, 2023 and October 15, 2023 was $9.0 million and

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

$10.7 million, respectively, which was recorded against additional paid-in-capital since the Company has an accumulated loss. The fair value of the May 2023 and November 2023 PIK dividends was calculated using the accrued value per share after a remaining term of 2.5 years and 3.5 years, respectively, on an as-converted basis, or $1,495 per share and $1,623 per share, respectively.

The investment agreements contain customary representations, warranties and covenants of the Company and Investors.

Bain Capital Director and Nominees
For so long as Bain Capital has record and beneficial ownership of at least 50% of the Purchased Shares issued to it as of November 3, 2022, Bain Capital will have the right to designate one member to the Company’s Board of Directors (the “Board”).

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

As of December 31, 2023, the 93,890.20 outstanding shares of Convertible Preferred Stock were convertible into approximately 31,452,478 shares of the Company’s common stock. The holders of Convertible Preferred Stock are entitled to vote with the holders of common stock, on an as-converted basis. In addition, holders of Convertible Preferred Stock have the right, at their option and at any time, to convert their shares into shares of common stock. Each share of Convertible Preferred Stock will mandatorily convert upon achieving thresholds related to the Company’s market capitalization and profitability metrics and the Company is required to make an offer to repurchase the outstanding Convertible Preferred Stock upon a fundamental change.

Dividends on the Convertible Preferred Stock can be paid in either cash or in kind in the form of additional shares of Convertible Preferred Stock, at the option of the Company, subject to certain exceptions. If paid in cash, such dividends will be paid at a rate of 13% per annum, subject to certain adjustments and exceptions or, if the Company issues PIK dividends, at a rate of 15% per annum, subject to certain adjustments and exceptions. Each holder of Convertible Preferred Stock has been given certain registration rights pursuant to the Registration Rights Agreement, dated October 28, 2022. As of December 31, 2023, the accumulated but not declared or paid dividends on the Convertible Preferred Stock were $2.0 million.

Based on an evaluation of the investment agreements, the Company determined that the Convertible Preferred Stock is contingently or optionally redeemable and, therefore, does not require liability classification. However, due to the Convertible Preferred Stock being redeemable at the option of the holder or upon a fundamental change, which includes events that are not fully within the Company’s control, it was determined that the Convertible Preferred Stock should be classified as one line item in temporary (mezzanine) equity on the Company’s consolidated balance sheets.

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

Accrued Value, defined as Initial Value plus accrued and unpaid dividends, whether or not declared. As of December 31, 2023, and 2022, the liquidation preference of the Convertible Preferred Stock was $187.8 million and $162.5 million, respectively.

Note P – Shareholders’ Equity
On September 2, 2021, the Company approved the authorization to issue up to 500,000,000 shares of common stock at a $0.0001 par value per share and 100,000,000 shares of preferred stock at a $0.0001 par value per share.

Committed Equity Facility with B. Riley Principal Capital, LLC
On April 14, 2022, the Company entered into the Purchase Agreement and a Registration Rights Agreement with B. Riley. Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to direct B. Riley to purchase a specified amount of shares (each, a “Purchase”) over the 24-month period from Commencement (as defined in the Purchase Agreement). Shares issued to B. Riley under the Purchase Agreement cannot exceed 19.99% of the shares outstanding prior to the execution of the Purchase Agreement. In addition, the number of shares eligible to be purchased by B. Riley in a single Purchase may not exceed the lesser of (i) 50.00% of the Purchase Volume Reference Amount, defined as the total aggregate volume of the Company’s shares traded on the NYSE during ten consecutive trading days prior to the Purchase date divided by ten, and (ii) 20% of the total number of the Company’s shares traded on the NYSE during the intraday purchase period, which is determined by the trading day on which B. Riley receives a valid purchase notice from the Company.

Pursuant to a Registration Rights Agreement entered into with B. Riley, the Company filed a registration statement on Form S-1 with the SEC on April 22, 2022, as amended by Post-Effective Amendment No. 1 to Form S-1 on Form S-3 filed on June 8, 2023, which registered an initial 9,000,000 shares of common stock to permit the subsequent resale of shares purchased under the committed equity facility.

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

During the year ended December 31, 2023, the Company sold a total of 497,392 shares of the Company’s common stock for net proceeds of $1.2 million pursuant to the Purchase Agreement. Based on the December 31, 2023 closing price of $2.85 per share and registered shares available for purchase under the committed equity facility of 7,592,939, the Company had $21.6 million of unused capacity under the committed equity facility as of December 31, 2023.

Common Stock
The Company had 65,546,174 and 64,280,631 shares of common stock outstanding as of December 31, 2023 and 2022, respectively.

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

Preferred Stock
The Company had no shares of preferred stock outstanding as of December 31, 2023 and 2022, respectively.
The Company’s Board may, without further action by the Company’s shareholders, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the designations, powers, preferences, privileges and relative participating, optional or special rights as well as the qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which maybe greater than the rights of the Company’s common stock. Satisfaction of any dividend preferences of outstanding shares of the Company’s preferred stock would reduce the amount of funds available for the payment of dividends on shares of the Company’s common stock. Upon the affirmative vote of a majority of the total number of directors then in office, the Company’s Board may issue shares of the Company’s preferred stock with voting and conversion rights which could adversely affect the holders of shares of the Company’s common stock. Please refer to Note O – Convertible Preferred Stock for further information on the Company’s Series A Convertible Preferred Stock.

Note Q – Revenues
The table below presents revenues by customer grouping for the following periods:

	Year Ended
	December 31, 2023	December 31, 2022
Civil space	$102,594	$63,003
National security	59,053	43,906
Commercial and other	82,153	53,640
Total revenues	$243,800	$160,549

The table below presents revenues based on the geographic location of the Company’s customers for the following periods:

	Year Ended
	December 31, 2023	December 31, 2022
U.S.	$172,903	$142,867
Europe	70,814	17,205
Other	83	477
Total revenues	$243,800	$160,549

The majority of the Company’s revenues are derived from government contracts. Customers comprising 10% or more of revenues are presented below for the following periods:

	Year Ended
	December 31, 2023	December 31, 2022
Customer A(1)	$39,314	$17,131
Customer B(1)	33,621	—
Customer C(1)	—	20,048
Customer D(1)	—	21,705
Total	$72,935	$58,884
(1) While revenue may have been generated during each of the periods presented, amounts are only disclosed for the periods in which revenues represented 10% or more of total revenue.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Contract Balances
The table below presents the contract assets and contract liabilities included on the consolidated balance sheets for the following periods:

	December 31, 2023	December 31, 2022
Contract assets	$36,961	$31,041

Contract liabilities	$52,645	$29,817

The increase in contract assets was primarily driven by revenue growth and the timing of billable milestones occurring during the year ended December 31, 2023.

The increase in contract liabilities during 2023 was primarily driven by large billable milestones occurring closer to the end of period that were in excess of revenue recognized on the related performance obligations. Revenue recognized in the year ended December 31, 2023 that was included in the contract liability balance as of December 31, 2022 was $28.4 million. Revenue recognized in the year ended December 31, 2022 that was included in the contract liability balance as of December 31, 2021 was $15.2 million.

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

The below table summarizes the favorable (unfavorable) impact of the net EAC adjustments for the following periods:

	Year Ended
	December 31, 2023	December 31, 2022
Net EAC adjustments, before income taxes	$(3,522)	$(9,953)
Net EAC adjustments, net of income taxes	(3,459)	(9,376)
Net EAC adjustments, net of income taxes, per diluted share	(0.05)	(0.15)

The change in net EAC adjustments in 2023 was primarily due to increased production costs as it relates to the development of new technologies within the Mission Solutions reporting unit, which were partially offset by the release of contract reserves during the year ended December 31, 2023. The change in net EAC adjustments in 2022 was primarily due to unfavorable changes within the Mission Solutions reporting unit driven by increased production costs contributed by continued supply chain and labor market constraints.

Remaining Performance Obligations
As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $353.5 million. The Company expects to recognize approximately 50% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note R – Employee Benefit Plans
401(k) Plans
The Company maintains one qualified 401(k) plan for its U.S. employees as of December 31, 2023, the Redwire 401(k) plan. During the year ended December 31, 2023, the Company matched employee contributions 50% up to 8% for the Redwire 401(k) plan.

The Company maintained two qualified 401(k) plans for its U.S. employees as of December 31, 2022, the Redwire 401(k) plan and the Techshot 401(k) plan. During the year ended December 31, 2022, the Company matched employee contributions 50% up to 6% for the Redwire 401(k) plan and 50% up to 8% for the Techshot 401(k) plan. During 2023, the Techshot 401(k) plan was merged into the Redwire 401(k) plan.

The table below presents the expense for matching contributions for the following periods:

	Year Ended
	December 31, 2023	December 31, 2022
Total expense for matching contributions	$2,367	$2,002

Post-Retirement Benefit Plans
The Company sponsors various post-retirement benefit plans through its wholly-owned subsidiary, Space NV, including three cash balance plans: one defined benefit pension plan with risk-based coverage for death and disability benefits (collectively, the “Base Plan”) and two supplementary pension bonus plans that provides variable remuneration linked to employees’ performance (the “Performance Plans”). These cash balance plans are defined benefit plans which provide for post-retirement benefits based on employee and employer contributions and prescribed rates of return in accordance with Belgium Regulation. Accordingly, all Space NV employees are eligible to participate in the supplementary pensions immediately upon entry into service and until the legal retirement age. The Company is also required to maintain dormant accounts for former employees who have elected not to transfer plan contributions to their new employer. In addition, Belgium Regulation currently provides for statutory minimum guaranteed returns on employee and employer contributions up to a specified annual rate.

The Company has taken actions to mitigate the risk related to its post-retirement benefit plans through pension risk transfer transactions whereby the Company subscribes to group insurance policies, which are funded by employee and employer premiums (contributions) determined at the beginning of each plan year. Although under the majority of these group insurance policies the Company is relieved of a substantial portion of its responsibility for the associated obligations, the Company ultimately remains responsible for paying benefits under the plans in the event that the insurance company defaults on its obligations in future periods. Under the Company’s group insurance policies, the insurance company guarantees minimum statutory reserves, employee and employer contributions, and specified annual rates of return. Combined employee and employer contributions are invested by the insurance company in Branch 21 investment funds in accordance with Belgium Regulation, which are mainly comprised of fixed income assets, which are commingled with the plan assets of other group insurances for the purpose of providing guaranteed returns. The insurance company has fiduciary responsibility for making investment decisions and there is no contractual requirement to legally separate the plan assets by individual account or group policy.

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

As of December 31, 2023 and 2022, the Company maintained two dormant post-retirement benefit plans for former ROS employees who have chosen not to transfer their contributions to a new employer as of the respective date. The Company’s obligations under these plans were not significant individually or in the aggregate and, as such, are not included in the following tables.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Balance Sheet Information
The following table provides a summary of the funded status of the Company’s post-retirement benefit plans and the presentation of such balances within the consolidated balance sheets:

	December 31, 2023		December 31, 2022
	Base Plan	Performance Plans	Base Plan	Performance Plans
Projected benefit obligations	$6,649	$3,077	$5,963	$2,486
Fair value of plan assets	6,423	2,903	5,795	2,352
Funded (underfunded) status	$(226)	$(174)	$(168)	$(134)

Consolidated Balance Sheet line item amounts:
Other non-current liabilities	$(226)	$(174)	$(168)	$(134)

There were no projected benefit obligations included in accumulated other comprehensive income (loss) as of December 31, 2023 and 2022, respectively.

Funded Status
The following table provides a reconciliation of benefit obligations, plan assets and net funded (unfunded) status of our qualified defined benefit pension plans and our retiree medical and life insurance plans:

	Base Plan	Performance Plans
Change in benefit obligations
Beginning balance as of December 31, 2022	$5,963	$2,486
Service cost	328	449
Interest cost	231	92
Employee contributions	235	—
Benefits paid	(155)	—
Actuarial (gain) loss	(136)	(32)
Foreign currency translation	183	82
Ending balance as of December 31, 2023	$6,649	$3,077

Change in plan assets
Beginning balance as of December 31, 2022	$5,795	$2,352
Expected return on plan assets	230	103
Employee contributions	245	—
Employer contributions	386	444
Benefits paid	(155)	—
Actuarial gain (loss)	(115)	(65)
Expenses paid	(140)	(9)
Foreign currency translation	177	78
Ending balance as of December 31, 2023	$6,423	$2,903

Funded (underfunded) status as of December 31, 2022	$(168)	$(134)
Funded (underfunded) status as of December 31, 2023	(226)	(174)

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Income Statement Information
The following table provides the components of net periodic benefit cost and other amounts recognized in the consolidated statements of operations during the periods presented:

	Year Ended December 31, 2023		Two Months Ended December 31, 2022
	Base Plan	Performance Plans	Base Plan	Performance Plans
Net periodic benefit cost:
Service cost	$328	$449	$43	$—
Interest cost	231	92	35	14
Expected return on plan assets	(230)	(103)	(34)	(14)
Amortization of net actuarial (gain) loss	(22)	32	(3)	4
Net periodic benefit cost	$307	$470	$41	$4

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

The following tables provide the assumptions used to determine the fair value of projected benefit obligations and the net periodic benefit cost, as they pertain to the Company’s cash balance plans as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Base Plan	Performance Plans	Base Plan	Performance Plans
Discount rate	3.90%	3.45%-3.67%	3.75%	3.65%
Expected return on plan assets	3.90%	3.45%-3.67%	3.75%	3.65%
Retirement age	65	65-67	65	65

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

The amount of plan assets includes amounts contributed by the employee and employer and amounts earned from investing the contributions, less benefits paid. In accordance with the Company’s group insurance policies, contributions are invested in commingled investment funds, consisting of underlying equity and fixed income securities, respectively. In accordance with Belgium Regulation, a member of a supplementary pension plan whose employment contract comes to an end has the right to transfer their vested reserves to the pension institution of their new employer, contingent upon certain conditions. Accordingly, the best evidence of fair value for plan assets is the cash surrender value, which is classified as Level 3 of the fair value hierarchy. The fair value of the insurance contracts was determined by the insurance company’s valuation models and represents the value the Company would receive upon surrender of these policies as of the measurement date.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The following table presents the fair value of the plan assets, represented by the Company’s investment in insurance contracts as of the respective dates:

	December 31, 2023		December 31, 2022
	Base Plan	Performance Plans	Base Plan	Performance Plans
Insurance contracts at cash surrender value	$6,423	$2,903	$5,795	$2,352

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

Contributions and Estimated Future Benefit Payments
The required funding of our qualified defined benefit pension plans is determined in accordance with Belgium Regulation. The following table presents contributions made by the employee and employer for the period presented as well as the following year:

	Year Ended December 31, 2023		Two Months Ended December 31, 2022
Contributions by:	Base Plan	Performance Plans	Base Plan	Performance Plans
Employee	$245	$—	$35	$—
Employer	386	444	61	—

Contributions expected to be made in 2024:
Employee	$269	$—
Employer	453	—

The following table provides the projected timing of payments for benefits earned to date and benefits expected to be earned for future service by current active employees under our defined benefit plan:

Year	Base Plan	Performance Plans
2024	$92	$—
2025	73	—
2026	459	—
2027	—	—
2028	424	—
Years 2029 - 2033	1,783	3,274

Note S – Equity-Based Compensation
The Company has three equity-based compensation plans, which are described below.

The Company’s former parent, Redwire, LLC (“Holdings”), adopted a written compensatory benefit plan (the “Class P Unit Incentive Plan”) to provide incentives to existing or new employees, officers, managers, directors, or other service providers of the Company or its subsidiaries in the form of Holdings’ Class P Units (“Incentive Units”). Incentive Units have a participation threshold of $1.00 and

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

are divided into three tranches (“Tranche I,” “Tranche II,” and “Tranche III”): Tranche I, Tranche II, and Tranche III Incentive Units were subject to performance-based, service-based, and market-based conditions.

On September 2, 2021, the Company’s Board of Directors (the “Board”) adopted the Redwire Corporation 2021 Omnibus Incentive Plan (the “Plan”) which authorizes the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, and other cash or share-based awards to employees, officers, non-employee directors and consultants of the Company. The Company initially reserved an aggregate of 7,936,136 shares (subject to annual increases on January 1 of each year beginning in 2022 and ending with a final increase on January 1, 2031) of the Company’s common stock for grants under the Plan. Shares of the Company’s stock reserved for grants under the Plan were 10,475,566 and 9,189,953 as of December 31, 2023 and December 31, 2022, respectively. Incentive stock options may only be granted to employees and officers employed by the Company. The Plan appoints the Board, the Compensation Committee or such other committee consisting of two or more individuals (collectively, the “Committee”) appointed by the Board to administer the Plan. Awards under the Plan will contain such terms and conditions not inconsistent with the Plan as the Committee in its discretion approves. The Committee has discretion to administer the Plan in the manner which it determines, from time to time, is in the best interest of the Company.

On September 2, 2021, the Company’s Board adopted the Redwire Corporation 2021 Employee Stock Purchase Plan (the “ESPP”) which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. The Company initially reserved an aggregate of 755,822 shares (subject to annual increases on January 1 of each year beginning in 2022 for a period of up to 10 years) of the Company’s common stock for grants under the ESPP. Shares of the Company’s stock reserved for grants under the ESPP were 2,025,537 and 1,382,731 as of December 31, 2023 and December 31, 2022, respectively. The ESPP appoints the Compensation Committee to administer the ESPP. Awards under the ESPP will contain such terms and conditions not inconsistent with the ESPP as the Compensation Committee in its discretion approves. The Compensation Committee has discretion to administer the ESPP in the manner which it determines, from time to time, is in the best interest of the Company. As of December 31, 2023, no shares had been issued under the ESPP.

Incentive Units
On March 24, 2021 (“modification date”), Holdings amended the Class P Unit Incentive Plan so that the Tranche I and the Tranche III Incentive Units became fully vested, upon the closing of the Merger. Holdings also amended the Class P Unit Incentive Plan so that the Tranche II Incentive Units would vest on any liquidation event, as defined in the Class P Unit Incentive Plan, rather than only upon consummation of the sale of Holdings, subject to the market-based condition stipulated in the Class P Unit Incentive Plan prior to its amendment.

As a result of the Merger, Tranches I and III Incentive Units vested on September 2, 2021 (“vesting date”) and the performance vesting condition was met for the Tranche II Incentive Units. The fair value determined at the date of the amendment of the Class P Unit Incentive Plan was immediately recognized as compensation expense on the vesting date for Tranches I and III. Compensation expense for the Tranche II Incentive Units was recognized over the derived service period of twelve months from the modification date. All compensation expense related to Incentive Units was recognized during 2021 and 2022. As of December 31, 2023, Tranches I and III were fully vested, while Tranche II is still subject to the market-based vesting condition.

2021 Omnibus Incentive Plan
Stock Options
The Plan authorizes the grant of stock options (incentive and non-qualified) to purchase shares of the Company’s common stock with a contractual term of 10 years. The options vest over a three-year term as follows: 33.3% on the first anniversary of the grant date, 33.3% on the second anniversary of the grant date, and 33.4% on the third anniversary of the grant date. Vesting is contingent upon continued employment or service to the Company; both the vested and unvested portion of an option will be immediately forfeited and canceled if employment or service ceases to the Company. The Company recognizes equity-based compensation expense for the options equal to the fair value of the awards on a straight-line basis over the requisite service period and recognizes forfeitures as they occur.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The fair value of options granted under the Plan was estimated on the grant date under the Black-Scholes OPM using the following assumptions:

2022 Grants
Expected option term (years)	6
Expected volatility	59.50% to 72.20%
Risk-free rate of return	2.90%-3.95%
Expected annual dividend yield	—%

The table below presents the activity of stock options under the Plan:

	Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2021	1,546,400	$3.32	$10.00	9.67
Granted	995,118	1.78	3.09
Expired	(33,834)	3.31	10.00
Forfeited	(354,093)	2.76	7.48
Outstanding as of December 31, 2022	2,153,591	$2.70	$7.22	8.60
Granted	—	—	—
Expired	(13,001)	3.28	9.86
Forfeited	(37,999)	2.81	7.74
Outstanding as of December 31, 2023	2,102,591	$2.69	$7.20	7.42

As of December 31, 2023, the total unrecognized compensation cost related to unvested stock options granted under the Plan was $1.6 million and is expected to be recognized over a weighted-average period of 1.2 years. As of December 31, 2023, there were 1,185,319 stock options that were vested and exercisable.

Performance-based Restricted Stock Units
The Plan authorizes the grant of performance-based restricted stock units (“PSUs”). The PSUs generally vest upon completion of a three-year period (“performance period”). The number of shares, if any, that are ultimately awarded is contingent upon the Company’s closing price per share at the end of the performance period and continued employment or service to the Company. The performance share payout is based on a market condition, and as such, the awards are valued using a Monte Carlo simulation model (“model”). The model generates the fair value of the award at the grant date, which is then recognized as expense on a straight-line basis over the vesting period. The Company recognizes forfeitures as they occur.

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

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

As of December 31, 2023, total unrecognized compensation cost related to unvested PSUs granted under the Plan was $1.8 million and is expected to be recognized over a weighted-average period of 2.0 years. The Company had 706,097 PSUs outstanding as of December 31, 2023. There were no forfeitures related to PSUs during the year ended December 31, 2023.

Restricted Stock Units
Restricted stock units awarded under the Plan follow the same vesting conditions as the options described above and are generally subject to forfeiture in the event of termination of employment prior to vesting dates. The Company recognizes equity-based compensation expense for the restricted stock units equal to the fair value of the awards on a straight-line basis over the requisite service period and recognizes forfeitures as they occur.

On May 25, 2023, the Company granted 205,765 restricted stock units of the Company’s common stock to non-employee directors. The restricted stock units vest on the one year anniversary from the grant date, subject to the director’s continued service on the Board. The weighted average grant date fair value of these awards was $2.43 per share.

On July 3, 2023, the Company granted 1,640,347 restricted stock units to certain officers, managers and other eligible employees. The restricted stock units follow the same vesting conditions as the options described above. The grant date fair value of these awards was $2.63 per share.

The table below presents the activity of restricted stock units under the Plan:

	Restricted Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested as of December 31, 2021	1,717,950	$11.66	1.8	$11,596
Granted	1,710,596	3.27
Vested	(694,153)	9.91
Forfeited	(451,615)	8.81
Unvested as of December 31, 2022	2,282,778	$6.30	1.3	$4,520
Granted	1,846,112	2.62
Vested	(979,810)	6.44
Forfeited	(297,865)	6.33
Unvested as of December 31, 2023	2,851,215	$3.89	1.2	$8,126

As of December 31, 2023, total unrecognized compensation cost related to unvested restricted stock units granted under the Plan was $8.8 million and is expected to be recognized over a weighted-average period of 1.9 years.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the equity-based compensation expense recorded for the following periods:

	Year Ended
	December 31, 2023	December 31, 2022
Cost of sales
Incentive units	$—	$181
Stock options	117	63
Restricted stock units	2,540	2,386
Performance-based restricted stock units	13	—
Total cost of sales	$2,670	$2,630

Selling, general and administrative expenses
Incentive units	$—	$2,171
Stock options	1,578	1,578
Restricted stock units	3,982	4,407
Performance-based restricted stock units	428	—
Total selling, general and administrative expenses	$5,988	$8,156

Total equity-based compensation expense	$8,658	$10,786

Note T – Impairment Expense

The table below presents the impairment expense recorded during the following periods:

	Year Ended
	December 31, 2023	December 31, 2022
Property, plant and equipment, net	$—	$13,112
Intangible assets, net	—	30,871
Right-of-use assets	—	2,724
Goodwill	—	49,916
Total impairment expense	$—	$96,623

During the second quarter of 2022, there was a significant and prolonged decline in the Company’s market capitalization driven by general economic conditions, including heightened inflation, rising interest rates and volatility in the capital markets. Specifically for the Mission Solutions reporting unit, the Company observed a significant decline in discounted future cash flows, primarily attributable to a decrease in forecasted revenues, as well as increased production costs and subcontractor delays that had extended the timeline for fulfillment of existing performance obligations and deferred pipeline realization. After considering the totality of events and circumstances, the Company determined that these triggering events indicated that certain recorded intangible assets, including goodwill, and property, plant and equipment may be impaired. After considering the totality of events and circumstances described above, the Company performed an interim quantitative impairment assessment of all reporting units and asset groups as of June 30, 2022, which resulted in a partial impairment of goodwill and certain tangible and intangible asset groups recorded on the Mission Solutions reporting unit.

During the fourth quarter of 2022, the Company’s market capitalization continued to decline alongside other macroeconomic factors discussed in the previous paragraph. For purposes of its annual goodwill impairment test as of October 1, 2022, the Company performed a qualitative assessment of goodwill at the Space Components and Engineering Services reporting units and concluded that it was not more likely than not that the carrying value of each of those reporting units was in excess of its fair value. However, due to the aforementioned partial impairment and underperformance relative to previously forecasted results, the Company elected to proceed directly to a quantitative impairment test of the Mission Solutions reporting unit and underlying asset groups during the fourth quarter of 2022. As a result of the quantitative impairment test, the remaining balance of goodwill on the Mission Solutions reporting unit was reduced to zero and a full impairment was also recognized on certain tangible and intangible asset groups within the reporting unit.

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

During the year ended December 31, 2023, the Company did not identify any indicators of impairment and, therefore, no impairment expense was recorded for the respective period.

Property, plant and equipment, net
As a result of the qualitative factors described above, the Company performed an annual and interim quantitative impairment test during 2022 and determined that the carrying value of three asset groups within the Mission Solutions reporting unit were not recoverable based on entity-specific, undiscounted net cash flows. Accordingly, impairment expense was measured as the amount by which the carrying value of the asset groups exceeded their fair value as of the respective reporting date. The fair value of the three asset groups was determined using an income approach based on a discounted cash flow model. Based on the results of the quantitative impairment test performed during 2022, the Company recognized impairment expense related to personal property and equipment, leasehold improvements and construction in progress of $13.1 million during the year ended December 31, 2022.

Right-of-use assets
Impairment testing for ROU assets during 2022 was consistent with the methodologies previously discussed above regarding property, plant and equipment. Based on the results of the quantitative impairment tests performed during 2022, the Company recognized impairment expense related to right-of-use assets of $2.7 million during the year ended December 31, 2022.

Intangible assets, net
As a result of the qualitative factors described above, the Company performed an annual and interim quantitative impairment test of certain indefinite-lived intangible assets and definite-lived intangible assets during 2022. The fair value of the Company’s indefinite-lived intangible assets was determined using the relief from royalty method, which assumes that the asset’s fair value is the present value of license fees avoided by owning it. Please refer to the property, plant and equipment, net discussions above regarding the methodologies used for definite-lived intangibles.

Impairment expense was measured as the amount by which the carrying value of the intangible assets exceeded their fair value as of the respective reporting date. Based on the results of the quantitative impairment tests during 2022, the Company recognized impairment expense related to customer relationships, technology, trademarks, internal-use software licenses and IPR&D of $30.9 million during the year ended December 31, 2022.

Goodwill
As a result of the qualitative factors described above, the Company performed an annual and interim quantitative goodwill impairment test during 2022. The fair value of the Company’s reporting units was determined using a combination and applied weighting of an income approach based on a discounted cash flow model as well as two market approaches based on (i) guideline public company revenues and earnings before interest, tax, depreciation and amortization multiples and (ii) guideline transactions, whereby consideration is given to prices paid in market comparable transactions.

Based on the interim and annual impairment test, the Company determined that the estimated fair value of the Mission Solutions reporting unit was lower than its carrying value as of June 30, 2022 and October 1, 2022, respectively. Accordingly, the Company recorded total non-cash, pre-tax and post-tax impairment charges of $49.9 million during the year ended December 31, 2022, which reduced the reporting unit’s goodwill balance to zero as of December 31, 2022.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note U – Net Income (Loss) per Common Share
The table below presents a reconciliation of the basic and diluted net income (loss) per share that were computed for the following periods:

	Year Ended
	December 31, 2023	December 31, 2022
Numerator:
Net income (loss) attributable to Redwire Corporation	$(27,263)	$(130,617)
Less: dividends on Convertible Preferred Stock	20,021	1,760
Net income (loss) available to common shareholders	$(47,284)	$(132,377)

Denominator:
Weighted-average common shares outstanding:
Basic and diluted	64,654,153	63,324,416

Net income (loss) per common share:
Basic and diluted	$(0.73)	$(2.09)

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
Because the Company had a net loss for all periods presented, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented. Please refer to Note D – Fair Value of Financial Instruments, Note O – Convertible Preferred Stock, and Note S – Equity-Based Compensation for additional information on the Company’s warrants, Convertible Preferred Stock, and equity-based compensation awards, respectively.

Note V – Joint Venture
The Company, through its wholly-owned subsidiary, Space NV, participates in a joint venture operation with SES Techcom S.A. (“Techcom”) for the purpose of performing M&O Services for the European Space Agency (“ESA”), among others. Pursuant to a shareholders agreement dated June 28, 2007, this joint venture was created under the form of two companies: RSS and ROS, both of which are organized under Belgian law. Total authorized share capital for RSS and ROS was €250 thousand. The Company has an ownership interest in RSS and ROS of 48% and 52%, respectively, while Techcom has ownership interests in RSS and ROS of 52% and 48%, respectively. Voting rights, board representation and distribution of residual returns are proportionate to these equity interests.

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

Consolidated Variable Interest Entity
ROS was formed with an initial issued share capital of €0.1 million representing 1,000 shares of €100 par value each. The shares were fully paid upon incorporation with Space NV and Techcom owning 52% and 48%, respectively. ROS’s board of directors is composed of five members elected for renewable terms of 2 years. As previously noted, board representation under the joint venture is proportionate to equity ownership with Space NV holding a majority as of December 31, 2023 and 2022.

The Company evaluated its interests in the joint venture and determined that Space NV had a variable interest in ROS as of December 31, 2023 and 2022. Due to their power to direct activities of the VIE that most significantly impact its economic performance, Space NV was determined to be the primary beneficiary and, therefore, consolidated ROS as of December 31, 2023 and 2022. Total assets and total liabilities for ROS were $0.5 million and $0.1 million, respectively, as of December 31, 2023, and $1.6 million and $1.1 million, respectively, as of December 31, 2022. Net income from ROS for the year ended December 31, 2023 and 2022 was de minimis for disclosure.

Nonconsolidated Variable Interest Entity
RSS was also formed with an initial issued share capital of €0.1 million representing 1,000 shares of €100 par value each. The shares were fully paid upon incorporation with Techcom and Space NV owning 52% and 48%, respectively. RSS’s board of directors is composed of five members elected for renewable terms of 2 years. As previously noted, board representation under the joint venture is proportionate to equity ownership with Techcom holding a majority as of December 31, 2023 and 2022.

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

The Company recognized a loss from RSS of $0.2 million for the year ended December 31, 2023 and nominal income from RSS during the year ended December 31, 2022, which is included in other (income) expense, net on the consolidated statements of operations and comprehensive income (loss). The carrying value of the equity method investment was $3.6 million and $3.3 million as of December 31, 2023 and 2022, respectively.

Note W – Related Parties
A customer of the Company, Related Party A, was a related party as Peter Cannito, the Company’s Chairman and CEO, and Kirk Konert, a member of the Company’s Board, also serve on the board of directors for the customer effective as of the second quarter of 2022.

A customer of the Company, Related Party B, was a related party as AEI acquired a majority interest in the customer during the fourth quarter of 2022 and Kirk Konert, a member of the Company’s Board, also serves on the board of directors for this customer.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents details of the Company’s related party transactions included on the consolidated balance sheets and the consolidated statements of operations and comprehensive income (loss) for the following periods:

	As of
	December 31, 2023	December 31, 2022
Accounts receivable:
Related Party A	$—	$—
Related Party B	4,849	258
	$4,849	$258

	Year Ended
Revenues:	December 31, 2023	December 31, 2022
Related Party A	$955	$1,962
Related Party B	8,250	7,665
	$9,205	$9,627

In the normal course of business, the Company participates in related party transactions with certain vendors and customers where AEI maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. For the years ended December 31, 2023 and 2022, transactions with other companies in AEI’s investment portfolio, not separately disclosed, did not have a material impact on the Company’s consolidated financial statements.

Please refer to Note O – Convertible Preferred Stock, for related party transactions associated with the Company’s Convertible Preferred Stock.

Note X – Subsequent Events
The Company has evaluated subsequent events after the consolidated balance sheet as of December 31, 2023 through the consolidated financial statements issuance date and there were no additional subsequent events that required disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, which are designed to ensure that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses in internal control over financial reporting described below.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. This assessment was based on the criteria set forth by the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2023 because of the material weaknesses described below.

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

In connection with the Company’s evaluation of internal control over financial reporting, the following material weaknesses have been identified:
•We did not maintain an effective control environment, as certain members of senior management failed to consistently message and set certain aspects of an appropriate tone at the top. Specifically, certain members of senior management failed to reinforce the need for compliance with certain of the Company’s accounting and finance policies and procedures, including reinforcement of appropriate communication.
•We have not consistently established appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions.
•We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of business performance reviews, account reconciliations, journal entries and contract estimates used in determining the recognition of revenue.
These material weaknesses could result in misstatements of substantially all accounts and disclosures that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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
The IT deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement of one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.

The material weaknesses above did not result in a material misstatement to the consolidated financial statements presented in this Annual Report on Form 10-K, nor in any restatements of consolidated financial statements previously reported by us.

Remediation Plans
We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the deficiencies that led to the material weaknesses, including tone at the top and other communications training, designing and implementing new control activities, and enhancing existing control activities.
•We engaged a third-party global consulting firm to accelerate the design of new controls or enhance existing controls to ensure timely and accurate financial reporting.
•We have established an ethics program which requires training and certification for all employees as well as enhances awareness of our whistleblower avenues.
•We will continue to conduct training and document our processes and procedures, including accounting policies, and implement a comprehensive financial closing process checklist with additional layers of reviews. We are also in the process of standardizing controls, processes and policies across the Company to ensure consistent application including controls over the preparation and review of business performance reviews, account reconciliations, journal entries and contract estimates used in determining the recognition of revenue.
•We are in the process of performing an assessment of all IT systems that provide data for financial reporting purposes and consolidating systems where appropriate. As part of this assessment, we will be designing, implementing and documenting IT general controls.
We are working to remediate the material weaknesses as efficiently and effectively as possible and expect full remediation will likely go beyond December 31, 2024. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in the Company incurring additional costs, and will place additional demands on our financial and operational resources.

If we are unable to successfully remediate existing or any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, investors may lose confidence in our financial reporting, and/or we could become subject to litigation or investigations by the New York Stock Exchange (“NYSE”), the SEC or other regulatory authorities.

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
•We had an insufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements to appropriately analyze, record and disclose accounting matters timely and accurately, and establish effective processes and internal controls.
•We did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP to such transactions. Specifically, we did not design and maintain effective controls to account for purchase business combinations and the valuation of goodwill and long-

lived assets, including the appropriate review of the assumptions, data and models used in the forecasted cash flows, to determine the fair value.
Management has taken the necessary steps to identify and implement changes to the Company’s internal controls over financial reporting to remediate the control deficiencies described above that led to the material weaknesses. The Company has performed the following remediation efforts to address the material weaknesses:
•We have hired personnel with accounting expertise that has enhanced our accounting and financial reporting team to perform and analyze the risk assessment and identify new and evolving risks of material misstatement in the consolidated financial statements as well as appropriately analyze, record and disclose accounting matters timely and accurately. We have also provided and continue to provide formalized trainings and communication to educate our accounting, finance and program management functions on the importance and key concepts of effective internal controls.
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
•We have reviewed the COSO 2013 framework to document and enhance entity-level controls.
•We have designed and implemented specific controls around non-routine, unusual or complex transactions, including the proper application of U.S. GAAP to such transactions. The specific controls include a sufficiently precise review of assumptions, data and models used to determine the appropriate accounting treatment and related fair value, as applicable.
These actions resulted in an improved internal control environment that was in place for a sufficient period of time to allow for the Company to conclude that these material weaknesses have been fully remediated as of December 31, 2023.

Changes in Internal Control over Financial Reporting
We have remediated certain material weaknesses relating to our internal controls over financial reporting as described above. There have been no other changes in internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 Trading Arrangement” or a “Non-Rule 10b5-1 Trading Arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders under the headings “Board of Directors and Corporate Governance”, “Proposal 1 – Election of Directors” and “Executive Officers”, and is incorporated herein by reference.
Item 11. Executive Compensation

The information required by this item will be contained in our Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders under the heading “Executive and Director Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(ii)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(iii)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflecting in First Column)
Equity Compensation Plans Approved by Security Holders(i)	5,659,903	$7.20	4,401,107
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	5,659,903	$7.20	4,401,107

(i) Includes the Redwire Corporation 2021 Omnibus Incentive Plan (“the Plan”) and the Redwire Corporation 2021 Employee Stock Purchase Plan (the “ESPP”). As of December 31, 2022, the number of shares reserved for issuance under the Plan and the 2021 ESPP were 10,475,566 shares and 2,025,537 shares, respectively. The number of shares reserved for issuance under the Plan automatically increases each January 1st prior to the termination of the plan, in an amount equal to the lesser of 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year or such lesser number of shares as determined by the Board. The total number of shares reserved for issuance under the ESPP automatically increases for a period of up to ten years, which period began on January 1, 2022, in an amount equal to the lesser of 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or such lesser number of shares as determined by the Board; provided, however, no more than 8,000,000 shares of common stock may be issued in total under the plan.
(ii) Includes 2,851,215 restricted stock units (“RSUs”), 706,097 performance-based restricted stock units (“PSUs”), and options to purchase 2,102,591 shares of common stock, each granted and outstanding under the Plan.
(iii) Excludes restricted stock units, which have no exercise price.

The remaining information required by this item will be contained in our Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance”, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in our Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders under the heading “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Form 10-K:

(a)(1) All Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits.

The following exhibits are filed as part of or incorporated by reference into this Form 10-K:

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

3.4
Certificate of Amendment of Certificate of Designation of Series A Convertible Preferred Stock of Redwire Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on January 9, 2023).

3.5
Certificate of Amendment of Certificate of Designation of Series A Convertible Preferred Stock of Redwire Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on November 1, 2023).

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

10.2+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 10, 2021).
10.3+	Redwire Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 filed on November 1, 2021).
10.4+	Redwire Corporation 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-8 filed on November 1, 2021).

Exhibit Number	Description
10.5+	First Amendment to the Redwire Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed on September 10, 2021).
10.6+
Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the Redwire Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 11, 2022).

10.7+
Form of Restricted Stock Unit Award Agreement (Employee) under the Redwire Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on April 11, 2022).

10.8+
Form of Nonqualified Stock Option Award Agreement under the Redwire Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on April 11, 2022).

10.9
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

10.10
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

10.11
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

10.12
Third Amendment to Credit Agreement, dated as of March 25, 2022, by and between Redwire Holdings, LLC, the other Borrowers party thereto, the Guarantors party thereto, Adams Street Credit Advisors, LP, as Administrative Agent and as Collateral Agent and each lender party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2022.

10.13+
Offer Letter, dated as of March 11, 2020, by and between Cosmos Parent, LLC and Peter Cannito (incorporated by reference to Exhibit 10.25 to the proxy statement/prospectus filed by Genesis Park Acquisition Corp. on July 6, 2021)..

10.14
Common Stock Purchase Agreement, dated April 14, 2022, by and between Redwire Corporation and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 14, 2022).

10.15
Registration Rights Agreement, dated April 14, 2022, by and between Redwire Corporation and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on April 14, 2022).

10.16+
Employment Agreement, dated as of June 1, 2022, by and between Redwire Corporation and Jonathan E. Baliff (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 1, 2022).

10.17
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

10.18+
Investment Agreement, dated as of October 28, 2022, by and between Redwire Corporation and AE Industrial Partners Fund II, LP and AE Industrial Partners Structured Solutions I, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 2, 2022).

10.19+
Investment Agreement, dated as of October 28, 2022, by and between Redwire Corporation and BCC Redwire Aggregator, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on November 2, 2022).

10.20
Registration Rights Agreement, dated as of October 28, 2022, by and between Redwire Corporation and BCC Redwire Aggregator, L.P., AE Industrial Partners, Fund II LP and AE Industrial Partners Structured Solutions I, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on November 2, 2022).

10.21
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

10.22+
Employment Agreement, dated as of June 22, 2020, by and between Cosmos Acquisition, LLC, and Nathan O’Konek (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on May 11, 2023).

10.23
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

10.24+
Form of Time-Based Restricted Stock Unit Award Agreement (Employee) under the Redwire Corporation 2021 Omnibus Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2023).

10.25+
Form of Performance-Based Restricted Stock Unit Award Agreement (Employee) under the Redwire Corporation 2021 Omnibus Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2023).

Exhibit Number	Description
10.26
Seventh Amendment to Credit Agreement, dated as of December 22, 2023, by and among Redwire Holdings, LLC, the other Borrowers party thereto, the Guarantors party thereto, Adams Street Credit Advisors, LP, as Administrative Agent and as Collateral Agent and each lender party thereto.

16	Letter from PricewaterhouseCoopers LLP, dated June 20, 2023 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2023).
19	Redwire Corporation Insider Trading Policy.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97+	Redwire Corporation Clawback Policy.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Redwire Corporation

Date:	March 20, 2024	By:	/s/ Peter Cannito
		Name:	Peter Cannito
		Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Peter Cannito	Chief Executive Officer and Chairman (Principal Executive Officer)	March 20, 2024
Peter Cannito

/s/ Jonathan S. Baliff	Chief Financial Officer and Director (Principal Financial Officer)	March 20, 2024
Jonathan S. Baliff

/s/ Chris Edmunds	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 20, 2024
Chris Edmunds

/s/ John S. Bolton	Director	March 20, 2024
John S. Bolton

/s/ Louis R. Brothers	Director	March 20, 2024
Louis R. Brothers

/s/ Les Daniels	Director	March 20, 2024
Les Daniels

/s/ Michael J. Bevacqua	Director	March 20, 2024
Michael J. Bevacqua

/s/ Kirk Konert	Director	March 20, 2024
Kirk Konert

/s/ David Kornblatt	Director	March 20, 2024
David Kornblatt

/s/ Joanne Isham	Director	March 20, 2024
Joanne Isham