Form 10-Q
period 2024-03-31
Redwire Corp
filed 2024-05-10
CIK 1819810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 65,578,724 shares of common stock as of May 3, 2024.

REDWIRE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2024

PART I. FINANCIAL INFORMATION
Each of the terms the “Company,” “Redwire,” “we,” “our,” “us” and similar terms used herein refer collectively to Redwire Corporation, a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning us and other matters. Words such as “will,” “expect,” “anticipate,” “intend,” “may,” “could,” “should,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “trends,” “goals,” “contemplate,” “continue,” “might,” “possible,” “potential,” “predict,” “would” and similar expressions, generally identify these forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows, and our projects and related timelines. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict.
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
•matters relating to or arising from our Audit Committee investigation, including litigation matters and potential additional expenses, may adversely affect our business and results of operations;
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

Item 1. Financial Statements and Supplementary Data

REDWIRE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of U.S. dollars, except share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$32,569	$30,278
Accounts receivable, net	18,988	32,411
Contract assets	39,554	36,961
Inventory	1,612	1,516
Income tax receivable	636	636
Prepaid insurance	687	1,083
Prepaid expenses and other current assets	5,869	6,428
Total current assets	99,915	109,313
Property, plant and equipment, net of accumulated depreciation of $7,463 and $6,538, respectively	15,899	15,909
Right-of-use assets	12,350	13,181
Intangible assets, net of accumulated amortization of $20,247 and $18,509, respectively	62,004	62,985
Goodwill	65,310	65,757
Equity method investments	3,589	3,613
Other non-current assets	475	511
Total assets	$259,542	$271,269

Liabilities, Convertible Preferred Stock and Equity (Deficit)
Current liabilities:
Accounts payable	$28,059	$18,573
Short-term debt, including current portion of long-term debt	780	1,378
Short-term operating lease liabilities	3,624	3,737
Short-term finance lease liabilities	451	439
Accrued expenses	30,734	32,902
Deferred revenue	37,172	52,645
Other current liabilities	2,593	2,362
Total current liabilities	103,413	112,036
Long-term debt, net	89,742	86,842
Long-term operating lease liabilities	11,455	12,302
Long-term finance lease liabilities	1,140	1,137
Warrant liabilities	4,400	3,325
Deferred tax liabilities	2,440	2,402
Other non-current liabilities	416	400
Total liabilities	$213,006	$218,444
Commitments and contingencies (Note I – Commitments and Contingencies)

REDWIRE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands of U.S. dollars, except share data)

	March 31, 2024	December 31, 2023
Convertible preferred stock, $0.0001 par value, 125,292.00 shares authorized; 93,890.20 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively. Liquidation preference of $187,780 as of March 31, 2024 and December 31, 2023, respectively(1).	$96,106	$96,106

Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 99,874,708 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 65,578,724 and 65,546,174 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	7	7
Treasury stock, 373,420 and 353,470 shares, at cost, as of March 31, 2024 and December 31, 2023, respectively	(1,007)	(951)
Additional paid-in capital	190,858	188,323
Accumulated deficit	(241,886)	(233,791)
Accumulated other comprehensive income (loss)	2,236	2,903
Total shareholders’ equity (deficit)	(49,792)	(43,509)
Noncontrolling interests	222	228
Total equity (deficit)	(49,570)	(43,281)
Total liabilities, convertible preferred stock and equity (deficit)	$259,542	$271,269
(1) Please refer to Note J – Convertible Preferred Stock for additional information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues	$87,792	$57,605
Cost of sales	72,967	43,388
Gross margin	14,825	14,217
Operating expenses:
Selling, general and administrative expenses	17,362	16,038
Transaction expenses	—	9
Research and development	1,040	388
Operating income (loss)	(3,577)	(2,218)
Interest expense, net	2,918	2,644
Other (income) expense, net	1,492	2,427
Income (loss) before income taxes	(7,987)	(7,289)
Income tax expense (benefit)	109	(31)
Net income (loss)	(8,096)	(7,258)
Net income (loss) attributable to noncontrolling interests	(1)	—
Net income (loss) attributable to Redwire Corporation	(8,095)	(7,258)
Less: dividends on Convertible Preferred Stock	3,043	4,366
Net income (loss) available to common shareholders	$(11,138)	$(11,624)

Net income (loss) per common share:
Basic and diluted	$(0.17)	$(0.18)
Weighted-average shares outstanding:
Basic and diluted	65,572,286	64,280,631

Comprehensive income (loss):
Net income (loss) attributable to Redwire Corporation	$(8,095)	$(7,258)
Foreign currency translation gain (loss), net of tax	(672)	418
Total other comprehensive income (loss), net of tax	(672)	418
Total comprehensive income (loss)	$(8,767)	$(6,840)

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(In thousands of U.S. dollars, except share data)

Three Months Ended March 31, 2023	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	64,280,631	$6	141,811	$(381)	$198,126	$(206,528)	$2,076	$(6,701)	$226	$(6,475)
Equity-based compensation expense	—	—	—	—	1,958	—	—	1,958	—	1,958
Foreign currency translation, net of tax	—	—	—	—	—	—	416	416	2	418
Net loss	—	—	—	—	—	(7,258)	—	(7,258)	—	(7,258)
Balance as of March 31, 2023	64,280,631	$6	141,811	$(381)	$200,084	$(213,786)	$2,492	$(11,585)	$228	$(11,357)

Three Months Ended March 31, 2024	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	65,546,174	$7	353,470	$(951)	$188,323	$(233,791)	$2,903	$(43,509)	$228	$(43,281)
Equity-based compensation expense	—	—	—	—	2,535	—	—	2,535	—	2,535
Common stock issued for share-based awards	32,550	—	—	—	—	—	—	—	—	—
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	19,950	(56)	—	—	—	(56)	—	(56)
Foreign currency translation, net of tax	—	—	—	—	—	—	(667)	(667)	(5)	(672)
Net loss	—	—	—	—	—	(8,095)	—	(8,095)	(1)	(8,096)
Balance as of March 31, 2024	65,578,724	$7	373,420	$(1,007)	$190,858	$(241,886)	$2,236	$(49,792)	$222	$(49,570)

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of U.S. dollars)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income (loss)	$(8,096)	$(7,258)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,753	2,466
Amortization of debt issuance costs and discount	170	146
Equity-based compensation expense	2,535	1,958
(Gain) loss on change in fair value of committed equity facility	—	(106)
(Gain) loss on change in fair value of warrants	1,075	2,784
Deferred provision (benefit) for income taxes	98	(131)
Non-cash lease expense	12	26
Non-cash interest expense	—	384
Other	397	94
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	13,174	3,394
(Increase) decrease in contract assets	(2,981)	(9,423)
(Increase) decrease in inventory	(100)	18
(Increase) decrease in prepaid insurance	396	827
(Increase) decrease in prepaid expenses and other assets	427	(183)
Increase (decrease) in accounts payable and accrued expenses	7,929	(3,627)
Increase (decrease) in deferred revenue	(15,413)	(4,844)
Increase (decrease) in operating lease liabilities	(84)	(39)
Increase (decrease) in other liabilities	472	23
Increase (decrease) in notes payable to sellers	—	(557)
Net cash provided by (used in) operating activities	2,764	(14,048)

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(1,561)	(787)
Purchase of intangible assets	(806)	(12)
Net cash provided by (used in) investing activities	(2,367)	(799)

Cash flows from financing activities:
Proceeds received from debt	5,000	—
Repayments of debt	(2,793)	(1,094)
Repayment of finance leases	(119)	(77)
Payment of committed equity facility transaction costs	—	(571)
Payments of issuance costs related to convertible preferred stock	—	(52)
Shares repurchased for settlement of employee tax withholdings on share-based awards	(56)	—
Payment of contingent earnout	—	(443)
Net cash provided by (used in) financing activities	2,032	(2,237)
Effect of foreign currency rate changes on cash and cash equivalents	(138)	41
Net increase (decrease) in cash and cash equivalents	2,291	(17,043)
Cash and cash equivalents at beginning of period	30,278	28,316
Cash and cash equivalents at end of period	$32,569	$11,273

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note A – Description of the Business
Redwire Corporation (the “Company”) provides mission critical space solutions and high-reliability space infrastructure for the next generation space economy. The Company develops and provides core space infrastructure offerings for government and commercial customers through long-duration projects. These core offerings include technologies and production capability for avionics and sensors; power generation; structures and mechanisms; radio frequency systems; platforms, payloads and missions; and microgravity payloads. The Company serves both U.S. and international customers with these core offerings that have civil space, national security and commercial applications.

Note B – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statement information and the rules of the SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2023 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of adjustments associated with acquisition accounting and normal recurring adjustments, necessary for the fair presentation of such financial statements. All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s 2023 Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 20, 2024. Interim results are not necessarily indicative of the results that may be expected for a full year.

The Company consolidates all entities that are controlled by ownership of a majority voting interest. Additionally, there are situations in which consolidation is required even though the usual condition of consolidation does not apply. Generally, this occurs when an entity holds an interest in another business entity that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity’s voting interests in, and its exposure to the economic risks and potential rewards of, the other business entity. This disproportionate relationship results in what is known as a variable interest, and the entity in which the Company has the variable interest is referred to as a Variable Interest Entity (“VIE”). An entity must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Please refer to Note O – Joint Venture for additional information.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.

Management has prepared the estimates using the most current and best available information that are considered reasonable under the circumstances. However, actual results could differ materially from those estimates. Accounting policies subject to estimates include, but are not limited to, valuation of goodwill and intangible assets, revenue recognition, income taxes, certain equity-based compensation awards, post-retirement benefit plans, paid-in-kind dividends, and warrant liabilities.

Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has concluded that it operates in one operating segment and one reportable segment, space infrastructure, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Foreign Currency Translation
The Company’s condensed consolidated financial statements are presented in United States dollars (“USD”), which is the functional currency of the Company. The local currency of the Company’s operations in Luxembourg and Belgium, the Euro, is considered to be the functional currency of those operations. Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into USD at exchange rates effective as of the balance sheet date. Revenues and expenses are translated using average exchange rates in effect for the periods presented.

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

The table below presents supplemental cash flow information during the following periods:

	Three Months Ended
	March 31, 2024	March 31, 2023
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$2,807	$2,069

Non-Cash Investing and Financing Activities:
Capital expenditures not yet paid	1,064	928

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

Recently Adopted Accounting Pronouncements
In January 2020, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Subsequent to the issuance of ASU 2020-04, there were various updates that amended and clarified the impact of ASU 2020-04, including an update in December 2022, which deferred the sunset date in Topic 848 from December 31, 2022 to December 31, 2024. ASU 2020-04 provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at modification date or reassess a previous accounting determination. The amendments in this ASU apply to all entities (subject to meeting certain criteria) that have contracts, hedging relationships, or other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company has elected the temporary optional expedients and exceptions afforded to entities with contract modifications affected by reference rate reform for the periods available. The impact did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

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

Note C – Fair Value of Financial Instruments
Cash and cash equivalents, accounts receivable, contract assets, inventories, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue and other current liabilities are reflected on the condensed consolidated balance sheets at amounts that approximate fair value because of the short-term nature of these financial assets and liabilities.

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

Pursuant to the Purchase Agreement, the purchase price for each share of common stock is equal to 97% of the volume weighted average price (“VWAP”) on the applicable purchase date, which results in a 3% fee on the purchase of the Company’s common stock. The Company did not sell shares to B. Riley during the three months ended March 31, 2024.

Based on the March 31, 2024 closing price of $4.39 per share and registered shares available for purchase under the committed equity facility of 7,592,939, the Company had $33.3 million of unused capacity under the committed equity facility as of March 31, 2024.

On April 14, 2024, the Purchase Agreement with B. Riley expired in accordance with its terms and was not extended.

Private Warrants
In September 2021, the Company issued 7,732,168 private warrants in a transaction exempt from registration under securities regulations. The warrants, which are not listed for trading on a stock exchange, entitle the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will expire on September 2, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The private warrants were established as a liability at issuance. Classification of the private warrants as liability instruments was based on an analysis of the guidance in accordance with U.S. GAAP and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” The Company considered whether the private warrants display the three characteristics of a derivative, and concluded the private warrants meet the definition of a derivative. However, the private warrants fail to meet the equity scope exception and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. The changes in fair value of the private warrant liability were an increase of $1.1 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively. These changes in fair value are recognized as other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss).

The private warrants were valued using a modified Black-Scholes Option Pricing Model (“OPM”). As certain inputs are not observable in the market, the private warrants are classified as Level 3 instruments within the fair value hierarchy. The table below presents the fair value per warrant and the valuation assumptions under the Black-Scholes OPM:

	March 31, 2024	December 31, 2023
Fair value per share	$0.57	$0.43
Warrants outstanding	7,732,168	7,732,168
Exercise price	$11.50	$11.50
Common stock price	$4.39	$2.85
Expected option term	2.42 years	2.67 years
Expected volatility	59.80%	74.20%
Risk-free rate of return	4.51%	4.00%
Expected annual dividend yield	—%	—%

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the Company’s financial instruments measured at fair value on a recurring basis:

		March 31, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Committed equity facility	Prepaid expenses and other current assets	$—	$—	$—	$—
Total assets		$—	$—	$—	$—

Liabilities:
Private warrants	Warrant liabilities	$—	$—	$4,400	$4,400
Total liabilities		$—	$—	$4,400	$4,400

		December 31, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Committed equity facility	Prepaid expenses and other current assets	$—	$—	$—	$—
Total assets		$—	$—	$—	$—

Liabilities:
Private warrants	Warrant liabilities	$—	$—	$3,325	$3,325
Total liabilities		$—	$—	$3,325	$3,325
There were no changes in the fair value of Level 3 financial assets during the three months ended March 31, 2024. Changes in the fair value of Level 3 financial liabilities were as follows:

Liabilities:	Private Warrants	Total Level 3
December 31, 2023	$3,325	$3,325
Changes in fair value	1,075	1,075
March 31, 2024	$4,400	$4,400

Note D – Accounts Receivable, net
The accounts receivable, net balance was as follows:

	March 31, 2024	December 31, 2023
Billed receivables	$18,935	$28,926
Unbilled receivables	53	3,485
Total accounts receivable, net	$18,988	$32,411

Accounts receivable are recorded for amounts to which the Company is entitled and has invoiced to the customer. Unbilled receivables, presented in the table above, consist of unbilled amounts under time-and-material (“T&M”) contracts where billing and payment is subject solely to the passage of time.

Substantially all accounts receivable as of March 31, 2024 are expected to be collected in 2024. The Company does not believe there is a significant exposure to credit risk as the majority of the Company’s accounts receivable are due from U.S. and foreign governments or large prime contractors of such government entities. As a result, the allowance for credit losses was not material as of March 31, 2024 and December 31, 2023, respectively.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note E – Inventory
The inventory balance was as follows:

	March 31, 2024	December 31, 2023
Raw materials	$1,516	$1,452
Work in process	96	64
Inventory	$1,612	$1,516

Note F – Debt
The table below presents details of the Company’s debt as of the following periods and the effective interest rate as of March 31, 2024:

	Effective interest rate	March 31, 2024	December 31, 2023
Adams Street Term Loan	12.20%	$30,444	$30,522
Adams Street Revolving Credit Facility	14.89	15,000	12,000
Adams Street Delayed Draw Term Loan	12.19	14,731	14,769
Adams Street Incremental Term Loan	12.09	31,508	31,588
D&O Financing Loans	—	—	598
Total debt		91,683	89,477
Less: unamortized discounts and issuance costs		1,161	1,257
Total debt, net		90,522	88,220
Less: Short-term debt, including current portion of long-term debt		780	1,378
Total long-term debt, net		$89,742	$86,842
Adams Street Credit Agreement
On October 28, 2020, the Company entered into a credit agreement with Adams Street Capital (the “Adams Street Credit Agreement”), the terms of which were subsequently modified by various amendments through March 31, 2024. As amended, the Adams Street Credit Agreement includes (i) a $31.0 million term loan commitment, (ii) a $15.0 million delayed draw term loan, (iii) a $32.0 million incremental term loan, and (iv) a $30.0 million revolving credit facility commitment, all of which mature on October 28, 2026. During the three months ended March 31, 2024, the Company borrowed $5.0 million and repaid $2.0 million on the revolving credit facility. As of March 31, 2024, the Company had $15.0 million of borrowings outstanding under the Company’s revolving credit facility and the remaining capacity was $15.0 million.

As of March 31, 2024, the outstanding principal on the Adams Street Credit Agreement incurs cash interest in accordance with the prime rate plus the applicable rates as set forth in the table below:

	Eurocurrency Rate	Base Rate
Term loans	6.00%	5.00%
Revolving credit facility:
Aggregate principal of $5.0 million or less	6.00	5.00
Aggregate principal in excess of $5.0 million	7.50	6.50

As amended in March 2022, AE Industrial Partners Fund II, LP (“AEI”) and certain of its affiliates (the “AEI Guarantors”), provided a limited guarantee for the payment of outstanding revolving loans in excess of $10.0 million, with a $15.0 million cap in the aggregate. In the event that the AEI Guarantors are required to make payments to the lenders under the Adams Street Credit Agreement pursuant to the terms of the limited guarantee, each AEI Guarantor would be subrogated to the rights of the lenders. In connection with the limited guarantee, the Company agreed to pay to the AEI Guarantors a fee equal to 2% of any amount actually paid by such guarantors under the limited guarantee. The fee is waivable by the AEI Guarantors at their discretion.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

As amended in August 2022, the outstanding principal on the term loans and revolving loans under the Adams Street Credit Agreement incurs additional interest to be paid-in-kind (“PIK”) of 2.00% per annum, which is accrued and added to the outstanding principal balance until the Company is in compliance with the consolidated total net leverage ratio. The requirement to comply with the consolidated total net leverage ratio was suspended through September 30, 2023, and such compliance resumed with the fiscal quarter ending December 31, 2023. In addition, the Company was required to maintain a minimum liquidity covenant of $5.0 million measured on the last day of each fiscal month commencing with the month ending September 30, 2022 through September 30, 2023. During the second quarter of 2023, in accordance with the provisions of the Adams Street Credit Agreement, as amended, the Company met certain requirements to end the incremental 2.00% per annum PIK interest, effective May 1, 2023. The previously suspended requirement to comply with the consolidated total net leverage ratio, as discussed above, is no longer in effect and the Company is required to comply with the consolidated total net leverage ratio as of March 31, 2024.

There was no accrued PIK interest on the Adams Street Credit Agreement recorded during the three months ended March 31, 2024 and $0.4 million recorded during the three months ended March 31, 2023.

In June 2023, the Company entered into the Sixth Amendment to the Adams Street Credit Agreement, in which the LIBOR-based interest rate applicable to borrowings under the Adams Street Credit Agreement was replaced with a SOFR-based interest rate in advance of the cessation of LIBOR, which occurred on June 30, 2023.

In December 2023, the Company entered into a Seventh Amendment to the Adams Street Credit Agreement, in which the commitments under the revolving credit facility increased from $25.0 million to $30.0 million.

The Adams Street Credit Agreement, as amended, contains certain customary representations and warranties, affirmative and other covenants and events of default, including among other things, payment defaults, breach of representations and warranties, and covenant defaults.

As of March 31, 2024 and December 31, 2023, the Company was in compliance with its covenant requirements, as amended.

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

On September 3, 2023, the Company entered into a $1.2 million loan with AFCO Credit Corporation (the “2023 D&O Financing Loan”) to finance the Company’s directors and officers insurance premium. The 2023 D&O Financing Loan has an interest rate of 7.39% per annum and a maturity date of March 3, 2024. In March 2024, the Company repaid the full outstanding principal and interest on the 2023 D&O Financing Loan.

Note G – Leases
The Company has entered into and acquired long-term leasing arrangements for the right to use various classes of underlying assets including facilities, vehicles and office equipment.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Total Lease Costs
The table below summarizes total lease costs for the following periods:

	Three Months Ended
	March 31, 2024	March 31, 2023
Finance lease cost:
Amortization of ROU assets	$131	$85
Interest on lease liabilities	31	20
Operating lease costs	1,058	955
Variable lease costs	3	—
Short-term lease costs	89	81
Total lease costs	$1,312	$1,141
Total lease costs are included in selling, general and administrative expenses and cost of sales on the condensed consolidated statements of operations and comprehensive income (loss).

Other Supplemental Information
The table below presents other supplemental information related to the Company’s leases for the following periods:

	Three Months Ended
	March 31, 2024		March 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$1,139	$150	$973	$100
Right-of-use assets obtained in exchange for new lease liabilities	35	168	577	300

	March 31, 2024		March 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	4.2	3.5	4.6	3.4
Weighted average discount rate	6.5%	8.3%	5.6%	8.9%

Note H – Income Taxes
The table below presents the Company’s effective income tax rate on pre-tax income from continuing operations for the following periods:

	Three Months Ended
	March 31, 2024	March 31, 2023
Effective tax rate	(1.4)%	0.4%

The effective tax rate was (1.4)% and 0.4% for the three months ended March 31, 2024 and 2023, respectively. The difference in effective tax rate between periods was primarily related to an increase in the valuation allowance during the three months ended March 31, 2024.

The effective tax rate for the three months ended March 31, 2024 and 2023, differs from the U.S. federal income tax rate of 21.0% primarily due to the valuation allowance on the realization of deferred tax assets.

The Company assesses the deferred tax assets for recoverability on a quarterly basis. In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (“NOL”) carryforwards are available. For the three months ended March 31, 2024 and 2023, the Company concluded that it is more-likely-than-not that substantially all of its deferred tax assets will not be realized and established a full

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

valuation allowance.

Note I – Commitments and Contingencies
Contingencies in the Normal Course of Business
Under certain contracts with the U.S. government and certain governmental entities, contract costs, including indirect costs, are subject to audit by and adjustment through negotiation with governmental representatives. Revenue is recorded in amounts expected to be realized on final settlement of any such audits.
Legal Proceedings
The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against it and intends to defend itself vigorously. Excluding pending matters disclosed below, the outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s condensed consolidated financial statements. The Company recognizes legal expenses when incurred as selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).

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

Commitments
During the year-ended December 31, 2023, the Company entered into an economic development agreement to serve as the anchor tenant at the new Novaparke Innovation & Technology Campus in Floyd County, Indiana, which is anticipated to be completed during fiscal year 2025. In accordance with the agreement, the Company has committed to enter into a lease for a 30,000 square foot property. As of March 31, 2024, the Company has not yet entered into the associated lease agreement.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note J – Convertible Preferred Stock
The table below presents activity of the Company’s Series A Convertible Preferred Stock:

	Shares	Amount
Balance as of December 31, 2023	93,890.20	$96,106
Dividends paid-in-kind	—	—
Balance as of March 31, 2024	93,890.20	$96,106

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

As of March 31, 2024, the 93,890.20 outstanding shares of Convertible Preferred Stock were convertible into approximately 30,783,671 shares of the Company’s common stock. The holders of Convertible Preferred Stock are entitled to vote with the holders of common stock, on an as-converted basis. In addition, holders of Convertible Preferred Stock have the right, at their option and at any time, to convert their shares into shares of common stock. Each share of Convertible Preferred Stock will mandatorily convert upon achieving thresholds related to the Company’s market capitalization and profitability metrics and the Company is required to make an offer to repurchase the outstanding Convertible Preferred Stock upon a fundamental change.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Dividends on the Convertible Preferred Stock can be paid in either cash or in kind in the form of additional shares of Convertible Preferred Stock (such payment in kind, “PIK”), at the option of the Company, subject to certain exceptions. If paid in cash, such dividends will be paid at a rate of 13% per annum, subject to certain adjustments and exceptions or, if the Company issues PIK dividends, at a rate of 15% per annum, subject to certain adjustments and exceptions. Each holder of Convertible Preferred Stock has been given certain registration rights pursuant to the Registration Rights Agreement, dated October 28, 2022. As of March 31, 2024, the accumulated but not declared or paid dividends on the Convertible Preferred Stock were $5.1 million.

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

Liquidation Preference
The Convertible Preferred Stock ranks senior to the Company’s common stock. In the event of any liquidation or winding up of the Company, the holders of the Convertible Preferred Stock shall be entitled to receive in preference to the holders of the Company’s common stock the greater of (a) the greater of (i) two times the Initial Value, defined as $1,000 per share and (ii) the Initial Value plus accrued and unpaid dividends, whether or not declared, and (b) the amount that would have been received based on the if-converted Accrued Value, defined as Initial Value plus accrued and unpaid dividends, whether or not declared. As of March 31, 2024, and December 31, 2023, the liquidation preference of the Convertible Preferred Stock was $187.8 million.

Note K – Revenues
The table below presents revenues by customer grouping for the following periods:

	Three Months Ended
	March 31, 2024	March 31, 2023
Civil space	$22,926	$26,055
National security	13,922	10,582
Commercial and other	50,944	20,968
Total revenues	$87,792	$57,605

The table below presents revenues based on the geographic location of the Company’s customers for the following periods:

	Three Months Ended
	March 31, 2024	March 31, 2023
U.S.	$32,522	$43,783
Europe	55,208	13,822
Other	62	—
Total revenues	$87,792	$57,605

Customers comprising 10% or more of revenues are presented below for the following periods:

	Three Months Ended
	March 31, 2024	March 31, 2023
Customer A(1)	$—	$9,036
Customer B(1)	—	6,681
Customer C(1)	—	5,903
Customer D(1)	43,730	—
Total	$43,730	$21,620
(1) While revenue may have been generated during each of the periods presented, amounts are only disclosed for the periods in which revenues represented 10% or more of total revenue.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Contract Balances
The table below presents the contract assets and contract liabilities included on the condensed consolidated balance sheets for the following periods:

	March 31, 2024	December 31, 2023
Contract assets	$39,554	$36,961

Contract liabilities	$37,172	$52,645

The increase in contract assets was primarily driven by revenue growth and the timing of billable milestones occurring during the three months ended March 31, 2024.

The decrease in contract liabilities during 2024 was primarily driven by revenue recognized during the three months ended March 31, 2024 on performance obligations related to large billable milestones occurring closer to the end of 2023. Revenue recognized in the three months ended March 31, 2024 that was included in the contract liability balance as of December 31, 2023 was $35.9 million. Revenue recognized in the three months ended March 31, 2023 that was included in the contract liability balance as of December 31, 2022 was $18.7 million.

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

The below table summarizes the favorable (unfavorable) impact of the net EAC adjustments for the following periods:

	Three Months Ended
	March 31, 2024	March 31, 2023
Net EAC adjustments, before income taxes	$(3,931)	$(1,610)
Net EAC adjustments, net of income taxes	(3,986)	(1,604)
Net EAC adjustments, net of income taxes, per diluted share	(0.06)	(0.02)

The net EAC adjustments in 2024 were primarily due to additional unplanned design and test cycles required to meet customer requirements in the Company’s structures and mechanisms and power generation space infrastructure offerings. The change in net EAC adjustments in 2023 was primarily due to increased production costs contributed by continued supply chain and labor market pressures.

Remaining Performance Obligations
As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $299.8 million. The Company expects to recognize approximately 67% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Note L – Employee Benefit Plans
Post-Retirement Benefit Plans
The Company sponsors various post-retirement benefit plans through its wholly-owned subsidiary, Redwire Space NV (“Space NV”), including three cash balance plans: one defined benefit pension plan with risk-based coverage for death and disability benefits

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

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

Income Statement Information
The table below provides the components of net periodic benefit cost and other amounts recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

	Three Months Ended
	March 31, 2024		March 31, 2023
	Base Plan	Performance Plans	Base Plan	Performance Plans
Net periodic benefit cost:
Service cost	$79	$57	$81	$388
Interest cost	62	26	57	24
Expected return on plan assets	(64)	(25)	(57)	(22)
Net periodic benefit cost	$77	$58	$81	$390

Contributions
The required funding of our qualified defined benefit pension plans is determined in accordance with Belgium Regulation. The table below presents contributions made by the employee and employer for the following periods:

	Three Months Ended
	March 31, 2024		March 31, 2023
Contributions by:	Base Plan	Performance Plans	Base Plan	Performance Plans
Employee	$41	$—	$59	$—
Employer	79	57	99	386

Note M – Equity-Based Compensation
Incentive Units
The Company’s former parent, AE Red Holdings, LLC (formerly known as Redwire Holdings, LLC) (“Holdings”) adopted a written compensatory benefit plan (the “Class P Unit Incentive Plan”) to provide incentives to existing or new employees, officers, managers, directors, or other service providers of the Company or its subsidiaries in the form of Holdings’ Class P Units (“Incentive Units”). As amended, the Tranche I and the Tranche III Incentive Units became fully vested in 2021. Holdings also amended the Class P Unit Incentive Plan so that the Tranche II Incentive Units would vest on any liquidation event, as defined in the Class P Unit Incentive Plan, rather than only upon consummation of the sale of Holdings, subject to the market-based condition stipulated in the Class P Unit Incentive Plan prior to its amendment. All compensation expense was recognized during 2021 and 2022 and as of March 31, 2024, Tranches I and III were fully vested and Tranche II is still subject to the market-based vesting condition.

2021 Omnibus Incentive Plan
Stock Options
The Company’s 2021 Omnibus Incentive Plan (the “Plan”) authorizes the grant of stock options (incentive and non-qualified) to purchase shares of the Company’s common stock with a contractual term of 10 years. The options vest over a three-year term as follows: 33.3% on the first anniversary of the grant date, 33.3% on the second anniversary of the grant date, and 33.4% on the third anniversary of the grant date. Vesting is contingent upon continued employment or service to the Company; both the vested and unvested portion of an option will be immediately forfeited and canceled if employment or service ceases to the Company. The Company recognizes equity-based compensation expense for the options equal to the fair value of the awards on a straight-line basis over the requisite service period and recognizes forfeitures as they occur. The fair value of options granted under the Plan is estimated on the grant date under the Black-Scholes OPM.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the activity of stock options under the Plan:

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2023	2,102,591	$2.69	$7.20	7.42
Granted	—	—	—
Expired	—	—	—
Forfeited	(3,832)	2.18	4.95
Outstanding as of March 31, 2024	2,098,759	$2.60	$7.20	7.16

As of March 31, 2024, the total unrecognized compensation cost related to unvested stock options granted under the Plan was $1.1 million and is expected to be recognized over a weighted-average period of 0.9 years. As of March 31, 2024, there were 1,185,319 stock options that were vested and exercisable.

Performance-based Restricted Stock Units
The Plan authorizes the grant of performance-based restricted stock units (“PSUs”). The PSUs generally vest upon completion of a three-year period (“performance period”). The number of shares, if any, that are ultimately awarded is contingent upon the Company’s closing price per share at the end of the performance period and continued employment or service to the Company. The performance share payout is based on a market condition, and as such, the awards are valued using a Monte Carlo simulation model (“model”) on the grant date. The model generates the fair value of the award at the grant date, which is then recognized as expense on a straight-line basis over the vesting period. The Company recognizes forfeitures as they occur.

The table below presents the activity of performance-based restricted stock units under the Plan:

	Number of PSUs	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	706,097	$3.15	2.0	$2,012
Granted	—	—
Vested	—	—
Forfeited	(10,000)	3.15
Outstanding as of March 31, 2024	696,097	$3.15	1.8	$3,056

As of March 31, 2024, total unrecognized compensation cost related to unvested PSUs granted under the Plan was $1.5 million and is expected to be recognized over a weighted-average period of 1.8 years.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the activity of restricted stock units under the Plan:

	Number of RSUs	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested as of December 31, 2023	2,851,215	$3.89	1.2	$8,126
Granted	65,201	2.97
Vested	(52,500)	2.96
Forfeited	(75,210)	3.94
Unvested as of March 31, 2024	2,788,706	$3.88	1.0	$12,242

As of March 31, 2024, total unrecognized compensation cost related to unvested restricted stock units granted under the Plan was $6.8 million and is expected to be recognized over a weighted-average period of 1.6 years.

Employee Stock Purchase Plan
On September 2, 2021, the Company’s Board adopted the Redwire Corporation 2021 Employee Stock Purchase Plan (the “ESPP”) which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. Under the ESPP, there is an enrollment period for each offering, when each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employee to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the ESPP is generally for five months, which can be modified from time to time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85% of the fair market value of the Company’s common stock at the beginning or end of each offering period, whichever is less. A participant must designate in the enrollment package the percentage (if any) up to 15% of compensation to be deducted during that offering period for the purchase of stock under the ESPP, subject to certain limitations. As of March 31, 2024, the Company had one active offering period.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the five month offering period. The Company utilizes the Black-Scholes OPM to compute the fair market value of shares under the ESPP for each offering period. As of March 31, 2024, no shares had been purchased and 2,680,999 shares were available for future sales under the ESPP.

The table below presents the equity-based compensation expense recorded for the following periods:

	Three Months Ended
	March 31, 2024	March 31, 2023
Cost of sales
ESPP	$35	$—
Stock options	9	46
Restricted stock units	606	673
Performance-based restricted stock units	4	—
Total cost of sales	$654	$719

Selling, general and administrative expenses
ESPP	$24	$—
Stock options	412	361
Restricted stock units	1,235	878
Performance-based restricted stock units	210	—
Total selling, general and administrative expenses	$1,881	$1,239

Total equity-based compensation expense	$2,535	$1,958

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note N – Net Income (Loss) per Common Share
The table below presents a reconciliation of the basic and diluted net income (loss) per share that were computed for the following periods:

	Three Months Ended
	March 31, 2024	March 31, 2023
Numerator:
Net income (loss) attributable to Redwire Corporation	$(8,095)	$(7,258)
Less: dividends on Convertible Preferred Stock	3,043	4,366
Net income (loss) available to common shareholders	$(11,138)	$(11,624)

Denominator:
Weighted-average common shares outstanding:
Basic and diluted	65,572,286	64,280,631

Net income (loss) per common share:
Basic and diluted	$(0.17)	$(0.18)

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
Because the Company had a net loss for all periods presented, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented. Please refer to Note C – Fair Value of Financial Instruments, Note J – Convertible Preferred Stock, and Note M – Equity-Based Compensation for additional information on the Company’s warrants, Convertible Preferred Stock, and equity-based compensation awards, respectively.

Note O – Joint Venture
The Company, through its wholly-owned subsidiary, Space NV, participates in a joint venture operation with SES Techcom S.A. (“Techcom”) for the purpose of performing maintenance and operations services (“M&O Services”) for the European Space Agency (“ESA”), among others. Pursuant to a shareholders agreement dated June 28, 2007, this joint venture was created under the form of two companies: Redu Space Service SA/NV (“RSS”) and ROS, both of which are organized under Belgian law. Total authorized share capital for RSS and ROS was €250 thousand. The Company has an ownership interest in RSS and ROS of 48% and 52%, respectively, while Techcom has ownership interests in RSS and ROS of 52% and 48%, respectively. Voting rights, board representation and distribution of residual returns are proportionate to these equity interests.

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

Consolidated Variable Interest Entity
ROS was formed with an initial issued share capital of €0.1 million representing 1,000 shares of €100 par value each. The shares were fully paid upon incorporation with Space NV and Techcom owning 52% and 48%, respectively. ROS’s board of directors is composed of five members elected for renewable terms of 2 years. As previously noted, board representation under the joint venture is proportionate to equity ownership with Space NV holding a majority as of March 31, 2024 and December 31, 2023.

The Company evaluated its interests in the joint venture and determined that Space NV had a variable interest in ROS as of March 31, 2024 and December 31, 2023. Due to their power to direct activities of the VIE that most significantly impact its economic performance, Space NV was determined to be the primary beneficiary and, therefore, consolidated ROS as of March 31, 2024 and December 31, 2023. Total assets and total liabilities for ROS were $0.5 million and $0.1 million, respectively, as of March 31, 2024, and $0.5 million and $0.1 million, respectively, as of December 31, 2023. Net income from ROS for the three months ended March 31, 2024 and 2023 was de minimis for disclosure.

Nonconsolidated Variable Interest Entity
RSS was also formed with an initial issued share capital of €0.1 million representing 1,000 shares of €100 par value each. The shares were fully paid upon incorporation with Techcom and Space NV owning 52% and 48%, respectively. RSS’s board of directors is composed of five members elected for renewable terms of 2 years. As previously noted, board representation under the joint venture is proportionate to equity ownership with Techcom holding a majority as of March 31, 2024 and December 31, 2023.

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

The Company recognized income (loss) from RSS of $0.1 million and $(0.1) million for the three months ended March 31, 2024 and 2023, respectively, which is included in other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss). The carrying value of the equity method investment was $3.6 million as of March 31, 2024 and December 31, 2023, respectively.

Note P – Related Parties
A customer of the Company, Related Party A, was a related party as Peter Cannito, the Company’s Chairman, CEO and President, and Kirk Konert, a member of the Company’s Board, also serve on the board of directors for the customer effective as of the second quarter of 2022.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents details of the Company’s related party transactions included on the condensed consolidated balance sheets and the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

	As of
	March 31, 2024	December 31, 2023
Accounts receivable:
Related Party A	$532	$—
Related Party B	603	4,849
	$1,135	$4,849

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues:
Related Party A	$98	$394
Related Party B	2,004	2,971
	$2,102	$3,365

In the normal course of business, the Company participates in related party transactions with certain vendors and customers where AEI maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. For the three months ended March 31, 2024 and 2023, transactions with other companies in AEI’s investment portfolio, not separately disclosed, did not have a material impact on the Company’s condensed consolidated financial statements.

Please refer to Note J – Convertible Preferred Stock, for related party transactions associated with the Company’s Convertible Preferred Stock.

Note Q – Subsequent Events
On May 1, 2024, in accordance with the Convertible Preferred Stock Certificate of Designation, the Company issued 7,022.45 shares of Series A Convertible Preferred Stock to holders of record as of April 15, 2024 as a paid-in-kind dividend on the Convertible Preferred Stock. As such, the 100,912.65 outstanding shares of Convertible Preferred Stock were convertible into approximately 33,086,123 shares of the Company’s Common Stock as of May 1, 2024.

The Company has evaluated subsequent events after the consolidated balance sheet as of March 31, 2024 through the condensed consolidated financial statements issuance date and has concluded there were no additional subsequent events that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q. Certain information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Item 1A. “Risk Factors” and the "Cautionary Note Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references in this section to the “Company,” “Redwire,” “we,” “us” or “our” refer to Redwire Corporation and its consolidated subsidiaries.
Business Overview
Redwire is a global leader in mission critical space solutions and high-reliability space infrastructure for the next generation space economy. Our “Heritage plus Innovation” strategy enables us to combine decades of flight heritage with an agile and innovative culture creating new, innovative technologies, which are the building blocks of space infrastructure for government and commercial customers.

Redwire’s primary business model is providing mission critical solutions based on core space infrastructure offerings for government and commercial customers through long-duration projects. These core offerings include leading technologies and production capability for avionics and sensors; power generation; structure and mechanisms; radio frequency (“RF”) systems; platforms, payloads and missions; and microgravity payloads. Our core offerings have been enabling space missions since the 1960s and have been flight-proven on over 200 spaceflight missions, including the National Aeronautics and Space Administration’s (“NASA”) Artemis program, New Horizons and Perseverance, the Space Forces’ GPS, and the European Space Agency’s (“ESA”) Project for On-Board Autonomy (“PROBA”) programs. We are also a provider of innovative technologies with the potential to help transform the economics of space and create new markets for its exploration and commercialization.

The following discussion should be read along with the financial statements included in this Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources,” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 20, 2024, which provides additional information on our business, the environment in which we operate and our operating results.
Recent Developments
During the first quarter of 2024, the Company delivered strong revenue performance year-over-year and generated positive cash flows from operating activities.
•Revenues increased 52% for the three months ended March 31, 2024 compared to the same period in 2023.
•Selling, general and administrative expenses as a percentage of revenues decreased to 20% for the three months ended March 31, 2024 from 28% during the same period in 2023.
•Net loss increased 12% for the three months ended March 31, 2024 compared to the same period in 2023.
•Net cash provided by operating activities was $2.8 million during the three months ended March 31, 2024, as compared to net cash used in operating activities of $14.0 million during the same period in 2023.

Results of Operations
Results of operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023
The following table presents our results of operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

	Three Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	March 31, 2024	% of revenues	March 31, 2023	% of revenues
Revenues	$87,792	100%	$57,605	100%	$30,187	52%
Cost of sales	72,967	83	43,388	75	29,579	68
Gross margin	14,825	17	14,217	25	608	4
Operating expenses:
Selling, general and administrative expenses	17,362	20	16,038	28	1,324	8
Transaction expenses	—	—	9	—	(9)	(100)
Research and development	1,040	1	388	1	652	168
Operating income (loss)	(3,577)	(4)	(2,218)	(4)	(1,359)	61
Interest expense, net	2,918	3	2,644	5	274	10
Other (income) expense, net	1,492	2	2,427	4	(935)	(39)
Income (loss) before income taxes	(7,987)	(9)	(7,289)	(13)	(698)	10
Income tax expense (benefit)	109	—	(31)	—	140	(452)
Net income (loss)	(8,096)	(9)	(7,258)	(13)	(838)	12
Net income (loss) attributable to noncontrolling interests	(1)	—	—	—	(1)	100
Net income (loss) attributable to Redwire Corporation	$(8,095)	(9)%	$(7,258)	(13)%	$(837)	12%

Revenues
Revenues increased by $30.2 million, or 52%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The year-over-year increase in revenues was primarily related to increases in average contract size and increased volume of production in the power generation and structures and mechanisms space infrastructure offerings. These increases were partially offset by the impact of net EAC adjustments for the three months ended March 31, 2024. Please refer to Note K – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Cost of Sales
Cost of sales increased $29.6 million, or 68%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The year-over-year increase in cost of sales was primarily driven by increased costs associated with revenue growth for the period.

Gross Margin
Gross margin increased $0.6 million, or 4%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. As a percentage of revenues, gross margin was 17% and 25% for the three months ended March 31, 2024 and 2023, respectively. The year-over-year decrease in gross margin as a percentage of revenues was primarily driven by changes in contract mix and the impact of net EAC adjustments for the three months ended March 31, 2024. Please refer to Note K – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $1.3 million, or 8%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The year-over-year increase in SG&A expenses was primarily driven by an increase in share-based compensation and legal expenses of $0.6 million and $0.7 million, respectively. SG&A expenses as a percentage of revenues, decreased to 20% for the three months ended March 31, 2024 from 28% during the same period in 2023. This decrease reflects the Company’s continued focus on cost discipline and streamlining corporate overhead costs to enhance operating leverage.

Transaction Expenses
Transaction expenses for the three months ended March 31, 2024 remained materially consistent as compared with the same period in 2023.

Research and Development
Research and development expenses increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily due to strategic decisions to invest in future developments related to microgravity payloads, radio frequency and power generation technologies.

Interest Expense, net
Interest expense, net increased $0.3 million, or 10%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This increase was primarily related to an increase in our cost of capital due to unfavorable changes in variable interest rates on the Company’s debt obligations and increased borrowings on the revolving credit facility compared to the same period in 2023. Please refer to Note F – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net decreased by $0.9 million, or 39%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This year-over-year decrease was primarily due to a $1.1 million loss as a result of an increase in the fair value of the Company’s private warrant liability for the three months ended March 31, 2024 as compared to a $2.8 million loss for the comparable period in 2023. Please refer to Note C – Fair Value of Financial Instruments of the accompanying notes to the condensed consolidated financial statements for additional information related to the private warrants. The decrease was also partially due to less favorable impact from foreign currency transactions for the three months ended March 31, 2024 as compared to the same period in 2023.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Three Months Ended
(in thousands, except percentages)	March 31, 2024	March 31, 2023
Income tax expense (benefit)	$109	$(31)
Effective tax rate	(1.4)%	0.4%
The change in our effective tax rate for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 is primarily due to the change in the valuation allowance. Please refer to Note H – Income Taxes of the accompanying notes to the condensed consolidated financial statements for additional information.

Net Income (Loss) Attributable to Noncontrolling Interests
The net income (loss) attributable to noncontrolling interests for the three months ended March 31, 2024 remained materially consistent as compared with the same period in 2023.

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

Adjusted EBITDA is defined as net income (loss) adjusted for interest expense, net, income tax expense (benefit), depreciation and amortization, impairment expense, acquisition deal costs, acquisition integration costs, acquisition earnout costs, purchase accounting fair value adjustment related to deferred revenue, severance costs, capital market and advisory fees, litigation-related expenses, write-off of long-lived assets, equity-based compensation, committed equity facility transaction costs, debt financing costs, and warrant liability change in fair value adjustments. Pro Forma Adjusted EBITDA is defined as Adjusted EBITDA further adjusted for the incremental Adjusted EBITDA that acquired businesses would have contributed for the periods presented if such acquisitions had occurred on January 1 of the year in which they occurred. Accordingly, historical financial information for the businesses acquired includes pro forma adjustments calculated in a manner consistent with the concepts of Article 8 of Regulation S-X, which are ultimately added back in the calculation of Adjusted EBITDA. From March 2020 through March 31, 2024, the Company has completed nine acquisitions, and as such, we believe Pro Forma Adjusted EBITDA provides meaningful insights into the impact of strategic acquisitions as well as an indicative run rate of the Company’s future operating performance.

The table below presents a reconciliation of Adjusted EBITDA and Pro Forma Adjusted EBITDA to net income (loss), computed in accordance with U.S. GAAP for the following periods:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Net income (loss)	$(8,096)	$(7,258)
Interest expense, net	2,918	2,644
Income tax expense (benefit)	109	(31)
Depreciation and amortization	2,753	2,466
Acquisition deal costs (i)	—	9
Acquisition integration costs (i)	—	306
Purchase accounting fair value adjustment related to deferred revenue (ii)	—	15
Severance costs (iii)	8	144
Capital market and advisory fees (iv)	2,278	1,388
Litigation-related expenses (v)	701	25
Equity-based compensation (vi)	2,535	1,958
Committed equity facility transaction costs (vii)	—	(106)
Warrant liability change in fair value adjustment (viii)	1,075	2,784
Adjusted EBITDA	4,281	4,344
Pro forma impact on Adjusted EBITDA (ix)	—	—
Pro Forma Adjusted EBITDA	$4,281	$4,344
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
v.Redwire incurred expenses related to securities litigation as further described in Note I of the accompanying notes to the condensed consolidated financial statements.
vi.Redwire incurred expenses related to equity-based compensation under Redwire’s equity-based compensation plan.
vii.Redwire incurred expenses related to the committed equity facility with B. Riley, which includes consideration paid to enter into the Purchase Agreement as well as changes in fair value recognized as a gain or loss during the respective periods.
viii.Redwire adjusted the private warrant liability to reflect changes in fair value recognized as a gain or loss during the respective periods.
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
Book-to-Bill
Our book-to-bill ratio was as follows for the periods presented:

	Three Months Ended		Last Twelve Months
(in thousands, except ratio)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Contracts awarded	$35,101	$29,665	$305,478	$326,273
Revenues	87,792	57,605	273,987	185,287
Book-to-bill ratio	0.40	0.51	1.11	1.76
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

Our book-to-bill ratio was 0.40 for the three months ended March 31, 2024, as compared to 0.51 for the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, none of the contracts awarded balance relates to acquired contract value.

Our book-to-bill ratio was 1.11 for the LTM (“Last Twelve Months”) ended March 31, 2024, as compared to 1.76 for the LTM ended March 31, 2023. For the LTM ended March 31, 2024, none of the contracts awarded balance relates to acquired contract value. For the LTM ended March 31, 2023, contracts awarded includes $109.8 million of acquired contract value from the Space NV acquisition, which was completed in the fourth quarter of 2022.

Backlog
The following table presents our contracted backlog as of March 31, 2024 and December 31, 2023, and related activity for the three months ended March 31, 2024 as compared to the year ended December 31, 2023.

(in thousands)	March 31, 2024	December 31, 2023
Organic backlog, beginning balance	$372,790	$313,057
Organic additions during the period	35,101	300,042
Organic revenue recognized during the period	(87,792)	(243,800)
Foreign currency translation	(2,135)	3,491
Organic backlog, ending balance	317,964	372,790

Acquisition-related contract value, beginning balance	—	—
Acquisition-related backlog, ending balance	—	—
Contracted backlog, ending balance	$317,964	$372,790

We view growth in backlog as a key measure of our business growth. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Our contracted backlog includes $18.1 million and $19.3 million in remaining contract value from T&M contracts as of March 31, 2024 and as of December 31, 2023, respectively.

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

Although contracted backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog. In addition, some of our multi-year contracts are subject to annual funding. Management fully expects all amounts reflected in contracted backlog to ultimately be fully funded. Contracted backlog from foreign operations in Luxembourg and Belgium was $96.6 million and $106.0 million as of March 31, 2024 and December 31, 2023, respectively. These amounts are subject to foreign exchange rate translations from euros to U.S. dollars that could cause the remaining backlog balance to fluctuate with the foreign exchange rate at the time of measurement.

Liquidity and Capital Resources
Our operations are primarily funded with cash flows provided by operating activities and access to existing credit facilities. As of March 31, 2024, we had $32.6 million in cash and cash equivalents and $15.0 million in available borrowings from our existing credit facilities.
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

Indebtedness
Please refer to Note F – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Committed Equity Facility
On April 14, 2022, the Company entered into an $80.0 million common stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley”). The Purchase Agreement governs a committed equity facility that provides the Company with the right, without obligation, to sell and issue up to $80.0 million of its common stock over a period of 24 months to B. Riley at the Company’s sole discretion, subject to certain limitations and conditions. Please refer to Note C – Fair Value of Financial Instruments of the accompanying notes to the condensed consolidated financial statements for additional information.

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

The Company did not sell shares to B. Riley during the three months ended March 31, 2024. As of March 31, 2024, the Company had 7,592,939 registered shares available for purchase under the committed equity facility.

On April 14, 2024, the Purchase Agreement with B. Riley expired in accordance with its terms and was not extended.

Contractual Obligations
During the three months ended March 31, 2024, there were no material changes to the Company’s contractual obligations as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 20, 2024, that were outside the ordinary course of our business.
Cash Flows
The table below summarizes certain information from the condensed consolidated statements of cash flows for the following periods:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Cash and cash equivalents at beginning of year	$30,278	$28,316
Operating activities:
Net income (loss)	(8,096)	(7,258)
Non-cash adjustments	7,040	7,621
Changes in working capital	3,820	(14,411)
Net cash provided by (used in) operating activities	2,764	(14,048)
Net cash provided by (used in) investing activities	(2,367)	(799)
Net cash provided by (used in) financing activities	2,032	(2,237)
Effect of foreign currency rate changes on cash and cash equivalents	(138)	41
Net increase (decrease) in cash and cash equivalents	2,291	(17,043)
Cash and cash equivalents at end of period	$32,569	$11,273

Operating activities
Net cash provided by operating activities was $2.8 million during the three months ended March 31, 2024, as compared to net cash used in operating activities of $14.0 million during the same period in 2023, resulting in a $16.8 million decrease in the use of cash year-over-year. The change was primarily due to an increase in cash provided by working capital of $18.2 million partially offset by an increase of $1.4 million in cash used related to the Company’s net loss and non-cash adjustments for the three months ended March 31, 2024 in comparison to the same period in 2023. The increase in cash provided by working capital is primarily related to an increase in accounts payable and accrued expenses of $7.9 million and a decrease in accounts receivable of $13.2 million, partially offset by a decrease in deferred revenue of $15.4 million and an increase in contract assets $3.0 million. The changes in contract assets, accounts receivable and deferred revenue were primarily driven by the timing of billable milestones during the three months ended March 31, 2024 compared to the same period in 2023. The increase in accounts payable and accrued expenses is primarily a result of timing of payments and invoice receipt.
Investing activities
Net cash used in investing activities increased $1.6 million for the three months ended March 31, 2024 as compared to the same period in 2023. The increase is primarily due to an increase in capital expenditures related to licensed software for internal-use and property, plant and equipment.
Financing activities
Net cash provided by financing activities was $2.0 million during the three months ended March 31, 2024, as compared to net cash used in financing activities of $2.2 million during the same period in 2023, resulting in a $4.3 million decrease in the use of cash year-over-year. The change was primarily due to an increase in net proceeds received from debt of $2.2 million during the three months ended March 31, 2024, compared to net repayments of $1.1 million in the same period in 2023. The increase in proceeds received from debt was driven primarily by increased draws from the Adams Street Revolving Credit Facility during the three months ended March 31, 2024, compared to the same period in 2023.

Foreign Currency Exposures
Our operations in Belgium and Luxembourg conduct transactions that are primarily denominated in euros, which limits our foreign currency exposure. However, changes in exchange rates will affect the Company’s condensed consolidated financial statements as expressed in U.S. dollars.

Critical Accounting Estimates
There have been no material changes to our critical accounting policies and estimates as disclosed in our audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 20, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company and is not required to provide the information required under this Item 3.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, which are designed to ensure that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were not effective as of March 31, 2024 due to the material weaknesses in internal control over financial reporting described below.

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

The material weaknesses above did not result in a material misstatement to the condensed consolidated financial statements as of March 31, 2024, nor in any restatements of financial statements previously reported by us.

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

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For additional information on pending matters, please refer to Note I – Commitments and Contingencies of the accompanying notes to the condensed consolidated financial statements. For additional information on the risks associated with the existing and future investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, please refer to Item 1A. “Risk Factors”.

ITEM 1A. RISK FACTORS
As of March 31, 2024, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 20, 2024.

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

Redwire Corporation

Date:	May 10, 2024	By:	/s/ Peter Cannito
		Name:	Peter Cannito
		Title:	Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Date:	May 10, 2024	By:	/s/ Jonathan Baliff
		Name:	Jonathan Baliff
		Title:	Chief Financial Officer and Director
(Principal Financial Officer)

Date:	May 10, 2024	By:	/s/ Chris Edmunds
		Name:	Chris Edmunds
		Title:	Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)