Form 10-Q
period 2024-06-30
Redwire Corp
filed 2024-08-08
CIK 1819810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 66,535,537 shares of common stock as of August 2, 2024.

REDWIRE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2024

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

Item 1. Financial Statements and Supplementary Data

REDWIRE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of U.S. dollars, except share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$30,832	$30,278
Accounts receivable, net	22,083	32,411
Contract assets	42,909	36,961
Inventory	1,825	1,516
Income tax receivable	636	636
Prepaid insurance	577	1,083
Prepaid expenses and other current assets	6,451	6,428
Total current assets	105,313	109,313
Property, plant and equipment, net of accumulated depreciation of $8,422 and $6,538, respectively	15,889	15,909
Right-of-use assets	11,495	13,181
Intangible assets, net of accumulated amortization of $22,176 and $18,509, respectively	61,755	62,985
Goodwill	65,218	65,757
Equity method investments	—	3,613
Other non-current assets	604	511
Total assets	$260,274	$271,269

Liabilities, Convertible Preferred Stock and Equity (Deficit)
Current liabilities:
Accounts payable	$27,796	$18,573
Short-term debt, including current portion of long-term debt	780	1,378
Short-term operating lease liabilities	3,502	3,737
Short-term finance lease liabilities	461	439
Accrued expenses	28,624	32,902
Deferred revenue	44,076	52,645
Other current liabilities	2,064	2,362
Total current liabilities	107,303	112,036
Long-term debt, net	94,646	86,842
Long-term operating lease liabilities	10,634	12,302
Long-term finance lease liabilities	1,064	1,137
Warrant liabilities	13,377	3,325
Deferred tax liabilities	2,442	2,402
Other non-current liabilities	378	400
Total liabilities	$229,844	$218,444
Commitments and contingencies (Note I – Commitments and Contingencies)

REDWIRE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands of U.S. dollars, except share data)

	June 30, 2024	December 31, 2023
Convertible preferred stock, $0.0001 par value, 125,292.00 shares authorized; 100,912.65 and 93,890.20 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively. Liquidation preference of $242,381 and $187,780 as of June 30, 2024 and December 31, 2023, respectively(1).	$108,696	$96,106

Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 99,874,708 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 65,980,697 and 65,546,174 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	7	7
Treasury stock, 373,420 and 353,470 shares, at cost, as of June 30, 2024 and December 31, 2023, respectively	(1,007)	(951)
Additional paid-in capital	180,716	188,323
Accumulated deficit	(259,978)	(233,791)
Accumulated other comprehensive income (loss)	1,996	2,903
Total shareholders’ equity (deficit)	(78,266)	(43,509)
Noncontrolling interests	—	228
Total equity (deficit)	(78,266)	(43,281)
Total liabilities, convertible preferred stock and equity (deficit)	$260,274	$271,269
(1) Please refer to Note J – Convertible Preferred Stock for additional information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues	$78,111	$60,098	$165,903	$117,703
Cost of sales	65,127	44,194	138,094	87,582
Gross margin	12,984	15,904	27,809	30,121
Operating expenses:
Selling, general and administrative expenses	18,088	17,686	35,450	33,724
Transaction expenses	278	4	278	13
Research and development	1,748	2,070	2,788	2,458
Operating income (loss)	(7,130)	(3,856)	(10,707)	(6,074)
Interest expense, net	3,009	2,664	5,927	5,308
Other (income) expense, net	7,933	(970)	9,425	1,457
Income (loss) before income taxes	(18,072)	(5,550)	(26,059)	(12,839)
Income tax expense (benefit)	15	(85)	124	(116)
Net income (loss)	(18,087)	(5,465)	(26,183)	(12,723)
Net income (loss) attributable to noncontrolling interests	5	(1)	4	(1)
Net income (loss) attributable to Redwire Corporation	(18,092)	(5,464)	(26,187)	(12,722)
Less: dividends on Convertible Preferred Stock	9,699	4,800	12,742	9,166
Net income (loss) available to common shareholders	$(27,791)	$(10,264)	$(38,929)	$(21,888)

Net income (loss) per common share:
Basic and diluted	$(0.42)	$(0.16)	$(0.59)	$(0.34)
Weighted-average shares outstanding:
Basic and diluted	65,701,704	64,345,698	65,636,995	64,313,344

Comprehensive income (loss):
Net income (loss) attributable to Redwire Corporation	$(18,092)	$(5,464)	$(26,187)	$(12,722)
Foreign currency translation gain (loss), net of tax	(78)	138	(750)	556
Total other comprehensive income (loss), net of tax	(78)	138	(750)	556
Total comprehensive income (loss)	$(18,170)	$(5,326)	$(26,937)	$(12,166)

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(In thousands of U.S. dollars, except share data)

Three Months Ended June 30, 2024	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of March 31, 2024	65,578,724	$7	373,420	$(1,007)	$190,858	$(241,886)	$2,236	$(49,792)	$222	$(49,570)
Equity-based compensation expense	—	—	—	—	1,918	—	—	1,918	—	1,918
Common stock issued for share-based awards	401,973	—	—	—	530	—	—	530	—	530
Convertible preferred stock paid-in-kind dividend	—	—	—	—	(12,590)	—	—	(12,590)	—	(12,590)
Sale of joint ventures	—	—			—	—	(164)	(164)	(225)	(389)
Foreign currency translation, net of tax	—	—	—	—	—	—	(76)	(76)	(2)	(78)
Net loss	—	—	—	—	—	(18,092)	—	(18,092)	5	(18,087)
Balance as of June 30, 2024	65,980,697	$7	373,420	$(1,007)	$180,716	$(259,978)	$1,996	$(78,266)	$—	$(78,266)

Six Months Ended June 30, 2024	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of period end December 31, 2023	65,546,174	$7	353,470	$(951)	$188,323	$(233,791)	$2,903	$(43,509)	$228	$(43,281)
Equity-based compensation expense	—	—	—	—	4,453	—	—	4,453	—	4,453
Common stock issued for share-based awards	434,523	—	—	—	530	—	—	530	—	530
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	19,950	(56)	—	—	—	(56)	—	(56)
Convertible preferred stock paid-in-kind dividend	—	—	—	—	(12,590)	—	—	(12,590)	—	(12,590)
Sale of joint ventures	—	—			—	—	(164)	(164)	(225)	(389)
Foreign currency translation, net of tax	—	—	—	—	—	—	(743)	(743)	(7)	(750)
Net loss	—	—	—	—	—	(26,187)	—	(26,187)	4	(26,183)
Balance as of June 30, 2024	65,980,697	$7	373,420	$(1,007)	$180,716	$(259,978)	$1,996	$(78,266)	$—	$(78,266)

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(In thousands of U.S. dollars, except share data)

Three Months Ended June 30, 2023	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of March 31, 2023	64,280,631	$6	141,811	$(381)	$200,084	$(213,786)	$2,492	$(11,585)	$228	$(11,357)
Equity-based compensation expense	—	—	—	—	1,908	—	—	1,908	—	1,908
Common stock issued for share-based awards	164,475	—	—	—	—	—	—	—	—	—
Convertible preferred stock paid-in-kind dividend	—	—	—	—	(9,030)	—	—	(9,030)	—	(9,030)
Foreign currency translation, net of tax	—	—	—	—	—	—	137	137	1	138
Net loss	—	—	—	—	—	(5,464)	—	(5,464)	(1)	(5,465)
Balance as of June 30, 2023	64,445,106	$6	141,811	$(381)	$192,962	$(219,250)	$2,629	$(24,034)	$228	$(23,806)

Six Months Ended June 30, 2023	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	64,280,631	$6	141,811	$(381)	$198,126	$(206,528)	$2,076	$(6,701)	$226	$(6,475)
Equity-based compensation expense	—	—	—	—	3,866	—	—	3,866	—	3,866
Common stock issued for share-based awards	164,475	—	—	—	—	—	—	—	—	—
Convertible preferred stock paid-in-kind dividend	—	—	—	—	(9,030)	—	—	(9,030)	—	(9,030)
Foreign currency translation, net of tax	—	—	—	—	—	—	553	553	3	556
Net loss	—	—	—	—	—	(12,722)	—	(12,722)	(1)	(12,723)
Balance as of June 30, 2023	64,445,106	$6	141,811	$(381)	$192,962	$(219,250)	$2,629	$(24,034)	$228	$(23,806)

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of U.S. dollars)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income (loss)	$(26,183)	$(12,723)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,678	5,084
Amortization of debt issuance costs and discount	349	173
Equity-based compensation expense	4,453	3,866
(Gain) loss on sale of joint ventures	(1,303)	—
(Gain) loss on change in fair value of committed equity facility	—	(66)
(Gain) loss on change in fair value of warrants	10,052	2,011
Deferred provision (benefit) for income taxes	112	(333)
Non-cash lease expense	22	103
Non-cash interest expense	—	525
Other	690	(128)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	9,987	1,376
(Increase) decrease in contract assets	(6,449)	(11,898)
(Increase) decrease in inventory	(314)	188
(Increase) decrease in prepaid insurance	505	1,604
(Increase) decrease in prepaid expenses and other assets	(231)	(592)
Increase (decrease) in accounts payable and accrued expenses	4,838	(3,262)
Increase (decrease) in deferred revenue	(8,497)	4,025
Increase (decrease) in operating lease liabilities	(169)	(160)
Increase (decrease) in other liabilities	(282)	(440)
Increase (decrease) in notes payable to sellers	—	(557)
Net cash provided by (used in) operating activities	(6,742)	(11,204)

Cash flows from investing activities:
Net proceeds from sale of joint ventures	4,598	—
Purchases of property, plant and equipment, net	(2,475)	(2,223)
Purchase of intangible assets	(1,579)	(325)
Net cash provided by (used in) investing activities	544	(2,548)

Cash flows from financing activities:
Proceeds received from debt	15,000	11,500
Repayments of debt	(7,988)	(13,695)
Payment of debt issuance fees to third parties	(322)	—
Repayment of finance leases	(235)	(175)
Proceeds from issuance of common stock	530	—
Payment of committed equity facility transaction costs	—	(571)
Payments of issuance costs related to convertible preferred stock	—	(52)
Shares repurchased for settlement of employee tax withholdings on share-based awards	(56)	—
Payment of contingent earnout	—	(443)
Net cash provided by (used in) financing activities	6,929	(3,436)
Effect of foreign currency rate changes on cash and cash equivalents	(177)	103
Net increase (decrease) in cash and cash equivalents	554	(17,085)
Cash and cash equivalents at beginning of period	30,278	28,316
Cash and cash equivalents at end of period	$30,832	$11,231

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

The table below presents supplemental cash flow information during the following periods:

	Six Months Ended
	June 30, 2024	June 30, 2023
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$5,462	$4,137
Income taxes	216	—

Non-Cash Investing and Financing Activities:
Convertible Preferred Stock dividend paid-in-kind	$12,590	$9,030
Capital expenditures not yet paid	2,069	1,821

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

Recently Adopted Accounting Pronouncements
In January 2020, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Subsequent to the issuance of ASU 2020-04, there were various updates that amended and clarified the impact of ASU 2020-04, including an update in December 2022, which deferred the sunset date in Topic 848 from December 31, 2022 to December 31, 2024. ASU 2020-04 provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at modification date or reassess a previous accounting determination. The amendments in this ASU apply to all entities (subject to meeting certain criteria) that have contracts, hedging relationships, or other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company has elected the temporary optional expedients and exceptions afforded to entities with contract modifications affected by

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

reference rate reform for the periods available. The impact of this election did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

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

At inception, the Company evaluated the Purchase Agreement with B. Riley and determined that the committed equity facility was not indexed to the Company’s own common stock and, therefore, measures the derivative asset at fair value based on the consideration transferred to B. Riley in exchange for its irrevocable commitment to purchase up to $80.0 million in shares of the Company’s common stock. Subsequent changes in the fair value of the derivative asset are dependent upon, among other things, changes in the closing share price of the Company’s common stock, the quantity and purchase price of shares purchased by B. Riley during the reporting period, the unused capacity under the committed equity facility as of the balance sheet date and the cost of raising other forms of capital. As certain inputs are not observable in the market, the derivative asset is classified as a Level 3 instrument within the fair value hierarchy. The Company adjusts the previous fair value estimate of the committed equity facility at each reporting period based on changes in the weighted average purchase price of shares purchased by B. Riley during the period, the unused capacity available under the committed equity facility, expected stock price volatility and other macroeconomic factors which impact the cost of raising comparable forms of capital. On April 14, 2024, the Purchase Agreement with B. Riley expired in accordance with its terms and was not extended. As a result, the Company no longer recognized a derivative asset related to the committed equity facility as of June 30, 2024.

Pursuant to the Purchase Agreement, the purchase price for each share of common stock is equal to 97% of the volume weighted average price (“VWAP”) on the applicable purchase date, which results in a 3% fee on the purchase of the Company’s common stock. The Company did not sell shares to B. Riley during the three and six months ended June 30, 2024.

Private Warrants
In September 2021, the Company issued 7,732,168 private warrants in a transaction exempt from registration under securities regulations. The warrants, which are not listed for trading on a stock exchange, entitle the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will expire on September 2, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The private warrants were established as a liability at issuance. Classification of the private warrants as liability instruments was based on an analysis of the guidance in accordance with U.S. GAAP and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” The Company considered whether the private warrants display the three characteristics of a derivative, and concluded the private warrants meet the definition of a derivative. However, the private warrants fail to meet the equity scope exception and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. The changes in fair value of the private warrant liability were an increase of $9.0 million and a decrease of $0.8 million for the three months ended June 30, 2024 and 2023, respectively, and an increase of $10.1 million and $2.0 million for the six months ended June 30, 2024 and 2023, respectively. These changes in fair value are recognized as other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss).

The private warrants were valued using a modified Black-Scholes Option Pricing Model (“OPM”). As certain inputs are not observable in the market, the private warrants are classified as Level 3 instruments within the fair value hierarchy. The table below presents the fair value per warrant and the valuation assumptions under the Black-Scholes OPM:

	June 30, 2024	December 31, 2023
Fair value per share	$1.73	$0.43
Warrants outstanding	7,732,168	7,732,168
Exercise price	$11.50	$11.50
Common stock price	$7.17	$2.85
Expected option term	2.18 years	2.67 years
Expected volatility	62.30%	74.20%
Risk-free rate of return	4.68%	4.00%
Expected annual dividend yield	—%	—%

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the Company’s financial instruments measured at fair value on a recurring basis:

		June 30, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$13,377	$13,377
Total liabilities		$—	$—	$13,377	$13,377

		December 31, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Committed equity facility	Prepaid expenses and other current assets	$—	$—	$—	$—
Total assets		$—	$—	$—	$—

Liabilities:
Private warrants	Warrant liabilities	$—	$—	$3,325	$3,325
Total liabilities		$—	$—	$3,325	$3,325
There were no changes in the fair value of Level 3 financial assets during the six months ended June 30, 2024. Changes in the fair value of Level 3 financial liabilities were as follows:

Liabilities:	Private Warrants	Total Level 3
December 31, 2023	$3,325	$3,325
Changes in fair value	10,052	10,052
June 30, 2024	$13,377	$13,377

Note D – Accounts Receivable, net
The accounts receivable, net balance was as follows:

	June 30, 2024	December 31, 2023
Billed receivables	$21,975	$28,926
Unbilled receivables	108	3,485
Total accounts receivable, net	$22,083	$32,411

Accounts receivable are recorded for amounts to which the Company is entitled and has invoiced to the customer. Unbilled receivables, presented in the table above, consist of unbilled amounts under time-and-material (“T&M”) contracts where billing and payment is subject solely to the passage of time.

Substantially all accounts receivable as of June 30, 2024 are expected to be collected in 2024. The Company does not believe there is a significant exposure to credit risk as the majority of the Company’s accounts receivable are due from U.S. and foreign governments or large prime contractors of such government entities. As a result, the allowance for credit losses was not material as of June 30, 2024 and December 31, 2023, respectively.

Note E – Inventory
The inventory balance was as follows:

	June 30, 2024	December 31, 2023
Raw materials	$1,634	$1,452
Work in process	191	64
Inventory	$1,825	$1,516

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note F – Debt
The table below presents details of the Company’s debt as of the following periods and the effective interest rate as of June 30, 2024:

	Effective interest rate	June 30, 2024	December 31, 2023
Adams Street Term Loan	12.21%	$30,367	$30,522
Adams Street Revolving Credit Facility	15.03	20,000	12,000
Adams Street Delayed Draw Term Loan	12.21	14,693	14,769
Adams Street Incremental Term Loan	12.10	31,428	31,588
D&O Financing Loans	—	—	598
Total debt		96,488	89,477
Less: unamortized discounts and issuance costs		1,062	1,257
Total debt, net		95,426	88,220
Less: Short-term debt, including current portion of long-term debt		780	1,378
Total long-term debt, net		$94,646	$86,842
Adams Street Credit Agreement
On October 28, 2020, the Company entered into a credit agreement with Adams Street Capital (the “Adams Street Credit Agreement”), the terms of which were subsequently modified by various amendments through June 30, 2024. As amended, the Adams Street Credit Agreement includes (i) a $31.0 million term loan commitment, (ii) a $15.0 million delayed draw term loan, (iii) a $32.0 million incremental term loan, and (iv) a $45.0 million revolving credit facility commitment, all of which mature on October 28, 2026. During the three and six months ended June 30, 2024, the Company borrowed $10.0 million and $15.0 million, respectively, and repaid $5.0 million and $7.0 million, respectively, on the revolving credit facility. As of June 30, 2024, the Company had $25.0 million of remaining capacity under the Company’s revolving credit facility.

As of June 30, 2024, the outstanding principal on the Adams Street Credit Agreement incurs cash interest in accordance with the prime rate plus the applicable rates as set forth in the table below:

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

As amended in August 2022, the outstanding principal on the term loans and revolving loans under the Adams Street Credit Agreement incurs additional interest to be paid-in-kind (“PIK”) of 2.00% per annum, which is accrued and added to the outstanding principal balance until the Company is in compliance with the consolidated total net leverage ratio. The requirement to comply with the consolidated total net leverage ratio was suspended through September 30, 2023, and such compliance resumed with the fiscal quarter ending December 31, 2023. In addition, the Company was required to maintain a minimum liquidity covenant of $5.0 million measured on the last day of each fiscal month commencing with the month ending September 30, 2022 through September 30, 2023. During the second quarter of 2023, in accordance with the provisions of the Adams Street Credit Agreement, as amended, the Company met certain requirements to end the incremental 2.00% per annum PIK interest, effective May 1, 2023. The previously suspended requirement to comply with the consolidated total net leverage ratio, as discussed above, is no longer in effect and the Company is required to comply with the consolidated total net leverage ratio as of June 30, 2024.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

There was no accrued PIK interest on the Adams Street Credit Agreement recorded during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, total accrued PIK interest on the Adams Street Credit Agreement was $0.1 million and $0.5 million, respectively.

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

In June 2024, the Company entered into an Eighth Amendment to the Adams Street Credit Agreement (“Eighth Amendment”), in which the commitments under the revolving credit facility increased from $30.0 million to $45.0 million. Pursuant to the Eighth Amendment, the Company is required to maintain an aggregate principal amount of outstanding revolving credit loans in an amount no less than $10.0 million.

The Adams Street Credit Agreement, as amended, contains certain customary representations and warranties, affirmative and other covenants and events of default, including among other things, payment defaults, breach of representations and warranties, and covenant defaults.

As of June 30, 2024 and December 31, 2023, the Company was in compliance with its covenant requirements, as amended.

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

Total Lease Costs
The table below summarizes total lease costs for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Finance lease cost:
Amortization of ROU assets	$127	$107	$258	$192
Interest on lease liabilities	31	24	62	44
Operating lease costs	1,062	1,038	2,120	1,993
Variable lease costs	19	11	22	11
Short-term lease costs	80	9	169	90
Total lease costs	$1,319	$1,189	$2,631	$2,330
Total lease costs are included in selling, general and administrative expenses and cost of sales on the condensed consolidated statements of operations and comprehensive income (loss).

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Other Supplemental Information
The table below presents other supplemental information related to the Company’s leases for the following periods:

	Three Months Ended
	June 30, 2024		June 30, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$1,142	$147	$1,087	$118
Right-of-use assets obtained in exchange for new lease liabilities	—	58	2,757	151

	Six Months Ended
	June 30, 2024		June 30, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$2,281	$297	$2,060	$218
Right-of-use assets obtained in exchange for new lease liabilities	35	226	3,334	451

	June 30, 2024		June 30, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	4.0	3.5	4.7	3.5
Weighted average discount rate	6.6%	8.2%	6.4%	8.8%
As of June 30, 2024, the Company entered into two facility leases that had not yet commenced but created significant future lease obligations in the amount of $7.3 million. The contracts were determined to be operating leases, whereby the Company is not required to make rent payments prior to the lease commencement date while construction is completed on the underlying asset. Due to the nature of the work and the amount of the Company’s contribution to the construction period costs for each lease, the Company was determined not to be the owner of the assets under construction as the landlords have substantially all of the construction period risks.

Note H – Income Taxes
The table below presents the Company’s effective income tax rate on pre-tax income from continuing operations for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Effective tax rate	(0.1)%	1.5%	(0.5)%	0.9%

The effective tax rate was (0.1)% and 1.5% for the three months ended June 30, 2024 and 2023, respectively. The difference in effective tax rate between periods was primarily related to an increase in the valuation allowance during the three months ended June 30, 2024.

The effective tax rate was (0.5)% and 0.9% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate for the six months ended June 30, 2024 and 2023, differs from the U.S. federal income tax rate of 21.0% primarily due to the valuation allowance on the realization of deferred tax assets.

The Company assesses the deferred tax assets for recoverability on a quarterly basis. In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (“NOL”) carryforwards are available. For the six months ended June 30, 2024 and 2023, the Company concluded that it is more-likely-than-not that substantially all of its deferred tax assets will not be realized and established a full valuation allowance.

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

Commitments
During the year-ended December 31, 2023, the Company entered into an economic development agreement to serve as the anchor tenant at the new Novaparke Innovation & Technology Campus in Floyd County, Indiana, the construction of which is anticipated to be completed during fiscal year 2025. In accordance with the agreement, the Company has committed to enter into a lease for a 30,000 square foot property. As of June 30, 2024, the Company entered into the associated lease. Refer to Note G – Leases for additional information.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note J – Convertible Preferred Stock
The table below presents activity of the Company’s Series A Convertible Preferred Stock:

	Shares	Amount
Balance as of December 31, 2023	93,890.20	$96,106
Dividends paid-in-kind	7,022.45	12,590
Balance as of June 30, 2024	100,912.65	$108,696

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

On May 1, 2024, in accordance with the Convertible Preferred Stock Certificate of Designation, the Company issued 7,022.45 shares of Series A Convertible Preferred Stock to holders of record as of April 15, 2024, as a dividend paid-in-kind (“PIK”) on the Convertible Preferred Stock. As the Company has the option of paying dividends on the Convertible Preferred Stock in either cash or in kind, the PIK dividend is recorded at fair value as of the respective declaration date. The fair value of the PIK dividend as of April 15, 2024 was $12.6 million, which was recorded against additional paid-in-capital since the Company has an accumulated loss. The fair value of the May 2024 PIK dividends was calculated using the accrued value per share after a remaining term of 2.5 years on an as-converted basis, or $1,793 per share.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

As of June 30, 2024, the 100,912.65 outstanding shares of Convertible Preferred Stock were convertible into approximately 33,804,950 shares of the Company’s common stock. The holders of Convertible Preferred Stock are entitled to vote with the holders of common stock, on an as-converted basis. In addition, holders of Convertible Preferred Stock have the right, at their option and at any time, to convert their shares into shares of common stock. Each share of Convertible Preferred Stock will mandatorily convert upon achieving thresholds related to the Company’s market capitalization and profitability metrics and the Company is required to make an offer to repurchase the outstanding Convertible Preferred Stock upon a fundamental change.

Dividends on the Convertible Preferred Stock can be paid in either cash or in kind in the form of additional shares of Convertible Preferred Stock (such payment in kind, “PIK”), at the option of the Company, subject to certain exceptions. If paid in cash, such dividends will be paid at a rate of 13% per annum, subject to certain adjustments and exceptions or, if the Company issues PIK dividends, at a rate of 15% per annum, subject to certain adjustments and exceptions. Each holder of Convertible Preferred Stock has been given certain registration rights pursuant to the Registration Rights Agreement, dated October 28, 2022. As of June 30, 2024, the accumulated but not declared or paid dividends on the Convertible Preferred Stock were $2.2 million.

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

Liquidation Preference
The Convertible Preferred Stock ranks senior to the Company’s common stock. In the event of any liquidation or winding up of the Company, the holders of the Convertible Preferred Stock shall be entitled to receive in preference to the holders of the Company’s common stock the greater of (a) the greater of (i) two times the Initial Value, defined as $1,000 per share and (ii) the Initial Value plus accrued and unpaid dividends, whether or not declared, and (b) the amount that would have been received based on the if-converted Accrued Value, defined as Initial Value plus accrued and unpaid dividends, whether or not declared. As of June 30, 2024, and December 31, 2023, the liquidation preference of the Convertible Preferred Stock was $242.4 million and $187.8 million, respectively.

Note K – Revenues
The table below presents revenues by customer grouping for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Civil space	$25,052	$27,440	$47,978	$53,495
National security	16,247	14,178	30,169	24,760
Commercial and other	36,812	18,480	87,756	39,448
Total revenues	$78,111	$60,098	$165,903	$117,703

The table below presents revenues based on the geographic location of the Company’s customers for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
U.S.	$31,319	$44,653	$63,841	$88,436
Europe	46,783	15,368	101,991	29,190
Other	9	77	71	77
Total revenues	$78,111	$60,098	$165,903	$117,703

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Customers comprising 10% or more of revenues are presented below for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Customer A(1)	$—	$9,824	$—	$18,841
Customer B(1)	9,639	9,580	17,499	16,949
Customer D(1)	33,499	—	77,229	—
(1) While revenue may have been generated during each of the periods presented, amounts are only disclosed for the periods in which revenues represented 10% or more of total revenue.

Contract Balances
The table below presents the contract assets and contract liabilities included on the condensed consolidated balance sheets for the following periods:

	June 30, 2024	December 31, 2023
Contract assets	$42,909	$36,961

Contract liabilities	$44,076	$52,645

The increase in contract assets was primarily driven by revenue growth and the timing of billable milestones occurring during the six months ended June 30, 2024.

The decrease in contract liabilities during 2024 was primarily driven by revenue recognized during the six months ended June 30, 2024 on performance obligations related to large billable milestones occurring closer to the end of 2023. Revenue recognized in the six months ended June 30, 2024 that was included in the contract liability balance as of December 31, 2023 was $46.0 million. Revenue recognized in the six months ended June 30, 2023 that was included in the contract liability balance as of December 31, 2022 was $26.4 million.

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

The below table summarizes the favorable (unfavorable) impact of the net EAC adjustments for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net EAC adjustments, before income taxes	$(3,096)	$(74)	$(7,027)	$(1,684)
Net EAC adjustments, net of income taxes	(3,099)	(73)	(7,062)	(1,677)
Net EAC adjustments, net of income taxes, per diluted share	(0.05)	—	(0.11)	(0.03)

The net EAC adjustments in 2024 were primarily due to additional unplanned design and test cycles required to meet customer requirements in the Company’s structures and mechanisms, avionics and sensors, and power generation space infrastructure offerings. The change in net EAC adjustments in 2023 was primarily due to increased production costs contributed by continued supply chain and labor market pressures.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Remaining Performance Obligations
As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $335.4 million. The Company expects to recognize approximately 74% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

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

Income Statement Information
The table below provides the components of net periodic benefit cost and other amounts for the Base Plan recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net periodic benefit cost:
Service cost	$78	$84	$157	$165
Interest cost	61	60	123	117
Expected return on plan assets	(63)	(59)	(127)	(116)
Net periodic benefit cost	$76	$85	$153	$166
The table below provides the components of net periodic benefit cost and other amounts for the Performance Plans recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net periodic benefit cost:
Service cost	$—	$8	$57	$396
Interest cost	26	25	52	49
Expected return on plan assets	(24)	(22)	(49)	(44)
Net periodic benefit cost	$2	$11	$60	$401

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Contributions
The required funding of our qualified defined benefit pension plans is determined in accordance with Belgium Regulation. The table below presents contributions made by the employee and employer for the Base Plan and the Performance Plans for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Base Plan Contributions by:
Employee	$85	$42	$126	$101
Employer	163	69	242	168

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Performance Plans Contributions by:
Employee	$—	$—	$—	$—
Employer	—	17	57	403

Note M – Equity-Based Compensation
Incentive Units
The Company’s former parent, AE Red Holdings, LLC (formerly known as Redwire Holdings, LLC) (“Holdings”) adopted a written compensatory benefit plan (the “Class P Unit Incentive Plan”) to provide incentives to existing or new employees, officers, managers, directors, or other service providers of the Company or its subsidiaries in the form of Holdings’ Class P Units (“Incentive Units”). As amended, the Tranche I and the Tranche III Incentive Units became fully vested in 2021. Holdings also amended the Class P Unit Incentive Plan so that the Tranche II Incentive Units would vest on any liquidation event, as defined in the Class P Unit Incentive Plan, rather than only upon consummation of the sale of Holdings, subject to the market-based condition stipulated in the Class P Unit Incentive Plan prior to its amendment. All compensation expense was recognized during 2021 and 2022 and as of June 30, 2024, Tranches I and III were fully vested and Tranche II is still subject to the market-based vesting condition.

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

The table below presents the activity of stock options under the Plan:

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2023	2,102,591	$2.69	$7.20	7.42
Granted	—	—	—
Exercised	(43,118)	1.01	3.13
Expired	(53,234)	0.25	9.99
Forfeited	(61,498)	2.44	6.05
Outstanding as of June 30, 2024	1,944,741	$2.62	$7.25	6.98

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

As of June 30, 2024, the total unrecognized compensation cost related to unvested stock options granted under the Plan was $0.7 million and is expected to be recognized over a weighted-average period of 0.7 years. As of June 30, 2024, there were 1,088,967 stock options that were vested and exercisable.

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

The table below presents the activity of performance-based restricted stock units under the Plan:

	Number of PSUs	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	706,097	$3.15	2.0	$2,012
Granted	—	—
Vested	—	—
Forfeited	(57,500)	3.15
Outstanding as of June 30, 2024	648,597	$3.15	1.5	$4,650

As of June 30, 2024, total unrecognized compensation cost related to unvested PSUs granted under the Plan was $1.2 million and is expected to be recognized over a weighted-average period of 1.5 years.

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

On May 23, 2024, the Company granted 125,526 restricted stock units of the Company’s common stock to non-employee directors. The restricted stock units vest on the one year anniversary of the grant date, subject to the director’s continued service on the Board. The weighted average grant date fair value of these awards was $4.78 per share.

The table below presents the activity of restricted stock units under the Plan:

	Number of RSUs	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested as of December 31, 2023	2,851,215	$3.89	1.2	$8,126
Granted	190,727	4.16
Vested	(258,265)	2.54
Forfeited	(245,881)	4.16
Unvested as of June 30, 2024	2,537,796	$4.02	0.8	$18,196

As of June 30, 2024, total unrecognized compensation cost related to unvested restricted stock units granted under the Plan was $5.3 million and is expected to be recognized over a weighted-average period of 1.5 years.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Employee Stock Purchase Plan
On September 2, 2021, the Company’s Board adopted the Redwire Corporation 2021 Employee Stock Purchase Plan (the “ESPP”) which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. Under the ESPP, there is an enrollment period for each offering, when each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employee to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the ESPP is generally for five months, which can be modified from time to time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85% of the fair market value of the Company’s common stock at the beginning or end of each offering period, whichever is less. A participant must designate in the enrollment package the percentage (if any) up to 15% of compensation to be deducted during that offering period for the purchase of stock under the ESPP, subject to certain limitations. As of June 30, 2024, the Company had completed one offering period.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the five month offering period. The Company utilizes the Black-Scholes OPM to compute the fair market value of shares under the ESPP for each offering period. As of June 30, 2024, 153,090 shares had been purchased and 2,527,909 shares were available for future sales under the ESPP.

The table below presents the equity-based compensation expense recorded for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cost of sales
ESPP	$35	$—	$70	$—
Stock options	6	46	15	92
Restricted stock units	511	598	1,117	1,271
Performance-based restricted stock units	5	—	9	—
Total cost of sales	$557	$644	$1,211	$1,363

Selling, general and administrative expenses
ESPP	$22	$—	$46	$—
Stock options	317	383	729	744
Restricted stock units	869	881	2,104	1,759
Performance-based restricted stock units	153	—	363	—
Total selling, general and administrative expenses	$1,361	$1,264	$3,242	$2,503

Total equity-based compensation expense	$1,918	$1,908	$4,453	$3,866

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note N – Net Income (Loss) per Common Share
The table below presents a reconciliation of the basic and diluted net income (loss) per share that were computed for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net income (loss) attributable to Redwire Corporation	$(18,092)	$(5,464)	$(26,187)	$(12,722)
Less: dividends on Convertible Preferred Stock	9,699	4,800	12,742	9,166
Net income (loss) available to common shareholders	$(27,791)	$(10,264)	$(38,929)	$(21,888)

Denominator:
Weighted-average common shares outstanding:
Basic and diluted	65,701,704	64,345,698	65,636,995	64,313,344

Net income (loss) per common share:
Basic and diluted	$(0.42)	$(0.16)	$(0.59)	$(0.34)

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

Note O – Joint Venture
The Company, through its wholly-owned subsidiary, Space NV, participated in a joint venture operation with SES Techcom S.A. (“Techcom”) for the purpose of performing maintenance and operations services (“M&O Services”) for the European Space Agency (“ESA”), among others. Pursuant to a shareholders agreement dated June 28, 2007, this joint venture was created under the form of two companies: Redu Space Service SA/NV (“RSS”) and Redu Operation Services SA/NV (“ROS”), both of which are organized under Belgian law. Total authorized share capital for RSS and ROS was €250 thousand. The Company had an ownership interest in RSS and ROS of 48% and 52%, respectively, while Techcom had ownership interests in RSS and ROS of 52% and 48%, respectively. Voting rights, board representation and distribution of residual returns are proportionate to these equity interests.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The joint venture automatically terminated on the earlier of: (i) the expiration of the M&O Service agreement with ESA, unless other business is conducted by either company at the time of expiration, (ii) complete withdrawal of ownership interests held by Space NV or Techcom, or (iii) unanimous consent by the shareholders that both RSS and ROS are dissolved.

In May 2024, Space NV (“seller”) and Techcom (“purchaser”) entered into a share purchase agreement (the “SPA Agreement”), whereby the seller sold to the purchaser all the shares owned by the seller in both ROS and RSS for total cash consideration of $4.9 million (€4.5 million), effectuating a complete withdrawal of ownership interests held by Space NV, and terminating the joint ventures, resulting in an aggregate gain on the sale of joint ventures of $1.3 million. As of June 30, 2024, the Company had no remaining ownership interest in ROS and RSS. As a result of the sale, the Company reclassified $0.2 million out of accumulated other comprehensive income (loss) related to the accumulated translation adjustments of ROS and RSS. The reclassified accumulated translation adjustments is included in other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss).

Prior to the SPA Agreement, the Company had significant influence over the joint venture operations and received a management fee in exchange for administrative services. Both RSS and ROS were accounted for under the VIE model due to insufficient equity investment at risk to finance operations without subordinated financial support. Additional information with regard to these entities is provided below.

Consolidated Variable Interest Entity
ROS was formed with an initial issued share capital of €0.1 million representing 1,000 shares of €100 par value each. The shares were fully paid upon incorporation with Space NV and Techcom owning 52% and 48%, respectively. ROS’s board of directors is composed of five members elected for renewable terms of 2 years.

Prior to the SPA Agreement, the Company evaluated its interests in the joint venture and determined that Space NV had a variable interest in ROS as of December 31, 2023. Due to their power to direct activities of the VIE that most significantly impact its economic performance, Space NV was determined to be the primary beneficiary and, therefore, consolidated ROS as of December 31, 2023. Total assets and total liabilities for ROS were $0.5 million and $0.1 million, respectively, as of December 31, 2023.

As a result of the SPA Agreement, the Company evaluated its interests in the joint venture and determined that Space NV no longer had a variable interest in ROS. Therefore, the Company deconsolidated ROS as of June 30, 2024, resulting in a $0.1 million gain, which is included in other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss). Net income from ROS for the three and six months ended June 30, 2024 and 2023 was de minimis for disclosure.

Nonconsolidated Variable Interest Entity
RSS was formed with an initial issued share capital of €0.1 million representing 1,000 shares of €100 par value each. The shares were fully paid upon incorporation with Techcom and Space NV owning 52% and 48%, respectively. RSS’s board of directors is composed of five members elected for renewable terms of 2 years.

Prior to the SPA Agreement, the Company determined that Space NV was not the primary beneficiary of RSS due to Techcom having the power to direct the activities of the VIE that most significantly impact its economic performance. As a result of having ownership greater than 20% but less than 50% and holding two of five board seats, Space NV had the ability to exercise significant influence over the entity. Accordingly, RSS was accounted for as an equity method investment.

Net loss from RSS for the six months ended June 30, 2024 was de minimis for disclosure and the Company recognized income from RSS of $0.2 million for the six months ended June 30, 2023. The Company recognized income (loss) from RSS of $(0.1) million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively. Net income (loss) from RSS is included in other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss). As a result of the SPA Agreement, the Company determined it no longer had a variable interest in RSS. Therefore, the Company derecognized the carrying value of the equity method investment as of June 30, 2024, resulting in a gain of $1.2 million, which is included in other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss). The carrying value of the equity method investment was $3.6 million as of December 31, 2023.

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

The table below presents details of the Company’s related party transactions included on the condensed consolidated balance sheets and the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

			As of
			June 30, 2024	December 31, 2023
Accounts receivable:
Related Party A			$532	$—
Related Party B			549	4,849
			$1,081	$4,849

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues:
Related Party A	$418	$214	$516	$608
Related Party B	2,072	2,554	4,076	4,334
	$2,490	$2,768	$4,592	$4,942

In the normal course of business, the Company participates in related party transactions with certain vendors and customers where AEI maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. For the three and six months ended June 30, 2024 and 2023, respectively, transactions with other companies in AEI’s investment portfolio, not separately disclosed, did not have a material impact on the Company’s condensed consolidated financial statements.

Please refer to Note J – Convertible Preferred Stock, for related party transactions associated with the Company’s Convertible Preferred Stock.

Note Q – Subsequent Events
On July 11, 2024, the Company’s board of directors approved the grant of up to 824,285 shares of performance-based restricted stock units (“PSUs”) and 966,785 shares of restricted stock units (“RSUs”) to certain officers, managers and other eligible employees pursuant to the Plan. The contractual terms and vesting conditions for the PSU and RSU awards are consistent with the terms of previous grants as described in Note M – Equity-Based Compensation. The fair value of the RSUs will be determined based on the closing price per share of common stock as of the grant date, while the fair value of the PSUs will be determined on the grant date using the Monte-Carlo valuation model.

The Company has evaluated subsequent events after the consolidated balance sheet as of June 30, 2024 through the condensed consolidated financial statements issuance date and has concluded there were no additional subsequent events that require disclosure.

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
Recent Developments
During the second quarter of 2024, the Company delivered strong revenue performance year-over-year and reduced cash outflows from operating activities on a year-to-date basis.
•Revenues increased 30% for the three months ended June 30, 2024 compared to the same period in 2023.
•Selling, general and administrative expenses as a percentage of revenues decreased to 23% for the three months ended June 30, 2024 from 29% during the same period in 2023.
•Net loss increased $12.6 million for the three months ended June 30, 2024 compared to the same period in 2023.
•Net cash used by operating activities during the six months ended June 30, 2024 improved by $4.5 million to $6.7 million from $11.2 million during the same period in 2023.
•Book-to-bill ratio increased to 1.47 for the three months ended June 30, 2024, as compared to 0.76 for the same period in 2023.

Results of Operations
Substantially all of our contracts are accounted for under the percentage-of-completion cost-to-cost method. As a result, revenues on contracts are recorded over time based on progress towards completion for a particular contract, including the estimate of the profit to be earned at completion. The following discussion of material changes in consolidated revenues should be read in tandem with the subsequent discussion of changes in consolidated cost of sales because changes in revenues are typically accompanied by a corresponding change in cost of sales due to the nature of the percentage-of-completion cost-to-cost method.

Results of operations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023:

	Three Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	June 30, 2024	% of revenues	June 30, 2023	% of revenues
Revenues	$78,111	100%	$60,098	100%	$18,013	30%
Cost of sales	65,127	83	44,194	74	20,933	47
Gross margin	12,984	17	15,904	26	(2,920)	(18)
Operating expenses:
Selling, general and administrative expenses	18,088	23	17,686	29	402	2
Transaction expenses	278	—	4	—	274	6,850
Research and development	1,748	2	2,070	3	(322)	(16)
Operating income (loss)	(7,130)	(9)	(3,856)	(6)	(3,274)	85
Interest expense, net	3,009	4	2,664	4	345	13
Other (income) expense, net	7,933	10	(970)	(2)	8,903	(918)
Income (loss) before income taxes	(18,072)	(23)	(5,550)	(9)	(12,522)	226
Income tax expense (benefit)	15	—	(85)	—	100	(118)
Net income (loss)	(18,087)	(23)	(5,465)	(9)	(12,622)	231
Net income (loss) attributable to noncontrolling interests	5	—	(1)	—	6	(600)
Net income (loss) attributable to Redwire Corporation	$(18,092)	(23)%	$(5,464)	(9)%	$(12,628)	231%

Revenues
Revenues increased 30% to $78.1 million for the three months ended June 30, 2024, as compared to $60.1 million for the three months ended June 30, 2023. The year-over-year increase in revenues is primarily due to increases in average contract size and increased volume of production in power generation offerings. These increases were partially offset by $3.1 million of net EAC adjustments for the three months ended June 30, 2024. Please refer to Note K – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Cost of Sales
Cost of sales increased $20.9 million, or 47%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The year-over-year increase in cost of sales was driven by increased labor, materials and subcontractor costs primarily associated with larger contracts in power generation offerings for which there were no related costs during the same period in 2023.

Gross Margin
Gross margin decreased $2.9 million, or 18%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. As a percentage of revenues, gross margin was 17% and 26% for the three months ended June 30, 2024 and 2023, respectively. The year-over-year decrease in gross margin was driven by changes in contract mix primarily due to larger contracts in power generation offerings with lower margins and the $3.1 million negative impact of net EAC adjustments for the three months ended June 30, 2024. Please refer to Note K – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $0.4 million, or 2%, for the three months ended June 30, 2024, as compared with the same period in 2023. The year-over-year increase in SG&A expenses was primarily driven by an increase in legal expenses of $1.5 million, partially offset by a decrease of $0.8 million in professional fees. This contributed to a year-over-year decrease of SG&A as a percentage of revenue to 23% for the three months ended June 30, 2024 from 29% for the same period in 2023. This decrease reflects the Company’s continued focus on cost discipline and streamlining corporate overhead costs to enhance operating leverage.

Transaction Expense
Transaction expenses for the three months ended June 30, 2024 remained materially consistent as compared with the same period in 2023.

Research and Development
Research and development expenses decreased $0.3 million, or 16%, for the three months ended June 30, 2024, as compared with the three months ended June 30, 2023. The decrease was primarily driven by the redirection of resources to direct billing projects during the three months ended June 30, 2024 as compared to the same period in 2023.

Interest Expense, net
Interest expense, net increased $0.3 million, or 13%, for the three months ended June 30, 2024, as compared with the three months ended June 30, 2023. The increase was primarily related to an increase in our cost of capital due to unfavorable changes in variable interest rates on the Company’s debt obligations and increased borrowings on the revolving credit facility compared to the same period in 2023. Refer to Note F – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net decreased from net other income to net other expense by $8.9 million, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The year-over-year decrease was primarily related to a loss of $9.0 million recognized as a result of changes in the fair value of the private warrant liability during the three months ended June 30, 2024 as compared to a gain of $0.8 million recognized during the same period of 2023. The change year-over-year is primarily due to an increase in the Company’s common stock price during the three months ended June 30, 2024 as compared to a slight decrease during the same period of 2023. This decrease was partially offset by a gain of $1.3 million recognized as a result of the sale of the Company’s joint ventures. Refer to Note C – Fair Value of Financial Instruments and Note O – Joint Venture of the accompanying notes to the condensed consolidated financial statements for additional information related to the private warrants and joint ventures, respectively.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Three Months Ended
(in thousands, except percentages)	June 30, 2024	June 30, 2023
Income tax expense (benefit)	$15	$(85)
Effective tax rate	(0.1)%	1.5%
The effective tax rate decreased to (0.1)% for the three months ended June 30, 2024, as compared to 1.5% for three months ended June 30, 2023, primarily due to an increase in the valuation allowance during 2024. Refer to Note H – Income Taxes of the accompanying notes to the condensed consolidated financial statements for further discussion.

Net Income (Loss) Attributable to Noncontrolling Interests
The net income (loss) attributable to noncontrolling interests for the three months ended June 30, 2024 and 2023 was de minimis. Please refer to Note O – Joint Venture of the accompanying notes to the condensed consolidated financial statements for additional information.

Results of operations for the six months ended June 30, 2024 compared to the six months ended June 30, 2023:

	Six Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	June 30, 2024	% of revenues	June 30, 2023	% of revenues
Revenues	$165,903	100%	$117,703	100%	$48,200	41%
Cost of sales	138,094	83	87,582	74	50,512	58
Gross margin	27,809	17	30,121	26	(2,312)	(8)
Operating expenses:
Selling, general and administrative expenses	35,450	21	33,724	29	1,726	5
Transaction expenses	278	—	13	—	265	2038
Research and development	2,788	2	2,458	2	330	13
Operating income (loss)	(10,707)	(6)	(6,074)	(5)	(4,633)	76
Interest expense, net	5,927	4	5,308	5	619	12
Other (income) expense, net	9,425	6	1,457	1	7,968	547
Income (loss) before income taxes	(26,059)	(16)	(12,839)	(11)	(13,220)	103
Income tax expense (benefit)	124	—	(116)	—	240	(207)
Net income (loss)	(26,183)	(16)	(12,723)	(11)	(13,460)	106
Net income (loss) attributable to noncontrolling interests	4	—	(1)	—	5	(500)
Net income (loss) attributable to Redwire Corporation	$(26,187)	(16)%	$(12,722)	(11)%	$(13,465)	106%

Revenues
Revenues increased by $48.2 million, or 41%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The year-over-year increase in revenues was primarily related to increases in average contract size and increased volume of production in the power generation and structures and mechanisms space infrastructure offerings. These increases were partially offset by a $7.0 million negative impact of net EAC adjustments for the six months ended June 30, 2024. Please refer to Note K – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Cost of Sales
Cost of sales increased $50.5 million, or 58%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The year-over-year increase in cost of sales was primarily driven by increased labor and subcontractor costs associated with larger contracts in power generation offerings for which there were no related costs during the same period in 2023.

Gross Margin
Gross margin decreased $2.3 million, or 8%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. As a percentage of revenues, gross margin was 17% and 26% for the six months ended June 30, 2024 and 2023, respectively. The year-over-year decrease in gross margin as a percentage of revenues was driven by changes in contract mix primarily due to larger contracts in power generation offerings with lower margins and a $7.0 million negative impact of net EAC adjustments for the six months ended June 30, 2024. Please refer to Note K – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $1.7 million, or 5%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The year-over-year increase in SG&A expenses was primarily driven by an increase in legal expenses of $2.2 million. SG&A expenses as a percentage of revenues decreased to 21% for the six months ended June 30, 2024 from 29% during the same period in 2023. This decrease reflects the Company’s continued focus on cost discipline and streamlining corporate overhead costs to enhance operating leverage.

Transaction Expenses
Transaction expenses for the six months ended June 30, 2024 remained materially consistent as compared with the same period in 2023.

Research and Development
Research and development expenses increased $0.3 million, or 13%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily due to strategic decisions to invest in future developments related to microgravity payloads, radio frequency and power generation technologies.

Interest Expense, net
Interest expense, net increased $0.6 million, or 12%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This increase was primarily related to an increase in our cost of capital due to unfavorable changes in variable interest rates on the Company’s debt obligations and increased borrowings on the revolving credit facility compared to the same period in 2023. Please refer to Note F – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net increased by $8.0 million, or 547%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This year-over-year increase was primarily due to a $10.1 million loss as a result of an increase in the fair value of the Company’s private warrant liability for the six months ended June 30, 2024 as compared to a $2.0 million loss during the same period in 2023. The change year-over-year is primarily due to a larger increase in the Company’s common stock price during the six months ended June 30, 2024 as compared to the increase during the same period of 2023. The increase was partially offset by a gain of $1.3 million recognized as a result of the sale of the Company’s joint ventures. Please refer to Note C – Fair Value of Financial Instruments and Note O – Joint Venture of the accompanying notes to the condensed consolidated financial statements for additional information related to the private warrants and equity joint ventures, respectively. The increase was also partially due to less favorable impact from foreign currency transactions for the six months ended June 30, 2024 as compared to the same period in 2023.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Six Months Ended
(in thousands, except percentages)	June 30, 2024	June 30, 2023
Income tax expense (benefit)	$124	$(116)
Effective tax rate	(0.5)%	0.9%
The change in our effective tax rate for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 is primarily due to the change in the valuation allowance. Please refer to Note H – Income Taxes of the accompanying notes to the condensed consolidated financial statements for additional information.

Net Income (Loss) Attributable to Noncontrolling Interests
The net income (loss) attributable to noncontrolling interests for the six months ended June 30, 2024 and 2023 was de minimis. Please refer to Note O – Joint Venture of the accompanying notes to the condensed consolidated financial statements for additional information.

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

Adjusted EBITDA is defined as net income (loss) adjusted for interest expense, net, income tax expense (benefit), depreciation and amortization, impairment expense, acquisition deal costs, acquisition integration costs, acquisition earnout costs, purchase accounting fair value adjustment related to deferred revenue, severance costs, capital market and advisory fees, litigation-related expenses, write-off of long-lived assets, gains on sale of joint ventures, equity-based compensation, committed equity facility transaction costs, debt financing costs, and warrant liability change in fair value adjustments. Pro Forma Adjusted EBITDA is defined as Adjusted EBITDA further adjusted for the incremental Adjusted EBITDA that acquired businesses would have contributed for the periods presented if such acquisitions had occurred on January 1 of the year in which they occurred. Accordingly, historical financial information for the businesses acquired includes pro forma adjustments calculated in a manner consistent with the concepts of Article 8 of Regulation S-

X, which are ultimately added back in the calculation of Adjusted EBITDA. From March 2020 through June 30, 2024, the Company has completed nine acquisitions, and as such, we believe Pro Forma Adjusted EBITDA provides meaningful insights into the impact of strategic acquisitions as well as an indicative run rate of the Company’s future operating performance.

The table below presents a reconciliation of Adjusted EBITDA and Pro Forma Adjusted EBITDA to net income (loss), computed in accordance with U.S. GAAP for the following periods:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income (loss)	$(18,087)	$(5,465)	$(26,183)	$(12,723)
Interest expense, net	3,009	2,664	5,927	5,308
Income tax expense (benefit)	15	(85)	124	(116)
Depreciation and amortization	2,925	2,618	5,678	5,084
Acquisition deal costs (i)	278	4	278	13
Acquisition integration costs (i)	—	240	—	546
Purchase accounting fair value adjustment related to deferred revenue (ii)	—	—	—	15
Severance costs (iii)	159	176	167	320
Capital market and advisory fees (iv)	2,154	2,967	4,432	4,355
Litigation-related expenses (v)	1,532	43	2,233	68
Equity-based compensation (vi)	1,918	1,908	4,453	3,866
Committed equity facility transaction costs (vii)	—	40	—	(66)
Debt financing costs (viii)	—	17	—	17
Gain on sale of joint ventures, net of costs incurred (ix)	(1,255)	—	(1,255)	—
Warrant liability change in fair value adjustment (x)	8,977	(773)	10,052	2,011
Adjusted EBITDA	1,625	4,354	5,906	8,698
Pro forma impact on Adjusted EBITDA (xi)	—	—	—	—
Pro Forma Adjusted EBITDA	$1,625	$4,354	$5,906	$8,698
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
ix.Redwire recognized a gain related to the sale of all its ownership in two joint ventures, presented net of transaction costs incurred, as further described in Note O of the accompanying notes to the condensed consolidated financial statements.
x.Redwire adjusted the private warrant liability to reflect changes in fair value recognized as a gain or loss during the respective periods.
xi.Pro forma impact is computed in a manner consistent with the concepts of Article 8 of Regulation S-X and represents the incremental results of a full period of operations assuming the entities acquired during the periods presented were acquired from January 1 of the year in which they occurred.

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
Book-to-Bill
Our book-to-bill ratio was as follows for the periods presented:

	Three Months Ended		Last Twelve Months
(in thousands, except ratio)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Contracts awarded	$114,437	$45,646	$374,269	$310,356
Revenues	78,111	60,098	292,000	208,657
Book-to-bill ratio	1.47	0.76	1.28	1.49
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

Our book-to-bill ratio was 1.47 for the three months ended June 30, 2024, as compared to 0.76 for the three months ended June 30, 2023. For the three months ended June 30, 2024 and 2023, none of the contracts awarded balance relates to acquired contract value.

Our book-to-bill ratio was 1.28 for the LTM (“Last Twelve Months”) ended June 30, 2024, as compared to 1.49 for the LTM ended June 30, 2023. For the LTM ended June 30, 2024, none of the contracts awarded balance relates to acquired contract value. For the LTM ended June 30, 2023, contracts awarded includes $109.8 million of acquired contract value from the Space NV acquisition, which was completed in the fourth quarter of 2022.

Backlog
The following table presents our contracted backlog as of June 30, 2024 and December 31, 2023, and related activity for the six months ended June 30, 2024 as compared to the year ended December 31, 2023.

(in thousands)	June 30, 2024	December 31, 2023
Organic backlog, beginning balance	$372,790	$313,057
Organic additions during the period	149,538	300,042
Organic revenue recognized during the period	(165,903)	(243,800)
Foreign currency translation	(2,081)	3,491
Organic backlog, ending balance	354,344	372,790

Acquisition-related contract value, beginning balance	—	—
Acquisition-related backlog, ending balance	—	—
Contracted backlog, ending balance	$354,344	$372,790

We view growth in backlog as a key measure of our business growth. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Our contracted backlog includes $19.0 million and $19.3 million in remaining contract value from T&M contracts as of June 30, 2024 and as of December 31, 2023, respectively.

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

Although contracted backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog. In addition, some of our multi-year contracts are subject to annual funding. Management expects all amounts reflected in contracted backlog to ultimately be fully funded. Contracted backlog from foreign operations in Luxembourg and Belgium was $94.5 million and $106.0 million as of June 30, 2024 and December 31, 2023, respectively. These amounts are subject to foreign exchange rate translations from euros to U.S. dollars that could cause the remaining backlog balance to fluctuate with the foreign exchange rate at the time of measurement.

Liquidity and Capital Resources
Our operations are primarily funded with cash flows provided by operating activities and access to existing credit facilities. As of June 30, 2024, we had $30.8 million in cash and cash equivalents and $25.0 million in available borrowings from our existing credit facilities.
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

Our ability to fund our cash needs is dependent upon the successful execution of our business strategy and future operating results. Our future operating results are subject to, among others, general economic conditions, including as a result of heightened inflation, rising interest rates and supply chain pressures, competitive dynamics in our target markets as well as legislative and regulatory factors that may be outside of our control. As part of our business and debt management strategy, we continuously evaluate opportunities to further strengthen our financial and liquidity position, including issuing additional equity or debt securities, refinancing or otherwise restructuring our existing credit facilities, or entering into new financing arrangements. There can be no assurance that any of these actions will be sufficient to allow us to adequately service our debt obligations, meet our debt covenants, or that such actions will not result in an adverse impact on our business. In the event that we require additional financing, we may not be able to secure such financing on terms acceptable to us or at all.

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

Contractual Obligations
During the six months ended June 30, 2024, there were no material changes to the Company’s contractual obligations as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 20, 2024, that were outside the ordinary course of our business, except for certain significant future lease obligations as described in Note G – Leases.

Cash Flows
The table below summarizes certain information from the condensed consolidated statements of cash flows for the following periods:

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Cash and cash equivalents at beginning of year	$30,278	$28,316
Operating activities:
Net income (loss)	(26,183)	(12,723)
Reconciling adjustments to net income (loss)	20,053	11,235
Changes in working capital	(612)	(9,716)
Net cash provided by (used in) operating activities	(6,742)	(11,204)
Net cash provided by (used in) investing activities	544	(2,548)
Net cash provided by (used in) financing activities	6,929	(3,436)
Effect of foreign currency rate changes on cash and cash equivalents	(177)	103
Net increase (decrease) in cash and cash equivalents	554	(17,085)
Cash and cash equivalents at end of period	$30,832	$11,231

Operating activities
Net cash used by operating activities improved for the six months ended June 30, 2024 to $6.7 million as compared to $11.2 million during the same period in 2023. The change was primarily due to a decrease in cash used by working capital of $9.1 million and $8.8 million in the effects of non-cash adjustments partially offset by an increase of $13.5 million in cash used related to the Company’s net loss for the six months ended June 30, 2024 in comparison to the same period in 2023. The decrease in cash used by working capital is primarily related to an increase in accounts payable and accrued expenses of $4.8 million and a decrease in accounts receivable of $10.0 million, partially offset by a decrease in deferred revenue of $8.5 million and an increase in contract assets of $6.4 million. The changes in contract assets, accounts receivable and deferred revenue were primarily driven by the timing of billable milestones during the six months ended June 30, 2024 compared to the same period in 2023. The increase in accounts payable and accrued expenses is primarily a result of timing of payments and invoice receipt.
Investing activities
Net cash provided by investing activities for the six months ended June 30, 2024 was $0.5 million, as compared to net cash used of $2.5 million for the same period in 2023, resulting in a $3.1 million decrease in the use of cash year-over-year. The change was primarily due to net proceeds of $4.6 million received from the sale of the Company’s joint ventures, partially offset by an increase in capital expenditures related to licensed software for internal-use and property, plant and equipment.
Financing activities
Net cash provided by financing activities was $6.9 million during the six months ended June 30, 2024, as compared to net cash used in financing activities of $3.4 million during the same period in 2023, resulting in a $10.4 million decrease in the use of cash year-over-year. The change was primarily due to an increase in net proceeds received from debt of $7.0 million during the six months ended June 30, 2024, compared to net repayments of $2.2 million in the same period in 2023 and proceeds of $0.5 million received from the exercise of vested stock options and shares purchased through the ESPP for which there is no comparable activity in the same period in 2023. The increase in proceeds received from debt was driven primarily by increased draws from the Adams Street Revolving Credit Facility during the six months ended June 30, 2024, compared to the same period in 2023.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, which are designed to ensure that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were not effective as of June 30, 2024 due to the material weaknesses in internal control over financial reporting described below.

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

The material weaknesses above did not result in a material misstatement to the condensed consolidated financial statements as of June 30, 2024, nor in any restatements of financial statements previously reported by us.

Remediation Plans
We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the deficiencies that led to the material weaknesses, including training, designing and implementing new control activities, and enhancing existing control activities.

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
Management has taken the necessary steps to identify and implement changes to the Company’s internal control over financial reporting to remediate the control deficiency described above that led to the material weakness. The Company has performed the following remediation efforts to address the material weakness:
•Engaged a third-party consultant to conduct a “Tone at the Top” training for senior management, who routinely reinforces the Company’s internal core values, including but not limited to integrity, and commitment to a culture of ethics and compliance.
•Established an enhanced ethics program, which requires training and certification as well as enhances awareness of our whistleblower avenues.
•Established an internal audit department and Sarbanes-Oxley (“SOX”) project management office (“SOX PMO”) dedicated to the build-out of the Company’s internal control over financial reporting program and the provision of regular detailed reporting to senior management and the Board of Directors.
These actions resulted in an improved internal control environment that was in place for a sufficient period of time to allow for the Company to conclude that this material weakness has been fully remediated as of June 30, 2024.

Changes in Internal Control over Financial Reporting
Except as noted above, there have been no changes in internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
As of June 30, 2024, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 20, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
10.1
Eighth Amendment to Credit Agreement, dated as of June 18, 2024, by and among Redwire Holdings, LLC, the other Borrowers party thereto, the Guarantors party thereto, Adams Street Credit Advisors, LP, as Administrative Agent and as Collateral Agent and each lender party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on June 20, 2024).

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

Redwire Corporation

Date:	August 8, 2024	By:	/s/ Peter Cannito
		Name:	Peter Cannito
		Title:	Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ Jonathan Baliff
		Name:	Jonathan Baliff
		Title:	Chief Financial Officer and Director
(Principal Financial Officer)

Date:	August 8, 2024	By:	/s/ Chris Edmunds
		Name:	Chris Edmunds
		Title:	Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)