Form 10-Q
period 2024-09-30
Redwire Corp
filed 2024-11-07
CIK 1819810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-39733
Redwire Corporation
(Exact name of registrant as specified in its charter)

Delaware	88-1818410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8226 Philips Highway, Suite 101 Jacksonville, Florida	32256
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 66,540,871 shares of common stock as of October 31, 2024.

REDWIRE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2024

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
Redwire believes it is important to communicate its expectations to its security holders. However, there may be events in the future that Redwire’s management is not able to predict accurately or over which Redwire has no control. The risk factors and cautionary language contained in this report, and other reports and documents filed by Redwire with the Securities and Exchange Commission (the “SEC”), provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in such forward-looking statements, including among other things:
•risks associated with economic uncertainty, including high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, concerns of economic slowdown or recession and reduced spending or suspension of investment in new or enhanced projects;
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
•we may experience a total loss of our technology and products and our customers’ payloads, if there is an accident on launch or during the journey into space;
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
•if we fail to adequately protect our intellectual property rights or defend against intellectual property claims, our competitive position could be impaired and our intellectual property applications for registration may not be issued or be registered;
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

Item 1. Financial Statements and Supplementary Data

REDWIRE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of U.S. dollars, except share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash, cash equivalents and restricted cash	$43,094	$30,278
Accounts receivable, net	22,653	32,411
Contract assets	46,069	36,961
Inventory	2,055	1,516
Income tax receivable	636	636
Prepaid insurance	1,291	1,083
Prepaid expenses and other current assets	10,738	6,428
Total current assets	126,536	109,313
Property, plant and equipment, net of accumulated depreciation of $9,539 and $6,538, respectively	16,929	15,909
Right-of-use assets	10,668	13,181
Intangible assets, net of accumulated amortization of $24,151 and $18,509, respectively	62,516	62,985
Goodwill	72,572	65,757
Equity method investments	—	3,613
Other non-current assets	724	511
Total assets	$289,945	$271,269

Liabilities, Convertible Preferred Stock and Equity (Deficit)
Current liabilities:
Accounts payable	$19,936	$18,573
Notes payable to sellers	11	—
Short-term debt, including current portion of long-term debt	1,751	1,378
Short-term operating lease liabilities	3,518	3,737
Short-term finance lease liabilities	501	439
Accrued expenses	27,813	32,902
Deferred revenue	56,684	52,645
Other current liabilities	20,807	2,362
Total current liabilities	131,021	112,036
Long-term debt, net	121,553	86,842
Long-term operating lease liabilities	9,790	12,302
Long-term finance lease liabilities	1,089	1,137
Warrant liabilities	11,436	3,325
Deferred tax liabilities	2,379	2,402
Other non-current liabilities	401	400
Total liabilities	$277,669	$218,444
Commitments and contingencies (Note J – Commitments and Contingencies)

REDWIRE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands of U.S. dollars, except share data)

	September 30, 2024	December 31, 2023
Convertible preferred stock, $0.0001 par value, 125,292.00 shares authorized; 100,912.65 and 93,890.20 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively. Liquidation preference of $239,860 and $187,780 as of September 30, 2024 and December 31, 2023, respectively(1).	$108,696	$96,106

Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 99,874,708 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 66,540,871 and 65,546,174 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7	7
Treasury stock, 614,654 and 353,470 shares, at cost, as of September 30, 2024 and December 31, 2023, respectively	(2,688)	(951)
Additional paid-in capital	184,325	188,323
Accumulated deficit	(280,937)	(233,791)
Accumulated other comprehensive income (loss)	2,873	2,903
Total shareholders’ equity (deficit)	(96,420)	(43,509)
Noncontrolling interests	—	228
Total equity (deficit)	(96,420)	(43,281)
Total liabilities, convertible preferred stock and equity (deficit)	$289,945	$271,269
(1) Please refer to Note K – Convertible Preferred Stock for additional information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues	$68,638	$62,612	$234,541	$180,315
Cost of sales	56,615	45,495	194,709	133,077
Gross profit	12,023	17,117	39,832	47,238
Operating expenses:
Selling, general and administrative expenses	17,521	18,302	52,971	52,026
Transaction expenses	5,121	—	5,399	13
Research and development	1,893	1,532	4,681	3,990
Operating income (loss)	(12,512)	(2,717)	(23,219)	(8,791)
Interest expense, net	3,610	2,629	9,537	7,937
Other (income) expense, net	5,309	1,232	14,734	2,689
Income (loss) before income taxes	(21,431)	(6,578)	(47,490)	(19,417)
Income tax expense (benefit)	(472)	(253)	(348)	(369)
Net income (loss)	(20,959)	(6,325)	(47,142)	(19,048)
Net income (loss) attributable to noncontrolling interests	—	(72)	4	(73)
Net income (loss) attributable to Redwire Corporation	(20,959)	(6,253)	(47,146)	(18,975)
Less: dividends on Convertible Preferred Stock	3,383	2,874	16,125	12,040
Net income (loss) available to common shareholders	$(24,342)	$(9,127)	$(63,271)	$(31,015)

Net income (loss) per common share:
Basic and diluted	$(0.37)	$(0.14)	$(0.96)	$(0.48)
Weighted-average shares outstanding:
Basic and diluted	66,529,288	64,795,985	65,936,597	64,475,390

Comprehensive income (loss):
Net income (loss) attributable to Redwire Corporation	$(20,959)	$(6,253)	$(47,146)	$(18,975)
Foreign currency translation gain (loss), net of tax	877	(860)	127	(304)
Total other comprehensive income (loss), net of tax	877	(860)	127	(304)
Total comprehensive income (loss)	$(20,082)	$(7,113)	$(47,019)	$(19,279)

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(In thousands of U.S. dollars, except share data)

Three Months Ended September 30, 2024	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	65,980,697	$7	373,420	$(1,007)	$180,716	$(259,978)	$1,996	$(78,266)	$—	$(78,266)
Equity-based compensation expense	—	—	—	—	3,593	—	—	3,593	—	3,593
Common stock issued for share-based awards	560,174	—	—	—	16	—	—	16	—	16
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	241,234	(1,681)	—	—	—	(1,681)	—	(1,681)
Foreign currency translation, net of tax	—	—	—	—	—	—	877	877	—	877
Net loss	—	—	—	—	—	(20,959)	—	(20,959)	—	(20,959)
Balance as of September 30, 2024	66,540,871	$7	614,654	$(2,688)	$184,325	$(280,937)	$2,873	$(96,420)	$—	$(96,420)

Nine Months Ended September 30, 2024	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of period end December 31, 2023	65,546,174	$7	353,470	$(951)	$188,323	$(233,791)	$2,903	$(43,509)	$228	$(43,281)
Equity-based compensation expense	—	—	—	—	8,046	—	—	8,046	—	8,046
Common stock issued for share-based awards	994,697	—	—	—	546	—	—	546	—	546
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	261,184	(1,737)	—	—	—	(1,737)	—	(1,737)
Convertible preferred stock paid-in-kind dividend	—	—	—	—	(12,590)	—	—	(12,590)	—	(12,590)
Sale of joint ventures	—	—			—	—	(164)	(164)	(225)	(389)
Foreign currency translation, net of tax	—	—	—	—	—	—	134	134	(7)	127
Net loss	—	—	—	—	—	(47,146)	—	(47,146)	4	(47,142)
Balance as of September 30, 2024	66,540,871	$7	614,654	$(2,688)	$184,325	$(280,937)	$2,873	$(96,420)	$—	$(96,420)

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(In thousands of U.S. dollars, except share data)

Three Months Ended September 30, 2023	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	64,445,106	$6	141,811	$(381)	$192,962	$(219,250)	$2,629	$(24,034)	$228	$(23,806)
Equity-based compensation expense	—	—	—	—	2,451	—	—	2,451	—	2,451
Common stock issued under the committed equity facility	27,948	—	—	—	87	—	—	87	—	87
Common stock issued for share-based awards	326,787	—	—	—	—	—	—	—	—	—
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	94,201	(248)	—	—	—	(248)	—	(248)
Foreign currency translation, net of tax	—	—	—	—	—	—	(854)	(854)	(6)	(860)
Net loss	—	—	—	—	—	(6,253)	—	(6,253)	(72)	(6,325)
Balance as of September 30, 2023	64,799,841	$6	236,012	$(629)	$195,500	$(225,503)	$1,775	$(28,851)	$150	$(28,701)

Nine Months Ended September 30, 2023	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	64,280,631	$6	141,811	$(381)	$198,126	$(206,528)	$2,076	$(6,701)	$226	$(6,475)
Equity-based compensation expense	—	—	—	—	6,317	—	—	6,317	—	6,317
Common stock issued under the committed equity facility	27,948	—	—	—	87	—	—	87	—	87
Common stock issued for share-based awards	491,262	—	—	—	—	—	—	—	—	—
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	94,201	(248)		—	—	(248)	—	(248)
Convertible preferred stock paid-in-kind dividend	—	—	—	—	(9,030)	—	—	(9,030)	—	(9,030)
Foreign currency translation, net of tax	—	—	—	—	—	—	(301)	(301)	(3)	(304)
Net loss	—	—	—	—	—	(18,975)	—	(18,975)	(73)	(19,048)
Balance as of September 30, 2023	64,799,841	$6	236,012	$(629)	$195,500	$(225,503)	$1,775	$(28,851)	$150	$(28,701)

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of U.S. dollars)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income (loss)	$(47,142)	$(19,048)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,538	7,971
Amortization of debt issuance costs and discount	584	448
Equity-based compensation expense	8,046	6,317
(Gain) loss on sale of joint ventures	(1,303)	—
(Gain) loss on change in fair value of committed equity facility	—	179
(Gain) loss on change in fair value of warrants	8,111	2,475
Deferred provision (benefit) for income taxes	(47)	(1,012)
Non-cash lease expense	23	248
Non-cash interest expense	—	525
Other	(74)	157
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	14,496	2,031
(Increase) decrease in contract assets	(8,754)	(9,008)
(Increase) decrease in inventory	(537)	(221)
(Increase) decrease in prepaid insurance	(208)	936
(Increase) decrease in prepaid expenses and other assets	(4,039)	255
Increase (decrease) in accounts payable and accrued expenses	(4,964)	(2,202)
Increase (decrease) in deferred revenue	(7,448)	(2,734)
Increase (decrease) in operating lease liabilities	(256)	(241)
Increase (decrease) in other liabilities	10,551	(979)
Increase (decrease) in notes payable to sellers	11	(557)
Net cash provided by (used in) operating activities	(24,412)	(14,460)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(796)	—
Net proceeds from sale of joint ventures	4,598	—
Purchases of property, plant and equipment, net	(4,064)	(3,524)
Purchase of intangible assets	(2,788)	(1,690)
Net cash provided by (used in) investing activities	(3,050)	(5,214)

Cash flows from financing activities:
Proceeds received from debt	42,971	23,696
Repayments of debt	(8,183)	(19,890)
Payment of debt issuance fees to third parties	(780)	—
Repayment of finance leases	(357)	(282)
Proceeds from third-party advances	7,820	—
Proceeds from issuance of common stock	546	84
Payment of committed equity facility transaction costs	—	(571)
Payments of issuance costs related to convertible preferred stock	—	(52)
Shares repurchased for settlement of employee tax withholdings on share-based awards	(1,737)	(248)
Payment of contingent earnout	—	(443)
Net cash provided by (used in) financing activities	40,280	2,294
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(2)	(77)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,816	(17,457)
Cash, cash equivalents and restricted cash at beginning of period	30,278	28,316
Cash, cash equivalents and restricted cash at end of period	$43,094	$10,859

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

Cash, Cash Equivalents and Restricted Stock
Cash and cash equivalents includes cash on hand, cash balances with banks and similar institutions and all highly liquid investments with an original maturity of three months or less. Restricted cash includes cash balances which are restricted as to withdrawal or usage by contractual agreement and consists of a cash-collateralized standby letter of credit for a submitted proposal.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets to the condensed consolidated statements of cash flows for the following periods:

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$27,796	$10,859
Restricted cash(1)	15,298	—
Total cash, cash equivalents and restricted cash	$43,094	$10,859
(1) Amount includes $7.8 million of proceeds received from third-parties that is refundable except in certain limited circumstances and is also included as other current liabilities on the condensed consolidated balance sheets.

The table below presents supplemental cash flow information during the following periods:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$8,383	$7,132
Income taxes	225	—

Non-Cash Investing and Financing Activities:
Convertible Preferred Stock dividend paid-in-kind	$12,590	$9,030
Capital expenditures not yet paid	2,225	1,473

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

Note C – Business Combinations
On August 30, 2024, the Company completed the acquisition of Hera Systems, Inc. (“Hera”), a spacecraft developer focused on specialized missions for national security space customers. Hera’s primary operations include developing high-performance spacecraft to support the evolving requirements for national security missions operating in contested space. Hera's advanced platform incorporates cyber-secure communications, resilient power systems, highly accurate pointing, extensive maneuverability and massive on-board computing power supporting mission- and payload-specific machine learning. This acquisition is not material individually to the Company’s financial position as of September 30, 2024, or the results of operations for the three and nine months ended September 30, 2024. Therefore, the pro forma operating results and other disclosures for the Hera acquisition are not presented.

The Company incurred $1.1 million of costs during the three and nine months ended September 30, 2024, respectively, and incurred nominal costs during the same periods in 2023, respectively, related to completed acquisitions as of the respective periods. These expenses are included in transaction expenses on the condensed consolidated statements of operations and comprehensive income (loss).

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note D – Fair Value of Financial Instruments
Cash, cash equivalents and restricted cash, accounts receivable, contract assets, inventories, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue and other current liabilities are reflected on the condensed consolidated balance sheets at amounts that approximate fair value because of the short-term nature of these financial assets and liabilities.

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

At inception, the Company evaluated the Purchase Agreement with B. Riley and determined that the committed equity facility was not indexed to the Company’s own common stock and, therefore, measures the derivative asset at fair value based on the consideration transferred to B. Riley in exchange for its irrevocable commitment to purchase up to $80.0 million in shares of the Company’s common stock. Subsequent changes in the fair value of the derivative asset are dependent upon, among other things, changes in the closing share price of the Company’s common stock, the quantity and purchase price of shares purchased by B. Riley during the reporting period, the unused capacity under the committed equity facility as of the balance sheet date and the cost of raising other forms of capital. As certain inputs are not observable in the market, the derivative asset is classified as a Level 3 instrument within the fair value hierarchy. The Company adjusts the previous fair value estimate of the committed equity facility at each reporting period based on changes in the weighted average purchase price of shares purchased by B. Riley during the period, the unused capacity available under the committed equity facility, expected stock price volatility and other macroeconomic factors which impact the cost of raising comparable forms of capital. On April 14, 2024, the Purchase Agreement with B. Riley expired in accordance with its terms and was not extended. As a result, the Company no longer recognized a derivative asset related to the committed equity facility after April 14, 2024.

Pursuant to the Purchase Agreement, the purchase price for each share of common stock is equal to 97% of the volume weighted average price (“VWAP”) on the applicable purchase date, which results in a 3% fee on the purchase of the Company’s common stock. The Company did not sell shares to B. Riley during the three and nine months ended September 30, 2024.

Private Warrants
In September 2021, the Company issued 7,732,168 private warrants in a transaction exempt from registration under securities regulations. The warrants, which are not listed for trading on a stock exchange, entitle the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will expire on September 2, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The private warrants were established as a liability at issuance. Classification of the private warrants as liability instruments was based on an analysis of the guidance in accordance with U.S. GAAP and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” The Company considered whether the private warrants display the three characteristics of a derivative, and concluded the private warrants meet the definition of a derivative. However, the private warrants fail to meet the equity scope exception and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. The changes in fair value of the private warrant liability were a decrease of $1.9 million and an increase of $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and an increase of $8.1 million and $2.5 million for the nine months ended September 30, 2024 and 2023, respectively. These changes in fair value are recognized as other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss).

The private warrants were valued using a modified Black-Scholes Option Pricing Model (“OPM”). As certain inputs are not observable in the market, the private warrants are classified as Level 3 instruments within the fair value hierarchy. The table below presents the fair value per warrant and the valuation assumptions under the Black-Scholes OPM:

	September 30, 2024	December 31, 2023
Fair value per share	$1.48	$0.43
Warrants outstanding	7,732,168	7,732,168
Exercise price	$11.50	$11.50
Common stock price	$6.87	$2.85
Expected option term	1.92 years	2.67 years
Expected volatility	65.30%	74.20%
Risk-free rate of return	3.69%	4.00%
Expected annual dividend yield	—%	—%

The table below presents the Company’s financial instruments measured at fair value on a recurring basis:

		September 30, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$11,436	$11,436
Total liabilities		$—	$—	$11,436	$11,436

		December 31, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Committed equity facility	Prepaid expenses and other current assets	$—	$—	$—	$—
Total assets		$—	$—	$—	$—

Liabilities:
Private warrants	Warrant liabilities	$—	$—	$3,325	$3,325
Total liabilities		$—	$—	$3,325	$3,325
There were no changes in the fair value of Level 3 financial assets during the nine months ended September 30, 2024. Changes in the fair value of Level 3 financial liabilities were as follows:

Liabilities:	Private Warrants	Total Level 3
December 31, 2023	$3,325	$3,325
Changes in fair value	8,111	8,111
September 30, 2024	$11,436	$11,436

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note E – Accounts Receivable, net
The accounts receivable, net balance was as follows:

	September 30, 2024	December 31, 2023
Billed receivables	$22,653	$28,926
Unbilled receivables	—	3,485
Total accounts receivable, net	$22,653	$32,411

Accounts receivable are recorded for amounts to which the Company is entitled and has invoiced to the customer. Unbilled receivables, presented in the table above, consist of unbilled amounts under time-and-material (“T&M”) contracts where billing and payment is subject solely to the passage of time.

Substantially all accounts receivable as of September 30, 2024 are expected to be collected in 2024. The Company does not believe there is a significant exposure to credit risk as the majority of the Company’s accounts receivable are due from U.S. and foreign governments or large prime contractors of such government entities. As a result, the allowance for credit losses was not material as of September 30, 2024 and December 31, 2023, respectively.

Note F – Inventory
The inventory balance was as follows:

	September 30, 2024	December 31, 2023
Raw materials	$1,715	$1,452
Work in process	340	64
Inventory	$2,055	$1,516

Note G – Debt
The table below presents details of the Company’s debt as of the following periods and the effective interest rate as of September 30, 2024:

	Effective interest rate	September 30, 2024	December 31, 2023
Adams Street Term Loan	12.14%	$30,289	$30,522
Adams Street Revolving Credit Facility	14.10	47,000	12,000
Adams Street Delayed Draw Term Loan	12.13	14,656	14,769
Adams Street Incremental Term Loan	11.90	31,348	31,588
D&O Financing Loans	2.21	971	598
Total debt		124,264	89,477
Less: unamortized discounts and issuance costs		960	1,257
Total debt, net		123,304	88,220
Less: Short-term debt, including current portion of long-term debt		1,751	1,378
Total long-term debt, net		$121,553	$86,842
Adams Street Credit Agreement
On October 28, 2020, the Company entered into a credit agreement with Adams Street Capital (the “Adams Street Credit Agreement”), the terms of which were subsequently modified by various amendments through September 30, 2024. As amended, the Adams Street Credit Agreement includes (i) a $31.0 million term loan commitment, (ii) a $15.0 million delayed draw term loan, (iii) a $32.0 million incremental term loan, and (iv) a $65.0 million revolving credit facility commitment, all of which mature on October 28, 2026. During the three and nine months ended September 30, 2024, the Company borrowed $27.0 million and $42.0 million, respectively. The Company made no repayments during the three months ended September 30, 2024 and repaid $7.0 million during the nine months ended September 30, 2024, on the revolving credit facility. As of September 30, 2024, the Company had $18.0 million of remaining capacity under the Company’s revolving credit facility.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

As of September 30, 2024, the outstanding principal on the Adams Street Credit Agreement incurs cash interest in accordance with the prime rate plus the applicable rates as set forth in the table below:

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

As amended in August 2022, the outstanding principal on the term loans and revolving loans under the Adams Street Credit Agreement incurs additional interest to be paid-in-kind (“PIK”) of 2.00% per annum, which is accrued and added to the outstanding principal balance until the Company is in compliance with the consolidated total net leverage ratio. The requirement to comply with the consolidated total net leverage ratio was suspended through September 30, 2023, and such compliance resumed with the fiscal quarter ending December 31, 2023. In addition, the Company was required to maintain a minimum liquidity covenant of $5.0 million measured on the last day of each fiscal month commencing with the month ending September 30, 2022 through September 30, 2023. During the second quarter of 2023, in accordance with the provisions of the Adams Street Credit Agreement, as amended, the Company met certain requirements to end the incremental 2.00% per annum PIK interest, effective May 1, 2023. The previously suspended requirement to comply with the consolidated total net leverage ratio, as discussed above, is no longer in effect and the Company is required to comply with the consolidated total net leverage ratio as of September 30, 2024.

There was no accrued PIK interest on the Adams Street Credit Agreement recorded during the three and nine months ended September 30, 2024. There was no accrued PIK interest on the Adams Street Credit Agreement during the three months ended September 30, 2023, and $0.5 million during the nine months ended September 30, 2023, respectively.

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

In August 2024, the Company entered into a Ninth Amendment to the Adams Street Credit Agreement (“Ninth Amendment”), in which the commitments under the revolving credit facility increased from $45.0 million to $65.0 million. Pursuant to the Ninth Amendment, the aggregate principal amount of outstanding revolving credit loans the Company is required to maintain increased from no less than $10.0 million to no less than $30.0 million.

The Adams Street Credit Agreement, as amended, contains certain customary representations and warranties, affirmative and other covenants and events of default, including among other things, payment defaults, breach of representations and warranties, and covenant defaults.

As of September 30, 2024 and December 31, 2023, the Company was in compliance with its covenant requirements, as amended.

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

On August 28, 2024, the Company entered into a $1.0 million loan with AFCO Credit Corporation (the “2024 D&O Financing Loan”) to finance the Company’s directors and officers insurance premium. The 2024 D&O Financing Loan has an interest rate of 7.53% per annum and a maturity date of March 3, 2025.

Note H – Leases
The Company has entered into and acquired long-term leasing arrangements for the right to use various classes of underlying assets including facilities, vehicles and office equipment.

Total Lease Costs
The table below summarizes total lease costs for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Finance lease cost:
Amortization of ROU assets	$131	$119	$389	$311
Interest on lease liabilities	31	27	93	71
Operating lease costs	1,074	1,153	3,194	3,146
Variable lease costs	12	6	34	17
Short-term lease costs	216	—	385	90
Total lease costs	$1,464	$1,305	$4,095	$3,635
Total lease costs are included in selling, general and administrative expenses and cost of sales on the condensed consolidated statements of operations and comprehensive income (loss).

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Other Supplemental Information
The table below presents other supplemental information related to the Company’s leases for the following periods:

	Three Months Ended
	September 30, 2024		September 30, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$1,153	$152	$1,070	$133
Right-of-use assets obtained in exchange for new lease liabilities	—	130	84	275

	Nine Months Ended
	September 30, 2024		September 30, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$3,434	$449	$3,130	$351
Right-of-use assets obtained in exchange for new lease liabilities	35	357	3,418	726

	September 30, 2024		September 30, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	3.9	3.4	4.6	3.7
Weighted average discount rate	6.7%	8.1%	6.4%	8.6%
As of September 30, 2024, the Company had two facility leases that had not yet commenced but created significant future lease obligations in the amount of $7.3 million. The contracts were determined to be operating leases, whereby the Company is not required to make rent payments prior to the lease commencement date while construction is completed on the underlying asset. Due to the nature of the work and the amount of the Company’s contribution to the construction period costs for each lease, the Company was determined not to be the owner of the assets under construction as the landlords have substantially all of the construction period risks.

Note I – Income Taxes
The table below presents the Company’s effective income tax rate on pre-tax income from continuing operations for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Effective tax rate	2.2%	3.8%	0.7%	1.9%

The effective tax rate was 2.2% and 3.8% for the three months ended September 30, 2024 and 2023, respectively. The difference in effective tax rate between periods was primarily related to the Company’s mix in earnings between U.S. and foreign jurisdictions.

The effective tax rate was 0.7% and 1.9% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate for the nine months ended September 30, 2024 and 2023, differs from the U.S. federal income tax rate of 21.0% primarily due to the valuation allowance on the realization of deferred tax assets.

The Company assesses the deferred tax assets for recoverability on a quarterly basis. In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (“NOL”) carryforwards are available. For the nine months ended September 30, 2024 and 2023, the Company concluded that it is more-likely-than-not that substantially all of its deferred tax assets will not be realized and established a full valuation allowance.

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
Legal Proceedings
The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against it and intends to defend itself vigorously. Excluding pending matters disclosed below, the outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s condensed consolidated financial statements. The Company has established reserves for matters where the Company believes that losses are probable and can be reasonably estimated. For matters, including certain of those described herein, where the Company has not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. These matters are subject to many uncertainties and the outcome of the individual litigated matters is not predictable with certainty. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed herein, could be decided unfavorably to the Company or any of its subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to the accompanying consolidated financial position, results of operations or cash flows in any particular reporting period. The Company recognizes legal expenses when incurred as selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).

On December 17, 2021, the Company, our Chairman and Chief Executive Officer, Peter Cannito, and then current, but now former Chief Financial Officer, William Read, were named as defendants in a putative class action complaint filed in the United States District Court for the Middle District of Florida. That litigation is captioned Lemen v. Redwire Corp. et al., Case No. 3:21-cv-01254-TJC-PDB (M.D. Fla.). On March 7, 2022, the Court appointed a lead plaintiff. On June 17, 2022, the lead plaintiff filed an amended complaint. In the amended complaint, the lead plaintiff alleges that the Company and certain of its directors and officers made misleading statements and/or failed to disclose material facts about the Company’s business, operations, and prospects, allegedly in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act. As relief, the plaintiffs are seeking, among other things, compensatory damages. The defendants believe the allegations are without merit and intend to defend the suit vigorously. On August 16, 2022, the defendants moved to dismiss the complaint in its entirety, and such motion was denied by the Court on March 22, 2023. The Company has recognized a loss contingency of $8.0 million as of September 30, 2024, which is its best estimate of probable loss and recovery based on the current circumstances. The loss contingency is included as other current liabilities in the condensed consolidated balance sheets.

On May 25, 2022, a plaintiff commenced derivative litigation in the United States District Court for the District of Delaware on behalf of the Company against Peter Cannito, Les Daniels, Reggie Brothers, Joanne Isham, Kirk Konert, Jonathan Baliff, and John S. Bolton. That litigation is captioned Yingling v. Cannito, et al., Case No. 1:22-cv-00684-MN (D. Del.). The complaint’s allegations are similar to those of the class action lawsuit filed in December 2021, namely, that statements about Redwire’s business and operations were misleading due to alleged material weaknesses in the Company’s financial reporting internal controls. The plaintiff alleges the defendants violated Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act, breached their fiduciary duty by allowing misleading disclosures to be made, and caused the Company to overpay compensation and bonuses tied to the Company’s financial performance. As relief, the plaintiffs are seeking, among other things, compensatory and punitive damages. This litigation has been stayed until the earlier of: (i) fifteen (15) days following the issuance of a decision resolving a motion for summary judgment in or public disclosure of a potential settlement of the class action lawsuit filed on December 17, 2021, or (ii) twenty (20) days following notice by either party of another pending derivative action and where the continuance of such stay may or will prejudice the noticing party’s rights. The defendants believe the allegations are without merit and intend to defend the lawsuit vigorously. The Company is currently unable to predict the likely outcome of the proceedings or estimate the range of reasonably possible losses, which may be material. However, the amount of any reasonable possible loss or range of loss is expected to be recoverable through the Company’s D&O insurance policy.
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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Commitments
During the year-ended December 31, 2023, the Company entered into an economic development agreement to serve as the anchor tenant at the new Novaparke Innovation & Technology Campus in Floyd County, Indiana, the construction of which is anticipated to be completed during fiscal year 2025. In accordance with the agreement, the Company has committed to enter into a lease for a 30,000 square foot property. As of September 30, 2024, the Company had entered into the associated lease. Refer to Note H – Leases for additional information.
Letters of Credit
The Company has entered into letters of credit issued on our behalf by financial institutions secured by restricted cash. Letters of credit generally are available for draw down in the event we do not fulfill our contractual obligations. The Company had outstanding letters of credit of $15.3 million as of September 30, 2024. The Company had no outstanding letters of credit as of December 31, 2023.

Note K – Convertible Preferred Stock
The table below presents activity of the Company’s Series A Convertible Preferred Stock:

	Shares	Amount
Balance as of December 31, 2023	93,890.20	$96,106
Dividends paid-in-kind	7,022.45	12,590
Balance as of September 30, 2024	100,912.65	$108,696

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

On May 1, 2024, in accordance with the Convertible Preferred Stock Certificate of Designation, the Company issued 7,022.45 shares of Series A Convertible Preferred Stock to holders of record as of April 15, 2024, as a dividend paid-in-kind (“PIK”) on the Convertible Preferred Stock. As the Company has the option of paying dividends on the Convertible Preferred Stock in either cash or in kind, the PIK dividend is recorded at fair value as of the respective declaration date. The fair value of the PIK dividend as of April 15, 2024 was $12.6 million, which was recorded against additional paid-in-capital since the Company has an accumulated loss. The fair value of the May 2024 PIK dividend was calculated using the accrued value per share after a remaining term of 2.5 years on an as-converted basis, or $1,793 per share.

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

As of September 30, 2024, the 100,912.65 outstanding shares of Convertible Preferred Stock were convertible into approximately 34,914,131 shares of the Company’s common stock. The holders of Convertible Preferred Stock are entitled to vote with the holders of common stock, on an as-converted basis. In addition, holders of Convertible Preferred Stock have the right, at their option and at any time, to convert their shares into shares of common stock. Each share of Convertible Preferred Stock will mandatorily convert upon achieving thresholds related to the Company’s market capitalization and profitability metrics and the Company is required to make an offer to repurchase the outstanding Convertible Preferred Stock upon a fundamental change.

Dividends on the Convertible Preferred Stock can be paid in either cash or in kind in the form of additional shares of Convertible Preferred Stock (such payment in kind, “PIK”), at the option of the Company, subject to certain exceptions. If paid in cash, such dividends will be paid at a rate of 13% per annum, subject to certain adjustments and exceptions or, if the Company issues PIK dividends, at a rate of 15% per annum, subject to certain adjustments and exceptions. Each holder of Convertible Preferred Stock has been given certain registration rights pursuant to the Registration Rights Agreement, dated October 28, 2022. As of September 30, 2024, the accumulated but not declared or paid dividends on the Convertible Preferred Stock were $5.6 million.

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

Liquidation Preference
The Convertible Preferred Stock ranks senior to the Company’s common stock. In the event of any liquidation or winding up of the Company, the holders of the Convertible Preferred Stock shall be entitled to receive in preference to the holders of the Company’s common stock the greater of (a) the greater of (i) two times the Initial Value, defined as $1,000 per share and (ii) the Initial Value plus accrued and unpaid dividends, whether or not declared, and (b) the amount that would have been received based on the if-converted Accrued Value, defined as Initial Value plus accrued and unpaid dividends, whether or not declared. As of September 30, 2024, and December 31, 2023, the liquidation preference of the Convertible Preferred Stock was $239.9 million and $187.8 million, respectively.

Note L – Revenues
The table below presents revenues by customer grouping for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Civil space	$21,359	$29,336	$69,337	$82,831
National security	26,097	13,393	56,266	38,153
Commercial and other	21,182	19,883	108,938	59,331
Total revenues	$68,638	$62,612	$234,541	$180,315

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents revenues based on the geographic location of the Company’s customers for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
U.S.	$41,290	$47,138	$105,131	$135,574
Europe	27,334	15,468	129,325	44,658
Other	14	6	85	83
Total revenues	$68,638	$62,612	$234,541	$180,315

Customers comprising 10% or more of revenues are presented below for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Customer A(1)	$—	$12,862	$—	$31,703
Customer B(1)	7,305	8,385	24,804	25,334
Customer C(1)	—	6,886	—	18,208
Customer D(1)	16,298	—	93,527	—
(1) While revenue may have been generated during each of the periods presented, amounts are only disclosed for the periods in which revenues represented 10% or more of total revenue.

Contract Balances
The table below presents the contract assets and contract liabilities included on the condensed consolidated balance sheets for the following periods:

	September 30, 2024	December 31, 2023
Contract assets	$46,069	$36,961

Contract liabilities	$56,684	$52,645

The increase in contract assets was primarily driven by revenue growth and the timing of billable milestones occurring during the nine months ended September 30, 2024.

The increase in contract liabilities during 2024 was primarily driven by the timing of large billable milestones occurring during the nine months ended September 30, 2024. Revenue recognized in the nine months ended September 30, 2024 that was included in the contract liability balance as of December 31, 2023 was $48.8 million. Revenue recognized in the nine months ended September 30, 2023 that was included in the contract liability balance as of December 31, 2022 was $27.8 million.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The below table summarizes the favorable (unfavorable) impact of the net EAC adjustments for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net EAC adjustments, before income taxes	$(1,552)	$2,453	$(8,579)	$769
Net EAC adjustments, net of income taxes	(1,518)	2,360	(8,519)	754
Net EAC adjustments, net of income taxes, per diluted share	(0.02)	0.04	(0.13)	0.01

The net unfavorable EAC adjustments in 2024 were primarily due to additional unplanned labor, design and test cycles required to meet customer requirements in the Company’s structures and mechanisms, avionics and sensors, and power generation space infrastructure offerings. The net favorable EAC adjustments in 2023 were primarily due to the release of contract reserves and favorable contract adjustments resulting from contract modifications.

Remaining Performance Obligations
As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $313.1 million. The Company expects to recognize approximately 76% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

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

Income Statement Information
The table below provides the components of net periodic benefit cost and other amounts for the Base Plan recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net periodic benefit cost:
Service cost	$81	$82	$238	$247
Interest cost	64	58	187	175
Expected return on plan assets	(65)	(57)	(192)	(173)
Net periodic benefit cost	$80	$83	$233	$249

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below provides the components of net periodic benefit cost and other amounts for the Performance Plans recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net periodic benefit cost:
Service cost	$315	$12	$372	$408
Interest cost	27	25	79	74
Expected return on plan assets	(26)	(27)	(75)	(71)
Net periodic benefit cost	$316	$10	$376	$411

Contributions
The required funding of our qualified defined benefit pension plans is determined in accordance with Belgium Regulation. The table below presents contributions made by the employee and employer for the Base Plan and the Performance Plans for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Base Plan Contributions by:
Employee	$65	$58	$191	$159
Employer	125	99	367	267

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Performance Plans Contributions by:
Employee	$—	$—	$—	$—
Employer	305	—	362	403

Note N – Equity-Based Compensation
Incentive Units
The Company’s former parent, AE Red Holdings, LLC (formerly known as Redwire Holdings, LLC) (“Holdings”) adopted a written compensatory benefit plan (the “Class P Unit Incentive Plan”) to provide incentives to existing or new employees, officers, managers, directors, or other service providers of the Company or its subsidiaries in the form of Holdings’ Class P Units (“Incentive Units”). As amended, the Tranche I and the Tranche III Incentive Units became fully vested in 2021. Holdings also amended the Class P Unit Incentive Plan so that the Tranche II Incentive Units would vest on any liquidation event, as defined in the Class P Unit Incentive Plan, rather than only upon consummation of the sale of Holdings, subject to the market-based condition stipulated in the Class P Unit Incentive Plan prior to its amendment. All compensation expense was recognized during 2021 and 2022 and as of September 30, 2024, Tranches I and III were fully vested and Tranche II is still subject to the market-based vesting condition.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the activity of stock options under the Plan:

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2023	2,102,591	$2.69	$7.20	7.42
Granted	—	—	—
Exercised	(48,452)	1.10	3.13
Expired	(105,568)	1.77	9.99
Forfeited	(63,997)	2.44	6.04
Outstanding as of September 30, 2024	1,884,574	$2.60	$7.18	6.90

As of September 30, 2024, the total unrecognized compensation cost related to unvested stock options granted under the Plan was $0.3 million and is expected to be recognized over a weighted-average period of 0.7 years. As of September 30, 2024, there were 1,618,439 stock options that were vested and exercisable.

Performance-based Restricted Stock Units
The Plan authorizes the grant of performance-based restricted stock units (“PSUs”). The PSUs generally vest upon completion of a three-year period (“Performance Period”). The number of shares, if any, that are ultimately awarded is contingent upon the Company’s closing price per share at the end of the Performance Period and continued employment or service to the Company. The performance share payout is based on a market condition, and as such, the awards are valued using a Monte Carlo simulation model on the grant date. The model generates the fair value of the award at the grant date, which is then recognized as expense on a straight-line basis over the vesting period. The Company recognizes forfeitures as they occur.

On July 11, 2024, the Company granted 821,365 shares of PSUs to certain officers, managers and other eligible employees pursuant to the Plan. The PSU award allows the grantee to earn between 0% and 200% of the award based on the Company’s closing price per share at December 31, 2025. The grant date fair value of these awards was $12.66 per share.

The fair value of PSUs granted under the Plan was estimated on the grant date using the Monte Carlo simulation model with the following assumptions:

	2024 Grants	2023 Grants
Valuation date stock price	$7.45	$2.63
Remaining term of performance period	2.47 years	2.49 years
Expected volatility	71.50%	81.00%
Risk-free rate of return	4.34%	4.70%
Expected annual dividend yield	—%	—%

The table below presents the activity of performance-based restricted stock units under the Plan:

	Number of PSUs	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	706,097	$3.15	2.0	$2,012
Granted	821,365	12.66
Vested	—	—
Forfeited	(62,500)	3.15
Outstanding as of September 30, 2024	1,464,962	$8.48	1.8	$10,064

As of September 30, 2024, total unrecognized compensation cost related to unvested PSUs granted under the Plan was $10.5 million and is expected to be recognized over a weighted-average period of 1.8 years.

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

On July 11, 2024 and August 30, 2024, the Company granted 958,035 and 148,148 restricted stock units, respectively, to certain officers, managers and other eligible employees with a grant date fair value of $7.45 and $6.75 per share, respectively. The restricted stock units follow the same vesting conditions as the options described above.

The table below presents the activity of restricted stock units under the Plan:

	Number of RSUs	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested as of December 31, 2023	2,851,215	$3.89	1.2	$8,126
Granted	1,296,910	6.89
Vested	(1,054,339)	2.75
Forfeited	(307,849)	4.38
Unvested as of September 30, 2024	2,785,937	$5.66	1.2	$19,139

As of September 30, 2024, total unrecognized compensation cost related to unvested restricted stock units granted under the Plan was $11.1 million and is expected to be recognized over a weighted-average period of 1.7 years.

Employee Stock Purchase Plan
On September 2, 2021, the Company’s Board adopted the Redwire Corporation 2021 Employee Stock Purchase Plan (the “ESPP”) which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. Under the ESPP, there is an enrollment period for each offering, when each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employee to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the ESPP is generally for five months, which can be modified from time to time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85% of the fair market value of the Company’s common stock at the beginning or end of each offering period, whichever is less. A participant must designate in the enrollment package the percentage (if any) up to 15% of compensation to be deducted during that offering period for the purchase of stock under the ESPP, subject to certain limitations. As of September 30, 2024, the Company had one completed and one active offering period.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the five month offering period. The Company utilizes the Black-Scholes OPM to compute the fair market value of shares under the ESPP for each offering period. As of September 30, 2024, 153,090 shares had been purchased and 2,527,909 shares were available for future sales under the ESPP.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the equity-based compensation expense recorded for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cost of sales
ESPP	$60	$—	$130	$—
Stock options	1	13	16	105
Restricted stock units	459	681	1,576	1,952
Performance-based restricted stock units	19	6	28	6
Total cost of sales	$539	$700	$1,750	$2,063

Selling, general and administrative expenses
ESPP	$42	$—	$88	$—
Stock options	311	417	1,040	1,161
Restricted stock units	1,588	1,124	3,692	2,883
Performance-based restricted stock units	1,113	210	1,476	210
Total selling, general and administrative expenses	$3,054	$1,751	$6,296	$4,254

Total equity-based compensation expense	$3,593	$2,451	$8,046	$6,317

Note O – Net Income (Loss) per Common Share
The table below presents a reconciliation of the basic and diluted net income (loss) per share that were computed for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:
Net income (loss) attributable to Redwire Corporation	$(20,959)	$(6,253)	$(47,146)	$(18,975)
Less: dividends on Convertible Preferred Stock	3,383	2,874	16,125	12,040
Net income (loss) available to common shareholders	$(24,342)	$(9,127)	$(63,271)	$(31,015)

Denominator:
Weighted-average common shares outstanding:
Basic and diluted	66,529,288	64,795,985	65,936,597	64,475,390

Net income (loss) per common share:
Basic and diluted	$(0.37)	$(0.14)	$(0.96)	$(0.48)

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

In May 2024, Space NV (“seller”) and Techcom (“purchaser”) entered into a share purchase agreement (the “SPA Agreement”), whereby the seller sold to the purchaser all the shares owned by the seller in both ROS and RSS for total cash consideration of $4.9 million (€4.5 million), effectuating a complete withdrawal of ownership interests held by Space NV, and terminating the joint ventures, resulting in an aggregate gain on the sale of joint ventures of $1.3 million. As of June 30, 2024, the Company had no remaining ownership interest in ROS and RSS. As a result of the sale, the Company reclassified $0.2 million out of accumulated other comprehensive income (loss) related to the accumulated translation adjustments of ROS and RSS. The reclassified accumulated translation adjustments are included in other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss).

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

As a result of the SPA Agreement, the Company evaluated its interests in the joint venture and determined that Space NV no longer had a variable interest in ROS. Therefore, the Company deconsolidated ROS as of June 30, 2024, resulting in a $0.1 million gain, which is included in other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss). Net income from ROS for the three and nine months ended September 30, 2024 and 2023 was de minimis for disclosure.

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

Net income (loss) from RSS was de minimis for disclosure for the nine months ended September 30, 2024 and 2023, respectively. The Company recognized a loss from RSS of $0.2 million for the three months ended September 30, 2023. Net income (loss) from RSS is included in other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss). As a result of the SPA Agreement, the Company determined it no longer had a variable interest in RSS. Therefore, the Company derecognized the carrying value of the equity method investment as of June 30, 2024, resulting in a gain of $1.2 million, which is included in other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss). The carrying value of the equity method investment was $3.6 million as of December 31, 2023.

Note Q – Related Parties
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

The table below presents details of the Company’s related party transactions included on the condensed consolidated balance sheets and the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

			As of
			September 30, 2024	December 31, 2023
Accounts receivable:
Related Party A			$—	$—
Related Party B			945	4,849
			$945	$4,849

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues:
Related Party A	$455	$168	$971	$776
Related Party B	2,674	1,497	6,750	5,831
	$3,129	$1,665	$7,721	$6,607

In the normal course of business, the Company participates in related party transactions with certain vendors and customers where AEI maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. For the three and nine months ended September 30, 2024 and 2023, respectively, transactions with other companies in AEI’s investment portfolio, not separately disclosed, did not have a material impact on the Company’s condensed consolidated financial statements.

Please refer to Note K – Convertible Preferred Stock, for related party transactions associated with the Company’s Convertible Preferred Stock.

Note R – Subsequent Events
On November 1, 2024, in accordance with the Convertible Preferred Stock Certificate of Designation, as amended, the Company issued 7,736.65 shares of Series A Convertible Preferred Stock to holders of record as of October 15, 2024. As such, the 108,649.30 outstanding shares of Convertible Preferred Stock were convertible into approximately 35,622,728 shares of the Company’s common stock as of November 1, 2024.

The Company has evaluated subsequent events after the consolidated balance sheet as of September 30, 2024 through the condensed consolidated financial statements issuance date and has concluded there were no additional subsequent events that require disclosure.

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
Business Overview
Redwire is a global space infrastructure and innovation company enabling civil, commercial, and national security programs. Redwire’s proven and reliable capabilities include our core space infrastructure offerings of avionics, sensors, power solutions, critical structures, mechanisms, radio frequency (“RF”) systems, platforms, missions, and microgravity payloads. Redwire combines decades of flight heritage and proven experience with an agile and innovative culture.

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
Recent Developments
During the third quarter of 2024, the Company delivered strong revenue performance year-over-year and completed the acquisition of Hera Systems, Inc. (“Hera”), a spacecraft development company supporting the evolving requirements for national security missions operating in contested space.
•Revenues increased 10% for the three months ended September 30, 2024 compared to the same period in 2023.
•Selling, general and administrative expenses as a percentage of revenues decreased to 26% for the three months ended September 30, 2024 from 29% during the same period in 2023.
•Net loss increased $14.6 million for the three months ended September 30, 2024 compared to the same period in 2023.
•Book-to-bill ratio decreased to 0.65 for the three months ended September 30, 2024, from 0.74 for the same period in 2023.

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

Net EAC Adjustments
We record changes in costs estimated at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported revenues and gross profit and the table below presents the aggregate amounts for the following periods:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Gross favorable	$6,087	$7,127	$11,259	$11,805
Gross unfavorable	(7,639)	(4,674)	(19,838)	(11,036)
Total net EAC adjustments	$(1,552)	$2,453	$(8,579)	$769

The Company evaluates the contract value and cost estimates at completion for performance obligations no less frequently than quarterly, and more frequently when circumstances significantly change. Changes in contract estimates occur for a variety of reasons including, but not limited to, changes in contract scope, labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, volume assumptions, inflationary trends, and schedule and performance delays. We utilize information available to us at the time when revising our estimates and apply consistent judgement across the full portfolio of programs. Refer to Note L – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information.

Results of operations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023:

	Three Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	September 30, 2024	% of revenues	September 30, 2023	% of revenues
Revenues	$68,638	100%	$62,612	100%	$6,026	10%
Cost of sales	56,615	82	45,495	73	11,120	24
Gross profit	12,023	18	17,117	27	(5,094)	(30)
Operating expenses:
Selling, general and administrative expenses	17,521	26	18,302	29	(781)	(4)
Transaction expenses	5,121	7	—	—	5,121	100
Research and development	1,893	3	1,532	2	361	24
Operating income (loss)	(12,512)	(18)	(2,717)	(4)	(9,795)	361
Interest expense, net	3,610	5	2,629	4	981	37
Other (income) expense, net	5,309	8	1,232	2	4,077	331
Income (loss) before income taxes	(21,431)	(31)	(6,578)	(11)	(14,853)	226
Income tax expense (benefit)	(472)	(1)	(253)	—	(219)	87
Net income (loss)	(20,959)	(31)	(6,325)	(10)	(14,634)	231
Net income (loss) attributable to noncontrolling interests	—	—	(72)	—	72	(100)
Net income (loss) attributable to Redwire Corporation	$(20,959)	(31)%	$(6,253)	(10)%	$(14,706)	235%

Revenues
Revenues increased 10% to $68.6 million for the three months ended September 30, 2024, as compared to $62.6 million for the three months ended September 30, 2023. The year-over-year increase in revenues is primarily due to increases in average contract size and increased volume of production in power generation offerings. These increases were partially offset by $1.6 million of net unfavorable EAC adjustments for the three months ended September 30, 2024 as compared to $2.5 million net favorable EAC adjustments for the same period in 2023. Please refer to Note L – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Cost of Sales
Cost of sales increased $11.1 million, or 24%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The year-over-year increase in cost of sales was driven by increased labor, materials and subcontractor costs primarily associated with larger contracts in power generation offerings for which there were no related costs during the same period in 2023.

Gross Profit and Margin
Gross profit decreased $5.1 million, or 30%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. As a percentage of revenues, gross margin was 18% and 27% for the three months ended September 30, 2024 and 2023, respectively. The year-over-year decrease in gross margin was driven by changes in contract mix, including larger contracts with lower margins and completion of certain higher margin contracts, impacting the overall contract portfolio gross margin. The decrease is also partially due to the $1.6 million net unfavorable EAC adjustments for the three months ended September 30, 2024. Please refer to Note L – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased $0.8 million, or 4%, for the three months ended September 30, 2024, as compared with the same period in 2023. The year-over-year decrease in SG&A expenses was primarily driven by a decrease of $1.5 million in professional fees, partially offset by an increase of $0.8 million in legal fees. This contributed to a year-over-year decrease of SG&A as a percentage of revenue to 26% for the three months ended September 30, 2024 from 29% for the same period in 2023. This decrease reflects the Company’s continued focus on cost discipline and streamlining corporate overhead costs to enhance operating leverage.

Transaction Expense
Transaction expenses increased $5.1 million, or 100.0%, for the three months ended September 30, 2024, as compared with the same period in 2023. The increase is primarily due to $1.1 million of costs incurred related to the Hera acquisition as well as pre-acquisition costs incurred consisting of due diligence and additional expenses related to prospective acquisitions.

Research and Development
Research and development expenses increased $0.4 million, or 24%, for the three months ended September 30, 2024, as compared with the three months ended September 30, 2023. The increase was primarily due to strategic decisions to invest in future developments related to avionics and sensors, radio frequency, power generation technologies and microgravity payloads.

Interest Expense, net
Interest expense, net increased $1.0 million, or 37%, for the three months ended September 30, 2024, as compared with the three months ended September 30, 2023. The increase was primarily related to an increase in our cost of capital due to unfavorable changes in variable interest rates on the Company’s debt obligations and increased borrowings on the revolving credit facility compared to the same period in 2023. Refer to Note G – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net increased by $4.1 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The year-over-year increase was primarily due to an $8.0 million loss contingency recognized for a litigation matter, for which there was no comparable cost in the same period of 2023. The increase was partially offset by a gain of $1.9 million recognized as a result of changes in the fair value of the private warrant liability during the three months ended September 30, 2024 as compared to a loss of $0.5 million recognized during the same period of 2023. The increase was also partially offset by a more favorable impact from foreign currency transactions for the three months ended September 30, 2024 as compared to the same period in 2023. Refer to Note J – Commitments and Contingencies and Note D – Fair Value of Financial Instruments of the accompanying notes to the condensed consolidated financial statements for additional information related to litigation matters and private warrants, respectively.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Three Months Ended
(in thousands, except percentages)	September 30, 2024	September 30, 2023
Income tax expense (benefit)	$(472)	$(253)
Effective tax rate	2.2%	3.8%
The effective tax rate decreased to 2.2% for the three months ended September 30, 2024, as compared to 3.8% for three months ended September 30, 2023, primarily related to the Company’s mix in earnings between U.S. and foreign jurisdictions. Refer to Note I – Income Taxes of the accompanying notes to the condensed consolidated financial statements for further discussion.

Net Income (Loss) Attributable to Noncontrolling Interests
The net income (loss) attributable to noncontrolling interests for the three months ended September 30, 2024 and 2023 was de minimis. Please refer to Note P – Joint Venture of the accompanying notes to the condensed consolidated financial statements for additional information.

Results of operations for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

	Nine Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	September 30, 2024	% of revenues	September 30, 2023	% of revenues
Revenues	$234,541	100%	$180,315	100%	$54,226	30%
Cost of sales	194,709	83	133,077	74	61,632	46
Gross profit	39,832	17	47,238	26	(7,406)	(16)
Operating expenses:
Selling, general and administrative expenses	52,971	23	52,026	29	945	2
Transaction expenses	5,399	2	13	—	5,386	41431
Research and development	4,681	2	3,990	2	691	17
Operating income (loss)	(23,219)	(10)	(8,791)	(5)	(14,428)	164
Interest expense, net	9,537	4	7,937	4	1,600	20
Other (income) expense, net	14,734	6	2,689	1	12,045	448
Income (loss) before income taxes	(47,490)	(20)	(19,417)	(11)	(28,073)	145
Income tax expense (benefit)	(348)	—	(369)	—	21	(6)
Net income (loss)	(47,142)	(20)	(19,048)	(11)	(28,094)	147
Net income (loss) attributable to noncontrolling interests	4	—	(73)	—	77	(105)
Net income (loss) attributable to Redwire Corporation	$(47,146)	(20)%	$(18,975)	(11)%	$(28,171)	148%

Revenues
Revenues increased by $54.2 million, or 30%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The year-over-year increase in revenues was primarily related to increases in average contract size and increased volume of production in the power generation, radio frequency and structures and mechanisms space infrastructure offerings. These increases were partially offset by $8.6 million of net unfavorable EAC adjustments for the nine months ended September 30, 2024 as compared to $0.8 million of net favorable EAC adjustments for the same period in 2023. Please refer to Note L – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Cost of Sales
Cost of sales increased $61.6 million, or 46%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The year-over-year increase in cost of sales was primarily driven by increased labor and subcontractor costs associated with larger contracts in power generation offerings for which there were no related costs during the same period in 2023.

Gross Profit and Margin
Gross profit decreased $7.4 million, or 16%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. As a percentage of revenues, gross margin was 17% and 26% for the nine months ended September 30, 2024 and 2023, respectively. The year-over-year decrease in gross margin as a percentage of revenues was driven by changes in contract mix, including larger contracts with lower margins and completion of certain higher margin contracts, impacting the overall contract portfolio gross margin. The decrease is also partially due to a $8.6 million negative impact of net EAC adjustments for the nine months ended September 30, 2024 as compared to $0.8 million of net favorable EAC adjustments for the same period in 2023. Please refer to Note L – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $0.9 million, or 2%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The year-over-year increase in SG&A expenses was primarily driven by an increase in legal expenses and share-based compensation of $3.0 million and $1.7 million, respectively. This increase was partially offset by a decrease in professional fees and insurance expense of $4.2 million. SG&A expenses as a percentage of revenues decreased to 23% for the nine months ended September 30, 2024 from 29% during the same period in 2023. This decrease reflects the Company’s continued focus on cost discipline and streamlining corporate overhead costs to enhance operating leverage.

Transaction Expenses
Transaction expenses increased $5.4 million for the nine months ended September 30, 2024, as compared with the same period in 2023. The increase is primarily due to $1.1 million of costs incurred related to the Hera acquisition as well as pre-acquisition costs incurred consisting of due diligence and additional expenses related to prospective acquisitions.

Research and Development
Research and development expenses increased $0.7 million, or 17%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily due to strategic decisions to invest in future developments related to avionics and sensors, radio frequency, power generation technologies and microgravity payloads.

Interest Expense, net
Interest expense, net increased $1.6 million, or 20%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This increase was primarily related to an increase in our cost of capital due to unfavorable changes in variable interest rates on the Company’s debt obligations and increased borrowings on the revolving credit facility compared to the same period in 2023. Please refer to Note G – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net increased by $12.0 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This year-over-year increase was primarily due to a $8.1 million loss as a result of an increase in the fair value of the Company’s private warrant liability for the nine months ended September 30, 2024 as compared to a $2.5 million loss during the same period in 2023. The change year-over-year is primarily due to a larger increase in the Company’s common stock price during the nine months ended September 30, 2024 as compared to the increase during the same period of 2023. The increase was also due to an $8.0 million loss contingency recognized for a litigation matter, for which there was no comparable cost in the same period of 2023. The increase was partially offset by a gain of $1.3 million recognized as a result of the sale of the Company’s joint ventures. Please refer to Note J – Commitments and Contingencies, Note D – Fair Value of Financial Instruments and Note P – Joint Venture of the accompanying notes to the condensed consolidated financial statements for additional information related to litigation matters, private warrants and equity joint ventures, respectively.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Nine Months Ended
(in thousands, except percentages)	September 30, 2024	September 30, 2023
Income tax expense (benefit)	$(348)	$(369)
Effective tax rate	0.7%	1.9%

The change in our effective tax rate for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 is primarily related to the Company’s mix in earnings between U.S. and foreign jurisdictions. Please refer to Note I – Income Taxes of the accompanying notes to the condensed consolidated financial statements for additional information.

Net Income (Loss) Attributable to Noncontrolling Interests
The net income (loss) attributable to noncontrolling interests for the nine months ended September 30, 2024 and 2023 was de minimis. Please refer to Note P – Joint Venture of the accompanying notes to the condensed consolidated financial statements for additional information.

Supplemental Non-GAAP Information
During the third quarter of 2024, we changed the Supplemental Non-GAAP Information to present only Adjusted EBITDA, whereas prior period disclosures also presented Pro Forma Adjusted EBITDA. Management believes the presentation of Pro Forma Adjusted EBITDA no longer provides the same meaningful insights into the Company’s performance as it did during the initial years of the Company’s formation. Prior period disclosures were recast to conform to current presentation. There was no change in the calculation of Adjusted EBITDA.

We use Adjusted EBITDA to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources which are not calculated in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and are considered to be Non-GAAP financial performance measures. These Non-GAAP financial performance measures are used to supplement the financial information presented on a U.S. GAAP basis and should not be considered in isolation or as a substitute for the relevant U.S. GAAP measures and should be read in conjunction with information presented on a U.S. GAAP basis. Because not all companies use identical calculations, our presentation of Non-GAAP measures may not be comparable to other similarly titled measures of other companies.

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

The table below presents a reconciliation of Adjusted EBITDA to net income (loss), computed in accordance with U.S. GAAP for the following periods:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss)	$(20,959)	$(6,325)	$(47,142)	$(19,048)
Interest expense, net	3,610	2,629	9,537	7,937
Income tax expense (benefit)	(472)	(253)	(348)	(369)
Depreciation and amortization	2,860	2,887	8,538	7,971
Acquisition deal costs (i)	5,121	—	5,399	13
Acquisition integration costs (i)	96	—	96	546
Purchase accounting fair value adjustment related to deferred revenue (ii)	—	—	—	15
Severance costs (iii)	365	62	532	382
Capital market and advisory fees (iv)	1,071	2,536	5,503	6,891
Litigation-related expenses (v)	9,096	249	11,329	317
Equity-based compensation (vi)	3,593	2,451	8,046	6,317
Committed equity facility transaction costs (vii)	—	245	—	179
Debt financing costs (viii)	—	—	—	17
Gain on sale of joint ventures, net of costs incurred (ix)	—	—	(1,255)	—
Warrant liability change in fair value adjustment (x)	(1,941)	464	8,111	2,475
Adjusted EBITDA	$2,440	$4,945	$8,346	$13,643
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
v.Redwire incurred expenses related to securities litigation, including a loss contingency of $8.0 million recognized in 2024. Refer to Note J of the accompanying notes to the condensed consolidated financial statements for additional information.
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
ix.Redwire recognized a gain related to the sale of all its ownership in two joint ventures, presented net of transaction costs incurred, as further described in Note P of the accompanying notes to the condensed consolidated financial statements.
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
Book-to-Bill
Our book-to-bill ratio was as follows for the periods presented:

	Three Months Ended		Last Twelve Months
(in thousands, except ratio)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Contracts awarded	$44,503	$46,523	$372,249	$322,837
Revenues	68,638	62,612	298,026	234,020
Book-to-bill ratio	0.65	0.74	1.25	1.38
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

Our book-to-bill ratio was 0.65 for the three months ended September 30, 2024, as compared to 0.74 for the three months ended September 30, 2023. For the three months ended September 30, 2024, contracts awarded includes $21.9 million of acquired contract value from the Hera Systems acquisition. For the three months ended September 30, 2023, none of the contracts awarded balance relates to acquired contract value.

Our book-to-bill ratio was 1.25 for the LTM (“Last Twelve Months”) ended September 30, 2024, as compared to 1.38 for the LTM ended September 30, 2023. For the LTM ended September 30, 2024, contracts awarded includes $21.9 million of acquired contract value from the Hera Systems acquisition, which was completed in the third quarter of 2024. For the LTM ended September 30, 2023, contracts awarded includes $109.8 million of acquired contract value from the Space NV acquisition, which was completed in the fourth quarter of 2022.

Backlog
The following table presents our contracted backlog as of September 30, 2024 and December 31, 2023, and related activity for the nine months ended September 30, 2024 as compared to the year ended December 31, 2023.

(in thousands)	September 30, 2024	December 31, 2023
Organic backlog, beginning balance	$372,790	$313,057
Organic additions during the period	172,101	300,042
Organic revenue recognized during the period	(232,697)	(243,800)
Foreign currency translation	(2,229)	3,491
Organic backlog, ending balance	309,965	372,790

Acquisition-related contract value, beginning balance	—	—
Acquisition-related contract value acquired during the period	21,940	—
Acquisition-related additions during the period	—	—
Acquisition-related revenue recognized during the period	(1,844)	—
Acquisition-related backlog, ending balance	20,096	—
Contracted backlog, ending balance	$330,061	$372,790

We view growth in backlog as a key measure of our business growth. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Our contracted backlog includes $16.9 million and $19.3 million in remaining contract value from T&M contracts as of September 30, 2024 and as of December 31, 2023, respectively.

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

Organic contract value includes the remaining contract value as of January 1 not yet recognized as revenue and additional orders awarded during the period for those entities treated as organic. Acquisition-related contract value includes remaining contract value as of the acquisition date not yet recognized as revenue and additional orders awarded during the period for entities not treated as organic. Organic revenue includes revenue earned during the period presented for those entities treated as organic, while acquisition-related revenue includes the same for all other entities, excluding any pre-acquisition revenue earned during the period. The acquisition-related backlog activity presented in the table above is related to the Hera Systems acquisition completed during third quarter of 2024.

Although contracted backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog. In addition, some of our multi-year contracts are subject to annual funding. Management expects all amounts reflected in contracted backlog to ultimately be fully funded. Contracted backlog from foreign operations in Luxembourg and Belgium was $93.2 million and $106.0 million as of September 30, 2024 and December 31, 2023, respectively. These amounts are subject to foreign exchange rate translations from euros to U.S. dollars that could cause the remaining backlog balance to fluctuate with the foreign exchange rate at the time of measurement.

Liquidity and Capital Resources
Our operations are primarily funded with cash flows provided by operating activities and access to existing credit facilities. As of September 30, 2024, we had $27.8 million in cash and cash equivalents and $18.0 million in available borrowings from our existing credit facilities. Additionally, we had $15.3 million in restricted cash which includes $7.8 million of proceeds received from third-parties that is refundable except in certain limited circumstances. Restricted cash consists of a cash-collateralized standby letter of credit for a submitted proposal.
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

Contractual Obligations
During the nine months ended September 30, 2024, there were no material changes to the Company’s contractual obligations as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 20, 2024, that were outside the ordinary course of our business, except for certain significant future lease obligations as described in Note H – Leases.

Off-Balance Sheet Arrangements

From time to time, we are a party to certain off-balance sheet arrangements, such as standby letter of credits. Liabilities related to these arrangements are generally not reflected in our consolidated balance sheets. We do not expect any material impact on our cashflows, results of operations or financial condition to result from these off-balance sheet arrangements.

As of September 30, 2024, we had $15.3 million of standby letters of credit outstanding for a submitted proposal, which were secured by our restricted cash. Refer to Note B of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s restricted cash.

Cash Flows
The table below summarizes certain information from the condensed consolidated statements of cash flows for the following periods:

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Cash, cash equivalents and restricted cash at beginning of year	$30,278	$28,316
Operating activities:
Net income (loss)	(47,142)	(19,048)
Reconciling adjustments to net income (loss)	23,878	17,308
Changes in working capital	(1,148)	(12,720)
Net cash provided by (used in) operating activities	(24,412)	(14,460)
Net cash provided by (used in) investing activities	(3,050)	(5,214)
Net cash provided by (used in) financing activities	40,280	2,294
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(2)	(77)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,816	(17,457)
Cash, cash equivalents and restricted cash at end of period	$43,094	$10,859

Operating activities
Net cash used in operating activities increased for the nine months ended September 30, 2024 by $10.0 million as compared the same period in 2023. The change was primarily due to an increase of $28.1 million in cash used related to the Company’s net loss for the nine months ended September 30, 2024 in comparison to the same period in 2023, partially offset by a decrease in cash used by working capital of $11.6 million and increase of $6.6 million in the effects of non-cash adjustments. The decrease in cash used by working capital is primarily related to an increase in other liabilities of $10.6 million and a decrease in accounts receivable of $14.5 million partially offset by a decrease in accounts payable and accrued expenses of $5.0 million and deferred revenue of $7.4 million and an increase in contract assets of $8.8 million. The changes in contract assets, accounts receivable and deferred revenue were primarily driven by the timing of billable milestones during the nine months ended September 30, 2024 compared to the same period in 2023. The decrease in accounts payable and accrued expenses is primarily a result of timing of payments and invoice receipt and the increase in other liabilities is primarily related to the loss contingency recognized related to a litigation matter. Please refer to Note J – Commitments and Contingencies of the accompanying notes to the condensed consolidated financial statements for additional information related to litigation matters.
Investing activities
Net cash used in investing activities decreased by $2.2 million for the nine months ended September 30, 2024, as compared to the same period in 2023. The change was primarily due to net proceeds of $4.6 million received from the sale of the Company’s joint ventures, partially offset by an increase in capital expenditures related to licensed software for internal-use and property, plant and equipment and cash used, net of cash acquired related to the Hera Systems acquisition.
Financing activities
Net cash provided by financing activities increased by $38.0 million during the nine months ended September 30, 2024, as compared to the same period in 2023. The change was primarily due to an increase in net proceeds received from debt of $34.8 million during the nine months ended September 30, 2024, compared to $3.8 million in the same period in 2023, advances from third-parties of $7.8 million and proceeds of $0.5 million received from issuance of common stock for the exercise of vested stock options and shares purchased through the ESPP, compared to $0.1 million in the same period in 2023. The increase in proceeds received from debt was driven primarily by increased draws from the Adams Street Revolving Credit Facility during the nine months ended September 30, 2024, compared to the same period in 2023.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, which are designed to ensure that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were not effective as of September 30, 2024 due to the material weaknesses in internal control over financial reporting described below.

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

The material weaknesses above did not result in a material misstatement to the condensed consolidated financial statements as of September 30, 2024, nor in any restatements of financial statements previously reported by us.

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

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
As of September 30, 2024, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 20, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
10.1
Ninth Amendment to Credit Agreement, dated as of August 28, 2024, by and among Redwire Holdings, LLC, the other Borrowers party thereto, the Guarantors party thereto, Adams Street Credit Advisors, LP, as Administrative Agent and as Collateral Agent and each lender party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on August 29, 2024).

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

Redwire Corporation

Date:	November 7, 2024	By:	/s/ Peter Cannito
		Name:	Peter Cannito
		Title:	Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Date:	November 7, 2024	By:	/s/ Jonathan Baliff
		Name:	Jonathan Baliff
		Title:	Chief Financial Officer and Director
(Principal Financial Officer)

Date:	November 7, 2024	By:	/s/ Chris Edmunds
		Name:	Chris Edmunds
		Title:	Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)