Form 10-K
period 2024-12-31
Redwire Corp
filed 2025-03-11
CIK 1819810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 was approximately $172.1 million based on the closing price of $7.17 for the shares of the registrant’s common stock, as reported by the New York Stock Exchange. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 75,573,294 shares of common stock as of March 7, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2025 Annual Meeting of Shareholders is incorporated by reference into Part III of this Annual Report on Form 10-K.

REDWIRE CORPORATION
Annual Report on Form 10-K
December 31, 2024

PART I

Each of the terms the “Company,” “Redwire,” “we,” “our,” “us” and similar terms used herein refer collectively to Redwire Corporation, a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.
NOTE ABOUT FORWARD LOOKING-STATEMENTS
This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning us and other matters. Words such as “will,” “expect,” “anticipate,” “intend,” “may,” “could,” “should,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “trends,” “goals,” “contemplate,” “continue,” “might,” “possible,” “potential,” “predict,” “would” and similar expressions generally identify these forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows, and our projects and related timelines. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified in this Annual Report on Form 10-K, particularly in Part I, Item 1A. “Risk Factors,” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other important factors disclosed from time to time in our other filings with the Securities and Exchange Commission (“SEC”).

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

WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.redwirespace.com) and our corporate Facebook, X, LinkedIn, and Instagram accounts as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.

TRADEMARKS
We own or have the rights to use various trademarks referred to in this Annual Report on Form 10-K and their respective logos. Solely for convenience, we may refer to trademarks in this Annual Report on Form 10-K without the TM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted by law, our rights to our trademarks. Other trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners.

MARKET AND INDUSTRY INFORMATION
Market data used throughout this Annual Report on Form 10-K is based on management’s knowledge of the industry and the good faith estimates of management. All of management’s estimates presented herein are based on industry sources, including analyst reports and management’s knowledge. We also relied, to the extent available, upon management’s review of independent industry surveys and publications prepared by a number of sources and other publicly available information. We are responsible for all of the disclosure in this Annual Report on Form 10-K and while we believe that each of the publications, studies and surveys used throughout this Annual Report on Form 10-K are prepared by reputable sources, we have not independently verified market and industry data from third-party sources.

All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we believe the estimated market position, market opportunity and market size information included in this Annual Report on Form 10-K is generally reliable, such information, which in part is derived from management’s estimates and beliefs, is inherently uncertain and imprecise and has not been verified by any independent source. Projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Item 1A Risk Factors” of Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in our estimates and beliefs and in the estimates prepared by independent parties. See “Note About Forward-Looking Statements” above.

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

Redwire’s primary business model is to provide mission critical solutions based on core space infrastructure offerings for government and commercial customers through long-duration projects. These core offerings include leading technologies and production capability for mission solutions including: avionics, sensors and payloads; power generation; structures and mechanisms; radio frequency (“RF”) systems; spacecraft platforms and missions; and microgravity payloads. A majority of our projects result in funded technology development and as a result, we benefit from continuous innovation aligned to our three primary focus areas as described below.

Our mission is to accelerate humanity’s expansion into space by delivering reliable, economical and sustainable infrastructure for future generations. With decades of proven flight heritage combined with innovative products and culture, Redwire is uniquely positioned to assist our customers in solving the complex challenges of future space missions and industries. Redwire has three primary areas of focus that form our business:
(1) Enabling space mission providers, such as government agencies and large prime contractors, with a broad portfolio of space defense and civil infrastructure, systems, subsystems, and components;
(2) Providing the infrastructure and technology needed for people to explore, live and work in space; and
(3) Assisting international spacefaring allies in the development of organic space capabilities.

With our core space infrastructure offerings, Redwire is a leading innovator in space infrastructure, enabling space mission providers with the foundational building blocks and integrated solutions needed for complex space missions. Redwire is developing critical space infrastructure that is impacting our terrestrial economy in areas, such as national security, global defense, telecommunications, navigation and timing, and Earth observation.

Our core space infrastructure offerings include a broad array of modern products and services, which have been enabling space missions since the 1960s and have been flight-proven on over 200 spaceflight missions, including missions such as the National Aeronautics and Space Administration’s (“NASA”) Artemis, New Horizons and Perseverance programs, the Space Force’s GPS, and the European Space Agency’s (“ESA”) Project for On-Board Autonomy (“PROBA”) programs. We are also a provider of innovative technologies with the potential to help transform the economics of space and create new markets for its exploration and commercialization.

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

The Company has grown organically while also continuing to integrate several acquisitions from a fragmented landscape of space-focused technology companies with innovative capabilities and deep flight heritage. Strategic acquisitions that augment our core space infrastructure offerings are a key part of our growth strategy. We have completed ten acquisitions since March 2020, which collectively have provided us with a broad portfolio of complementary technologies and solutions to serve our target markets and customers. These acquisitions include:
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

•2022 – Acquired Redwire Space NV (f/k/a Qinetiq Space NV), (“Space NV”).

•2024 – Acquired Hera Systems, Inc. (“Hera Systems”) and formed Redwire Poland sp. z.o.o.

On September 2, 2021, the Merger (the “Merger”) with Genesis Park Acquisition Corp. (“GPAC”) was consummated pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated March 25, 2021 by and among GPAC, Shepard Merger Sub Corporation (“Merger Sub”), a Delaware corporation and direct, wholly-owned subsidiary of GPAC, Cosmos Intermediate, LLC and Redwire, LLC (“Holdings”).

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

From time to time, the Company will acquire or dispose of businesses and realign contracts, programs or businesses among and within our organization. These realignments are typically designed to leverage existing capabilities more fully and to enhance efficient development and delivery of our core space infrastructure offerings. As of December 31, 2024, the Company operated in one operating segment and one reportable segment: space infrastructure. Refer to Note B – Summary of Significant Accounting Policies and Note W – Segment Reporting of the accompanying notes to the consolidated financial statements for additional information regarding this conclusion.

Business Strategy
With decades of flight heritage combined with the agile and innovative culture of a commercial space platform, we are uniquely positioned to assist our customers in solving the complex challenges of future space missions. Our technology innovation is centered on the following core space infrastructure offerings:
•Avionics, Sensors and Payloads;
•Power Generation;
•Structures and Mechanisms;
•RF Systems;
•Spacecraft Platforms and Missions; and
•Microgravity Payloads.

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

Products and Solutions
Avionics, Sensors and Payloads
Satellites that go into orbit generally require sensors and avionics systems. Redwire has developed advanced capabilities in these critical subsectors of the space supply chain with more than 50 years of heritage in manufacturing space-qualified sensors. We provide a variety of space-qualified sensors and advanced avionics systems. We specialize in core avionics, such as scalable power distribution and on-board computing capabilities, with an emphasis on reliability, quality, and radiation hardness. These specialized avionics and sensors can be applied across multiple space environments, including Low Earth Orbit (“LEO”), Geostationary Orbit (“GEO”), Cis-lunar and deep space missions.

Redwire provides a comprehensive range of sensors, including star trackers and sun sensors, which are critical for accurate navigation and control of spacecraft. These sensors leverage advanced algorithms for precise mapping of star positions relative to spacecraft, an essential element in modern space navigation. We also provide camera systems, which are designed for various space applications, demonstrating our commitment to innovation and quality. These systems, capable of withstanding extreme space conditions, serve a wide range of clients across civil, national security, and commercial space sectors. Redwire's involvement in significant manned and robotic space exploration initiatives underscores our role as a prominent industry player and contributor to advancements in the field.

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

Spacecraft payloads are the sensors, support systems and processing that provide value to the end user of the satellite. Redwire is engaged in payloads for infrared imaging, space situational awareness and position timing and navigation (“PNT”).
•Infrared Payloads: Infrared payloads are utilized to identify thermal signatures from space. Redwire is developing an infrared payload to address requirements for the Space Development Agency’s (“SDA”) Proliferating Warfighter Satellite System to identify and track missiles.
•Space Situational Awareness Payloads: Space situational awareness payloads are those that are used to understand the surrounding space environment to maintain freedom of operation for spacecraft or to sense unexpected satellite activity. Redwire is developing space situational awareness payloads that operate in the RF and optical spectrum, including onboard computing and autonomous image recognition algorithms to positively identify objects from weak or distant signals.
•Position Timing and Navigation (“PNT”) Payloads: PNT information is critical to all United States (“U.S.”) infrastructure and is depended on by governments, businesses and individuals continuously. These services are provided by the U.S. Global Positioning System (“GPS”) constellation and the European Union’s Global Navigation Satellite System (“GNSS”) constellation. Increasingly, sovereign nations are seeking alternative PNT (“Alt PNT”) solutions that can be relied upon as backup solutions in the event of disruption from GPS or GNSS. Redwire is engaged in the development of Alt PNT payloads for nascent proliferated U.S. Department of Defense (“DoD”) LEO constellations, as well as to augment traditional GPS in Medium Earth Orbit (“MEO”).

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

Redwire produces constellation dispenser systems that consist of payload adapters, the integrated structural systems that support multiple satellites of different sizes across multiple launch vehicle platforms, and separation systems that deploy or dispense satellites off the launch vehicle. Our payload interface solutions are tailored to launch vehicle/payload requirements to achieve optimal performance, and efficient allocation of mass to support on-orbit function rather than launch vehicle interfaces. We also support missions by providing mechanical ground support equipment, assist with payload and launch vehicle integration, environmental testing and analysis services, and thermal control.

Redwire’s payload adapter solutions are based on heritage products that have flown over multiple decades, and have delivered over 300 pieces of flight hardware over the last 7 years. Additionally, to overcome limitations of conventional spacecraft docking systems, Redwire has developed an International Berthing and Docking Mechanism (“IBDM”), which is a highly versatile, resilient, high performance, and low impact berthing and docking solution. The IBDM is fully computer-controlled and designed for use with both large mass and lightweight spacecraft. Our IBDM is fully aligned with the international docking system standard and can be used for autonomous docking of crewed vehicles, cargo vehicles station modules as well as resource transfer through automated umbilical mating.

RF Systems
Radio frequency communications systems are used as a primary payload, such as a link in a communications chain; to offload data to ground from other key sensor payloads; a primary sensor by sensing the emissions from other users; or as a secondary payload in order to transmit and receive key spacecraft telemetry and control signals. These systems support a variety of satellite applications, including encrypted tactical communications, signal detection and positioning. We have also invested in a RF testing capability that was custom tailored to the specific needs of small satellite communications and sensor payloads in proliferated LEO.
Redwire has developed antennas, compatible with the Link-16 data link network used by the North Atlantic Treaty Organization (“NATO”) members and other nations, which can be used to facilitate the exchange of jam-resistant, encrypted tactical data from space in near-real time between military aircraft, ships and ground forces. These antennas are also being used for the first generation of a national security satellite constellation in LEO. Our Link-16 antenna successfully demonstrated the first-ever transmission of a Link-16 signal from space to ground. Our Link-16 antenna, among others, are critical to U.S. commercial and defense applications with special niche applications focused on serving environments that have historically been difficult to close beyond line-of-sight links.
Spacecraft Platforms and Missions
Digital engineering facilitates the modeling and simulation of prospective space architectures to support trade analysis, operational concepts, and testing. Redwire leverages high-fidelity digital engineering tools and model-based systems engineering to produce end-to-end virtual environments that decrease cost, increase speed to market, and enable mission optimization. Redwire has a proprietary enterprise software suite that enables digital engineering and generation of high-fidelity, interactive modeling and simulations of individual components, entire spacecraft and full constellations in a cloud-based environment. Our software supports mission assessments and design of new missions such as operation in Very Low Earth Obits (“VLEO”) and dynamic space operations in GEO.

Redwire provides five lines of spacecraft tailored to mission and orbit requirements including, VLEO, LEO, MEO, GEO and beyond GEO (“X-GEO”). Redwire’s U.S. Sabersat and the EU’s Phantom spacecraft are being developed for VLEO to create capability in this less congested orbit where proximity to Earth provides imaging and low latency advantages. Redwire is the prime mission integrator on the Defense Advanced Research Projects Agency’s (“DARPA”) Otter program in the U.S. The Otter program includes the development of a revolutionary air-breathing satellite system and will demonstrate the use of novel electric propulsion in VLEO. Redwire’s operations in the EU are performing on ESA’s Skimsat program to develop this technology.

Redwire also provides the EU based LEO Hammerhead, a small satellite platform which is capable of supporting payloads up to 70 kg and targets spacecraft mass less than 200 kg, making it compatible with typical shared launch opportunities and small satellite launchers. The Hammerhead platform is an evolution of the PROBA platform, which has acquired extensive flight heritage, accumulating more than 25 years in orbit without failure on any of the launched satellites. We are leading small satellite pioneering research missions like PROBA-1 and PROBA-3, ESA’s small satellite with fully autonomous capabilities and PROBA-V, ESA’s operational Earth observation mission based on a small satellite. The PROBA-3 small satellites demonstrate precision formation flying, a foundational building block to the advancement of space based sensors and measurements.

Redwire’s U.S. based spacecraft platforms, Thresher (operating in LEO) and Mako (operating in MEO and GEO), are developed for challenging missions that address dynamic space operations where maneuverability, precision accuracy, and autonomous operation are important. Mako is designed for high precision rendezvous proximity operations (“RPO”), docking, and in-space refueling. It has the capability to support dynamic space operations and the adaptability to host a variety of mission payloads. Additionally, Mako serves space situational awareness and scientific missions at GEO and X-GEO orbits. Thresher is also highly maneuverable and is designed for rapid response, having demonstrated the capability to deliver within one year after contract award.
Microgravity Payloads
Microgravity provides unique conditions for scientific exploration which cannot be replicated on Earth. Redwire’s microgravity payloads are enabling next-generation capabilities and services which includes space-based biotechnology applications, plant and animal science, in-space additive manufacturing, in-space advanced material manufacturing and support of human exploration and habitation.

The microgravity environment enables certain products and materials to be manufactured with space-enhanced properties that are not comparable to products manufactured on Earth. These products and materials include the production of pharmaceutical seed crystals used for drug development processes as pharmaceutical companies look to deliver new, optimized treatments for patients on Earth. The Redwire Pharmaceutical In-space Laboratory – Bio-crystal Optimization eXperiment (“PIL-BOX”) payload offers pharmaceutical companies and researchers access to leverage the microgravity environment to grow crystals of protein-based pharmaceuticals and other key molecules. Redwire has launched 28 PIL-BOXes for our partners, including, but not limited to, Bristol Myers Squibb, Eli Lilly, and ExesaLibero Pharma.

Redwire’s in-space biotechnology manufacturing includes the in-space bioprinting of biostructures and tissues. Redwire has successfully 3D printed a meniscus in space with its BioFabrication Facility (“BFF”) aboard the ISS. Other Redwire biotechnologies beneficial to regenerative medicine include the company’s Advanced Space Experiment Processor, which, along with the BFF, can manufacture small tissue samples in space called organoids, which are utilized by pharmaceutical companies to test the safety and efficacy of novel drugs.

Redwire created a commercial manufacturing platform to operate in LEO, the Additive Manufacturing Facility (“AMF”). AMF was developed based on a desire for on-demand local manufacturing and has already printed over 200 objects in space. Redwire is currently building an in-space 3D printer, FabLab, capable of manufacturing electronics and equipment of myriad materials, including aerospace-grade titanium. In support of NASA’s Artemis program, we are also engaged in lunar research related to communications and navigation solutions as well as in-situ resource utilization. Redwire is developing Mason, which seeks to build critical infrastructure on the surface of the Moon, including shielding structures (e.g., berms), landing pads, roads, and foundations for habitats. These developments aim to aid in establishing long-term infrastructure to sustain humans on the moon.

Backlog
We view growth in backlog as a key measure of our business growth. As of December 31, 2024, our total contracted backlog was $296.7 million. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). For further information, refer to “Backlog” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Redwire preforms either directly or through large prime contractors for many U.S. national security agencies, including but not limited to, the U.S. Air Force, U.S. Space Force, DARPA and the National Reconnaissance Office (“NRO”). An increasing number of these projects are focused on high volume delivery of products to meet the need for space asset proliferation. These relationships are characterized and maintained by mission success as measured by on-orbit performance and project delivery performance requirements and schedule.

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

Redwire performs either directly or through large prime contractors for many civil agencies, including but not limited to NASA, ESA and other ESA member nation agencies. As a result of these relationships, we participate in numerous large, high-profile contracts, such as the Artemis program, where Redwire is contracted to provide the Solar Arrays for the Lunar Orbiting Power and Propulsion Element. When deployed, these solar arrays will be one of the largest ever built. Redwire has participated in ESA’s small satellite missions, such as PROBA-1, PROBA-3 and PROBA-V. We have provided services and products supporting a number of other NASA and ESA missions, including solar arrays and navigation equipment for NASA’s recent DART mission, on-board computers for ESA’s Hera and Comet Interceptor missions, sun sensors and star trackers for exploration missions like NASA’s Perseverance, thermal control solutions for technology demonstrators, and camera systems for upcoming human spaceflight missions. There are currently eleven active payload facilities built by Redwire on the ISS as of December 31, 2024.

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

We frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs. We compete domestically and internationally against space systems components providers, including Moog Inc., Space Micro Inc., Rocket Lab USA, Inc. (a segment of Rocket Labs), and in some instances against large companies such as Northrop Grumman. As a result of our M&A strategy, the Company’s total accessible market has evolved over time and changed our competitive platform, which has historically included non-traditional aerospace and defense contractors and occasionally large aerospace and defense companies. Our customers could decide to pursue one or more of our product development areas as a core competency and insource that technology development and production rather than purchase that capability from us as a supplier. This competition could result in fewer customer orders and a loss of market share.

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

We conduct research and development principally in the U.S. and Belgium. Research and development expenses were $6.1 million for the year ended December 31, 2024.
Intellectual Property
We own a substantial intellectual property portfolio that includes many U.S. and foreign patents, as well as many U.S. trademarks, domain names and copyrights. We actively pursue internal development of intellectual property. In addition to our patent portfolio, we own other intellectual property such as unpatented trade secrets, subject matter expertise, data and software. Additionally, we rely on licenses of certain intellectual property to conduct our business operations, including certain proprietary rights licensed to and from third parties. While our intellectual property rights in the aggregate are important to our operations, we do not believe any particular trade secret, patent, trademark, copyright, license or other intellectual property right is of such importance that its loss, expiration or termination would have a material effect on our business.
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
Human Capital
We strive to be the employer of choice in the space community. As of December 31, 2024, we had approximately 750 employees based in the U.S. and Europe.
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

We have an experienced talent acquisition team and our recruitment efforts are focused on hiring space-industry experienced talent who are attracted to Redwire’s core values. As we continue to grow, we are increasing our recruiting capacity by utilizing artificial intelligence (“AI”) sourcing tools, and enhancing internal incentives for recruitment.

Redwire is committed to recruiting, retaining and promoting a high-performing workforce. We strive to offer competitive salaries and benefits. Management monitors the changing labor conditions at a national and local level and adjusts compensation packages in order to attract and retain high performing individuals. The Company offers short- and long-term incentive programs, retirement and healthcare benefits, flexible paid time off and employee assistance programs. The Company’s incentive programs are intended to motivate and reward strong performance.
Available Information
Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge through our website (www.redwirespace.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Additionally, we use our website as a channel of distribution for important Company information. We routinely post on our website important information, including press releases, investor presentations and financial information, which may be accessed by clicking on the Investors section of www.redwirespace.com. We also use our website to expedite public access to time-critical information regarding our Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the Investors section of our website for important and time-critical information. The information contained on the Company’s website is not included in, nor incorporated by reference into, this Annual Report on Form 10-K.

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

Risk Factors Summary
Some of the principal risks that may impact our business and results of operations are listed below:

Business and Industry Risks
•our results could be affected by continued economic uncertainty, an economic slowdown or a recession;
•the failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations and our financial condition and results of operations;
•we have limited operating history in an evolving industry and history of losses to date, which makes it difficult to forecast our revenue, plan our expenses and evaluate our business and future prospects;
•any acquisitions, partnerships or joint ventures into which we enter could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations;
•our ability to grow our business depends on the successful development and continued refinement of many of our proprietary technologies, products, and service offerings, which are subject to many uncertainties, some of which are beyond our control;
•competition from existing or new companies could cause downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share;
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
•adverse publicity could have a material adverse effect on our business, financial condition and results of operations;
•our business involves significant risks and uncertainties that may not be covered by insurance or indemnity;
•if we fail to respond to commercial industry cycles in terms of our cost structure, manufacturing capacity, and/or personnel needs, our business could be seriously harmed;
•any delays in the development, design, engineering and manufacturing of our core offerings may adversely impact our business, financial condition and results of operations;
•we rely on a limited number of suppliers for certain raw materials and supplied components;
•unsatisfactory performance of our core offerings could have a material adverse effect on our business, financial condition and results of operations;
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
•we are dependent on third-party launch vehicles to launch our spacecraft and customer payloads into space;
•we may experience a total loss of our technology and products and our customers’ payloads, if there is an accident on launch or during the journey into space;
•our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide;
•our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed-price contracts in our total contract mix;
•our systems, products, technologies and services and related equipment may have shorter useful lives than we anticipate;
•cyber-attacks and other security threats and disruptions could have a material adverse effect on our business;
•if we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy;
•our business, financial condition and results of operations are subject to risks resulting from broader geographic operations;
•net earnings and net assets could be materially affected by an impairment of goodwill;
•pension funding and costs are dependent on several economic assumptions which, if changed, may cause our future results of operations and cash flows to fluctuate significantly over time;

•our ability to use net operating loss carryforwards and certain other tax attributes may be limited;

Government Contract Risks
•we are subject to the requirements of the National Industrial Security Program Operating Manual (“NISPOM”) for our facility security clearance, which is a prerequisite to our ability to perform on classified contracts for the U.S. government;
•we depend heavily on contracts with the U.S. government for a substantial portion of our business and changes in the U.S. government’s priorities, or delays or reductions in spending, could have a material adverse effect on our business;
•we depend significantly on U.S. government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited;
•disputes with our subcontractors or the inability of our subcontractors to perform, or our key suppliers to timely deliver our components, parts or services, could cause our core offerings to be produced or delivered in an untimely or unsatisfactory manner;

Regulatory Risks
•investments in us may be subject to U.S. foreign investment regulations, which may impose conditions on or limit certain investors’ ability to purchase our common stock, potentially making our common stock less attractive to investors;
•we are subject to trade control laws and regulations, including export controls and stringent U.S. economic sanctions, which could affect our ability to do business with certain customers;
•our business is subject to a wide variety of additional extensive and evolving government laws and regulations and failure to comply with such laws and regulations could have a material adverse effect on our business;
•our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners;
•failure to comply with federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition;
•we are subject to environmental regulation and may incur substantial costs;
•changes in tax laws or regulations may increase tax uncertainty and adversely affect results of our operations and our effective tax rate;
•if we cannot successfully protect our intellectual property rights or defend against intellectual property claims, our business could suffer;
•our technology may violate the proprietary rights of third parties, which could have a negative impact on our operations;

Risks Related to Financing and the Ownership of our Securities
•we may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all;
•the issuance and sale of shares of our Series A Convertible Preferred Stock has reduced the relative voting power of holders of our common stock and diluted the ownership of holders of our capital stock;
•AEI and Bain Capital have significant influence over us, which could limit other investors’ ability to influence the outcome of key transactions;
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

Risks Related to Being a Public Company
•we may not be able to remain in compliance with the continued listing requirements of the NYSE
•we may issue additional common stock or other equity securities which could dilute our shareholders’ ownership interests;
•the market price of our common stock and warrants has and may continue to fluctuate; and
•we have identified material weaknesses in internal control over reporting. If we were to identify additional material weaknesses or other deficiencies, or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately and timely report our financial results, in which case our business may be harmed and investors may lose confidence in the accuracy and completeness of our financial reports.

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

The failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations and our financial condition and results of operations
We regularly maintain cash balances with financial institutions in excess of the FDIC insurance limit. A failure of a depository institution to return deposits could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

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

We compete domestically and internationally against space systems components providers, including Moog Inc., Space Micro Inc., Rocket Lab USA, Inc. (a segment of Rocket Labs), and in some cases against large companies such as Northrop Grumman. We may also face competition in the future from emerging low-cost competitors in Europe, India, Russia and China. Competition in our guidance, navigation and control business is highly diverse, and while our competitors offer different products, there is often competition for contracts that are part of governmental budgets.

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
Revenues from our two largest customers were approximately 10% and 35% of our total revenues for the year ended December 31, 2024. The revenue attributable to our top customers has fluctuated in the past and may fluctuate in the future, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. In addition, the termination of these relationships, including following any failure to renew a long-term contract, could result in a temporary or permanent loss of revenue.

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

Additionally, on December 17, 2021, the Company, our CEO, Peter Cannito, and, our then current, but now former CFO, William Read, were named as defendants in a putative class action complaint filed in the United States District Court for the Middle District of Florida. In the complaint, the plaintiff alleges that the Company and certain of its directors and officers made misleading statements and/or failed to disclose material facts about the Company’s business, operations, and prospects, allegedly in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act. As relief, the plaintiffs are seeking, among other things, compensatory damages. On August 16, 2022, the defendants moved to dismiss the complaint in its entirety, and such motion was denied by the Court on March 22, 2023. On November 15, 2024, the Company and plaintiffs filed a joint motion for a stipulated order to settle this litigation pursuant to a settlement agreement entered into among the parties. Under the terms of the agreement, Redwire will pay $8.0 million to settle claims brought on behalf of purchasers of Redwire’s publicly traded shares from March 25, 2021, through March 31, 2022. Redwire has also agreed to certification of a settlement class to facilitate resolution of claims. The Company has consistently denied the accusations and entered into this proposed settlement, which is not an admission or concession of liability, to avoid the costs and risks inherent in continued litigation. The settlement would resolve all claims against Redwire Corporation and other defendants in this matter. The settlement has received preliminary approval from the court but remains subject to final court approval. The Company has recognized a loss contingency of $8.0 million and a $1.0 million anticipated insurance recovery as of December 31, 2024, which is its best estimate of probable loss and recovery based on the current circumstances.

On May 25, 2022, a plaintiff commenced derivative litigation in the United States District Court for the District of Delaware on behalf of the Company against Peter Cannito, Les Daniels, Reggie Brothers, Joanne Isham, Kirk Konert, Jonathan Baliff, and John S. Bolton. That litigation is captioned Yingling v. Cannito, et al., Case No. 1:22-cv-00684-MN (D. Del.). The complaint’s allegations are similar to those of the class action lawsuit filed in December 2021, namely, that statements about Redwire’s business and operations were misleading due to alleged material weaknesses in the Company’s financial reporting internal controls. The plaintiff alleges the defendants violated Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act, breached their fiduciary duty by allowing misleading disclosures to be made, and caused the Company to overpay compensation and bonuses tied to the Company’s financial performance. As relief, the plaintiffs are seeking, among other things, compensatory and punitive damages. This litigation had previously been stayed pending resolution of the class action lawsuit filed on December 17, 2021. Since that matter is now before the court for approval of a settlement agreement, the stay in the Yingling matter has automatically lifted. The defendants believe the allegations are without merit and intend to defend the lawsuit vigorously. This matter is currently in the early stages of discovery, and a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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

Any delays in the development, design, engineering and manufacturing of our core offerings may adversely impact our business, financial condition and results of operations.
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

Unsatisfactory performance of our core offerings could have a material adverse effect on our business, financial condition and results of operation.
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
As of December 31, 2024, our contracted backlog consisted of $296.7 million in customer contracts. However, many of these contracts are cancellable by customers for convenience. In the event of a cancellation for convenience, we are generally entitled to be compensated for the work performed up to the date of cancellation. The remaining amounts may not be collected in this situation.

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
Currently there are only a handful of companies who offer launch services, and if this sector of the space industry does not grow or there is consolidation among these companies, this could result in a shortage of space on these launch vehicles and we may not be able to secure space on a launch vehicle, which may cause delays in our ability to meet our customers’ needs. Additionally, a shortage of space available on launch vehicles may cause prices to increase or cause delays in our ability to meet our customers’ needs. Either of these situations could have a material adverse effect on our results of operations and financial condition.

We may experience a total loss of our technology and products and our customers’ payloads if there is an accident on launch or during the journey into space.
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
We have a significant amount of goodwill recorded on our consolidated balance sheet as of December 31, 2024. We are required at least annually to test the recoverability of goodwill or more frequently when events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. We have recorded and may record further impairment. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of our reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our net earnings and net assets. The Company did not identify any indicators of impairment during 2024.

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
As of December 31, 2024, the Company had $130.6 million of net operating losses (“NOLs”) available to reduce future taxable income resulting in U.S. federal, state (net), and foreign deferred tax assets of $27.4 million, $7.2 million, and $4.0 million, respectively. The $130.6 million in U.S. federal net operating loss carryforwards may be carried forward indefinitely for U.S. federal tax purposes. Certain state and foreign net operating loss carryforwards will begin to expire in 2039. It is possible that the Company will not generate sufficient taxable income to use these NOLs before their expiration or at all.

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
A facility security clearance is required in order to be awarded and perform on classified contracts for the U.S. DoD and certain other agencies of the U.S. government. As a cleared entity, we must comply with the requirements of NISPOM, and any other applicable U.S. government industrial security regulations.

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

Disputes with our subcontractors or the inability of our subcontractors to perform, or our key suppliers to timely deliver our components, parts or services, could cause our core offerings to be produced or delivered in an untimely or unsatisfactory manner.
We engage subcontractors on many of our contracts. We may have disputes with our subcontractors, including regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract or subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of the personnel of a subcontractor or vice versa or the subcontractor’s failure to comply with applicable law. In addition, there are certain parts, components and services for many of our core space infrastructure offerings that we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impact their ability to supply the materials, components, subsystems and services that we require. Tariffs recently imposed or applied in the future on certain materials and other trade issues may create or exacerbate existing materials shortages and may result in further supplier business closures. Our supply chain could also be disrupted by external events, such as natural disasters or other significant disruptions (including extreme weather conditions, medical epidemics, acts of terrorism, cyber-attacks and labor disputes), governmental actions and legislative or regulatory changes, including product certification or stewardship requirements, sourcing restrictions, product authenticity and climate change or greenhouse gas emission standards, or availability constraints from increased demand from customers. These or any further political or governmental developments or health concerns could result in social, economic and labor instability. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver our core space infrastructure offerings to our customers. We can give no assurances that we will be free from disputes with our subcontractors; material supply constraints or problems; or component, subsystems or services problems in the future. Also, our subcontractors and other suppliers may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, which may result in greater product returns, service problems and warranty claims and could harm our business, financial condition, results of operations and cash flows. In addition, in connection with our government contracts, we are required to procure certain materials, components and parts from supply sources approved by the U.S. government and we rely on our subcontractors and suppliers to comply with applicable laws, regulations and other requirements regarding procurement of counterfeit, unauthorized or otherwise non-compliant parts or materials, including parts or materials they supply to us, and in some circumstances, we rely on their certifications as to their compliance. From time to time, there are components for which there may be only one supplier, which may be unable to meet our needs. Each of these subcontractor and supplier risks could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We are subject to trade control laws and regulations; including export controls and stringent U.S. economic sanctions, which could affect our ability to do business with certain customers. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to secure timely U.S. government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operation.
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
As of December 31, 2024, we had $126.6 million of total debt outstanding and up to $15.0 million of additional borrowing capacity under our revolving credit facility. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future

Our level of debt places significant demands on our cash resources, which could:

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
Our primary sources of liquidity are cash flows provided by operations and access to existing credit facilities. Since inception, we have incurred net losses and have used our cash to fund capital expenditures, costs associated with our acquisitions, and costs associated with the Merger, among other uses. We have and may continue to experience net cash outflows from operating activities as we continue to grow our business. As of December 31, 2024, our available liquidity totaled $48.7 million, which was comprised of $33.7 million in cash and cash equivalents, and $15.0 million in available borrowings from our existing credit facilities. Additionally, we had restricted cash of $15.4 million, which consists of a cash-collateralized standby letter of credit for a submitted proposal. Included in the restricted cash balance is $7.8 million of proceeds received from third-parties that is refundable except in certain limited circumstances.

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
On October 28, 2022 and November 3, 7 and 8, 2022, we issued an aggregate of 81,250 shares of Series A Convertible Preferred Stock (the “Convertible Preferred Stock”) to AE Industrial Partners Fund II, LP (“AEI Fund II”) and AE Industrial Partners Structured Solutions I, LP (“AEI Structured Solutions”), affiliates of AEI, BCC Redwire Aggregator, L.P. (“Bain Capital”), and certain other investors (collectively, the “Investors”). Shares of the Convertible Preferred Stock are immediately and currently convertible into approximately 36,416,297 shares of common stock and, on an as-converted basis represent approximately 35% of Redwire’s outstanding common stock assuming conversion of the Series A Convertible Preferred Stock as of December 31, 2024. Shares of Series A Convertible Preferred Stock vote as one class with our common stock, on an as-converted basis. Therefore, the issuance and sale of Series A Convertible Preferred Stock resulted in the immediate and substantial dilution to the ownership interests of the holders of our common stock.

AEI and Bain Capital have significant influence over us, which could limit other investors’ ability to influence the outcome of key transactions.
As of December 31, 2024, AEI and Bain Capital own 40,164.54 and 66,818.14 shares of our Series A Convertible Preferred Stock, respectively, which is currently convertible into approximately 13,467,664 and 22,390,163 shares of our outstanding common stock, respectively, or approximately 13% and 22% of Redwire’s outstanding common stock assuming conversion of the Series A Convertible Preferred Stock, respectively. The Series A Convertible Preferred Stock votes with our common stock on an as-converted basis. Additionally, as of December 31, 2024, AEI owned 35,687,607 shares of our outstanding common stock and 2,000,000 of our warrants.

We have the option to issue dividends payable on the Series A Convertible Preferred Stock by issuing additional shares of Series A Convertible Preferred Stock in satisfaction of such dividend (“PIK Dividend”) and in the future may satisfy any such dividends payable with respect to the Series A Convertible Preferred Stock as PIK Dividends. As a result of the voting rights of the Series A Convertible Stock and the degree of concentration of voting power (and the potential for such power to increase upon the purchase of additional stock and/or the payment of PIK Dividends), AEI and Bain Capital have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock, and as a result, your ability to elect members of our Board of Directors (“Board”) and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, or the issuance of any additional common stock or other equity securities, is diminished.

In addition, AEI and Bain Capital have representation on the Board and have significant control over the management and affairs of the Company. AEI may nominate five designees to our Board and, under the terms of the Bain Capital Investment Agreement (as defined below), for so long as Bain Capital beneficially owns shares of the Company’s common stock in the aggregate and on as-converted basis, at least equal to 50% of the number of shares of common stock that it held on an as-converted basis immediately following the consummation of the Bain Capital investment, Bain Capital will have the right to designate one member to the Board. Circumstances may occur in which the interests of AEI and Bain Capital could conflict with the interests of holders of other outstanding capital stock, including our common stock.

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
As of December 31, 2024, there were 67,002,370 shares of our common stock outstanding. Substantially all of our issued and outstanding shares are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

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

Upon effectiveness of any registration statement we file pursuant to the Investor Rights Agreement or the Series A Registration Rights Agreement, these parties may sell large amounts of our common stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our common stock.

Sales of substantial amounts of our common stock in the public market or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future.

Risks Related to Being a Public Company
We may not be able to remain in compliance with the continued listing requirements of the NYSE, and if the NYSE delists our common stock, it would have an adverse impact on the trading, liquidity and market price of our common stock.
The Company’s common stock is listed on the NYSE under the symbol “RDW”. The price of our common stock may be adversely affected due to, among other things, our financial results and market conditions. There can be no assurance that we will continue to remain in compliance with the NYSE’s minimum price rule for our common stock or that we will remain in compliance with any of the other applicable continued listing standards of the NYSE.

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
•We engaged a third-party global consulting firm to accelerate the design of new controls or enhance existing controls to ensure timely and accurate financial reporting across our operations in both the U.S. and Europe.
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
•We are in the process of performing an assessment of all IT systems that provide data for financial reporting purposes and consolidating systems where appropriate, including, but not limited to, implementing one enterprise resource planning (“ERP”) system for our U.S. operations and one ERP system for our Europe operations. As part of this assessment, we will be designing, implementing and documenting IT general controls.
We are working to remediate the material weaknesses as efficiently and effectively as possible and expect full remediation for our U.S. operations will likely be complete by December 31, 2025 and full remediation for our Europe operations will likely go beyond December 31, 2025. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in the Company incurring additional costs, and will place additional demands on our financial and operational resources.

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

Our corporate information technology department, which maintains our cybersecurity function, is led by our Chief Information Officer (“CIO”), who reports to our Chief Financial Officer (“CFO”) and has direct access to the CEO regarding information technology and cybersecurity related matters. The Chief Information Security Officer (“CISO”) reports to the CIO and has direct access to the CEO regarding cybersecurity matters. The CISO is responsible for our Company’s information security strategy, policy, security engineering, operations and cyber threat detection and response. Our current CIO and CISO have extensive information technology, cybersecurity and project management experience. Our CIO is a cyber defense, operations and communications officer as a U.S. Navy information professional. Our CISO has over 35 years in various information technology roles, including experience with three other public companies and is a certified information systems security professional (“CISSP”) and DoD information systems security manager. The CISO manages a team of cybersecurity professionals with broad experience and expertise, and have an average of over 15 years in various roles involving information technology, including security and compliance. The corporate cybersecurity and compliance department manages and continually enhances our enterprise security structure with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur.

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

The Company maintains policies and procedures to ensure timely and appropriate notifications to relevant parties and regulators as required for cybersecurity threats and data breaches. A designated incident response team is responsible for the execution of Redwire’s data breach response plan. Comprised of Company officers who serve across several functions, the incident response team includes the Company’s CISO, CIO, General Counsel, CFO, Chief Accounting Officer, Cybersecurity Manager and cybersecurity professionals or other employees from the Company’s information technology, finance, compliance and human resources functions support the incident response team, including with respect to diagnosing and mitigating cybersecurity events.

Our cybersecurity policies and frameworks are based on industry and governmental standards to align closely with DoD requirements, instructions and guidance. The Company has adopted the National Institute of Standards and Technology (“NIST”) Special Procedure (SP) 800-171, NIST Cybersecurity Framework and Zero Trust Framework. The NIST SP 800-171 is to ensure compliance for protecting controlled unclassified information for U.S. Government projects as contractually required. The NIST Cybersecurity Framework models the best practices for security and the capabilities needed to identify, protect, detect and respond to cybersecurity risks and events, while the Zero Trust Framework addresses security challenges. The Company is pursuing the U.S. DoD Cybersecurity Maturity Model Certification (CMMC) in 2025. We evaluate our physical, electronic and administrative safeguards on a continuous basis to ensure they are effectively deployed across the business.

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

Similar to many other companies, we experience attempts to gain unauthorized access to our systems and information on a regular basis, and a number of our employees work remotely, which creates additional opportunities for cybercriminals to exploit vulnerabilities. Despite our security measures, including employee training, our information technology and infrastructure are vulnerable to cyber-attacks, malicious intrusions, breakdowns, destruction, loss of data privacy, breaches due to employee error, malfeasance or other disruptions and we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our operations or financial results. See Item 1A. “Risk Factors” for further discussion of these risks.

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

Item 2. Properties
We operate from 14 locations in the United States and 3 locations in Europe consisting of offices, warehouses, service centers, laboratories and other facilities approximating 393,000 square feet as of December 31, 2024. The Company also retains use of additional storage and administrative space as needed to support operations, which are not included in the table below.

We lease all of our properties. The majority of leases are for varying term lengths up to nine years. Our locations range in size from approximately 2,400 to 52,800 square feet.

Our headquarters is located in Jacksonville, Florida, in proximity to major NASA and other space offices and operations. In North America we have four facilities in California and Colorado, respectively, two facilities in Florida, and one facility in Indiana, Massachusetts, New Mexico and Virginia, respectively. In Europe, we have one facility in Luxembourg, Belgium and Poland, respectively. Each of these facilities is strategically located near major national security or civil space community facilities, key customer facilities, commercial space centers and/or prestigious engineering talent pools.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock and public warrants are listed on the New York Stock Exchange and trade under the symbols “RDW” and “RDW WS”, respectively. Each public warrant entitles the registered holder to purchase one share of our common stock at a price of $11.50 per share, subject to certain adjustments. As of March 7, 2025, there were 75,573,294 shares of common stock outstanding and 2,492,450 public warrants outstanding.

Holders
As of March 7, 2025, there were 23 holders of our common stock and 6 holders of our warrants of record. These numbers do not include an estimate of the indeterminate number of beneficial holders whose shares and warrants may be held by brokerage firms and clearing agencies.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
On May 1, 2024 and November 1, 2024, in accordance with the Convertible Preferred Stock Certificate of Designation, the Company issued 7,022.45 and 7,736.65 shares, respectively, of Series A Convertible Preferred Stock to holders of record as of April 15, 2024 and October 15, 2024, respectively, as a dividend paid-in-kind on the Convertible Preferred Stock. The issuance is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Stock Performance Graph
Not applicable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is provided as a supplement to, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. Certain information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Item 1A. “Risk Factors” and the "Cautionary Note Regarding Forward-Looking Statements” sections of this Annual Report on Form 10-K. Unless the context otherwise requires, all references in this section to the “Company,” “Redwire,” “we,” “us” or “our” refer to Redwire Corporation and its consolidated subsidiaries.
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

Redwire’s primary business model is providing mission critical solutions based on core space infrastructure offerings for government and commercial customers through long-duration projects. We are developing critical space infrastructure that is impacting our terrestrial economy in areas, such as national security, global defense, telecommunications, navigation and timing, and Earth observation. Our core space infrastructure offerings include a broad array of modern products and services, which have been enabling space missions since the 1960s and have been flight-proven on over 200 spaceflight missions, including missions such as the National Aeronautics and Space Administration’s (“NASA”) Artemis program, New Horizons and Perseverance, the Space Forces’ GPS, and the European Space Agency’s (“ESA”) Project for On-Board Autonomy (“PROBA”) programs. We are also a provider of innovative technologies with the potential to help transform the economics of space and create new markets for its exploration and commercialization.
Recent Developments
Selected year-over-year financial performance metrics and operational developments for the year ended December 31, 2024, are described below.
•Revenues increased 25% for the year ended December 31, 2024 compared to the same period in 2023.
•Selling, general and administrative expenses as a percentage of revenues decreased to 23% for the year ended December 31, 2024 from 28% during the same period in 2023.
•Net loss increased by $87.0 million for the year ended December 31, 2024 compared to the same period in 2023, impacted by $17.7 million of net unfavorable EAC changes and $52.0 million of non-cash loss related to change in fair value of private warrants.
•Net cash used by operating activities was $17.3 million during the year ended December 31, 2024, as compared to net cash provided by operating activities of $1.2 million during the same period in 2023.
•Contracted backlog decreased year-over-year to $296.7 million as of December 31, 2024, as compared to $372.8 million as of December 31, 2023.
•The Company completed its tenth acquisition in August 2024 of Hera Systems, Inc. (“Hera”), a spacecraft development company supporting the evolving requirements for national security missions operating in contested space.
•The Company expanded its global footprint and opened new facilities in California and Poland (Redwire Poland sp z.o.o.), respectively.
•The Company was awarded the Air Force Research Laboratory (“AFRL”) contract to advance enhanced space-based capabilities for the warfighter.
•The Company provided the onboard computer for ESA’s PROBA-3 mission and completed the spacecraft integration and testing, which launched in December 2024.
•The Company successfully 3D-bioprinted the first live human heart tissue through our 3D BioFabrication Facility onboard the ISS.
•The Company secured a follow-on order for Roll-Out Solar Arrays (“ROSA”) for Thales Alenia Space’s telecommunications satellites.
•The Company expanded its spacecraft portfolio to 5 platforms for missions across every orbit: SabreSate; Thresher; Mako; Phantom and Hammerhead.

Subsequent to December 31, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company agreed to acquire Edge Autonomy Intermediate Holdings, LLC, a Delaware limited liability company (together with its subsidiaries, “Edge Autonomy”) through a series of mergers set forth in the Merger Agreement, for an aggregate purchase price of $925 million, subject to customary working capital, cash and debt adjustments. Edge Autonomy is a leading provider of field-proven uncrewed airborne system technology. Please refer to Note X – Subsequent Events of the accompanying notes to the consolidated financial statements for additional information related to the subsequent acquisition.

Results of Operations
We manage and assess our business based on performance on contracts, which are typically long-term and involves the design, development and manufacturing of our core offerings and related activities with varying delivery schedules. Therefore, the results of operations for a particular year, or year-over-year comparison may not be indicative of future operating results. Substantially all of our contracts are accounted for under the percentage-of-completion cost-to-cost method. As a result, revenues on contracts are recorded over time based on progress towards completion for a particular contract, including the estimate of the profit to be earned at completion. The following discussion of material changes in consolidated revenues should be read in tandem with the subsequent discussion of changes in consolidated cost of sales because changes in revenues are typically accompanied by a corresponding change in cost of sales due to the nature of the percentage-of-completion cost-to-cost method.

Net EAC Adjustments
We record changes in costs estimated at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported revenues and gross profit and the table below presents the aggregate amounts for the following periods:

	Year Ended
(dollars in thousands)	December 31, 2024	December 31, 2023
Gross favorable	$12,062	$11,805
Gross unfavorable	(29,758)	(15,327)
Total net EAC adjustments	$(17,696)	$(3,522)

The Company evaluates the contract value and cost estimates at completion for performance obligations no less frequently than quarterly, and more frequently when circumstances significantly change. Changes in contract estimates occur for a variety of reasons including, but not limited to, changes in contract scope, labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, volume assumptions, inflationary trends, and schedule and performance delays. We utilize information available to us at the time when revising our estimates and apply consistent judgement across the full portfolio of programs. Refer to Note Q – Revenues of the accompanying notes to the consolidated financial statements for additional information.

Results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023:

	Year Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	December 31, 2024	% of revenues	December 31, 2023	% of revenues
Revenues	$304,101	100%	$243,800	100%	$60,301	25%
Cost of sales	259,646	85	185,831	76	73,815	40
Gross profit	44,455	15	57,969	24	(13,514)	(23)
Operating expenses:
Selling, general and administrative expenses	71,398	23	68,525	28	2,873	4
Transaction expenses	9,129	3	13	—	9,116	70,123
Research and development	6,128	2	4,979	2	1,149	23
Operating income (loss)	(42,200)	(14)	(15,548)	(6)	(26,652)	171
Interest expense, net	13,483	4	10,699	4	2,784	26
Other (income) expense, net	60,648	20	1,503	1	59,145	3,935
Income (loss) before income taxes	(116,331)	(38)	(27,750)	(11)	(88,581)	319
Income tax expense (benefit)	(2,020)	(1)	(486)	—	(1,534)	316
Net income (loss)	(114,311)	(38)	(27,264)	(11)	(87,047)	319
Net income (loss) attributable to noncontrolling interests	4	—	(1)	—	5	(500)
Net income (loss) attributable to Redwire Corporation	$(114,315)	(38)%	$(27,263)	(11)%	$(87,052)	319%

Revenues
Revenues increased by $60.3 million, or 25%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The year-over-year increase in revenues was primarily related to increases in average contract size and increased volume of production in the power generation and structures and mechanisms space infrastructure offerings. These increases were partially offset by $17.7 million of net unfavorable EAC adjustments for the year ended December 31, 2024 as compared to $3.5 million of net unfavorable EAC adjustments for the same period in 2023. Please refer to Note Q – Revenues of the accompanying notes to the consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Cost of Sales
Cost of sales increased $73.8 million, or 40%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The year-over-year increase in cost of sales was primarily driven by increased labor and subcontractor costs associated with larger contracts in power generation offerings for which there were no related costs during the same period in 2023.

Gross Profit and Margin
Gross profit decreased $13.5 million, or 23%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. As a percentage of revenues, gross margin was 15% and 24% for the year ended December 31, 2024 and 2023, respectively. The year-over-year decrease in gross margin as a percentage of revenues was driven by changes in contract mix, including larger contracts with lower margins and completion of certain higher margin contracts, impacting the overall contract portfolio gross margin. The decrease is also partially due to a $17.7 million negative impact of net EAC adjustments for the year ended December 31, 2024 as compared to $3.5 million of net unfavorable EAC adjustments for the same period in 2023. Please refer to Note Q – Revenues of the accompanying notes to the consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $2.9 million, or 4%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The year-over-year increase in SG&A expenses was primarily driven by an increase in legal expenses, share-based compensation and marketing expenses of $2.8 million, $2.7 million and $0.8 million, respectively. These increases were partially offset by a decrease in professional fees and insurance expense of $3.4 million. SG&A expenses as a percentage of revenues decreased to 23% for the year ended December 31, 2024 from 28% during the same period in 2023. This decrease reflects the Company’s continued focus on cost discipline and streamlining corporate overhead costs to enhance operating leverage.

Transaction Expenses
Transaction expenses increased $9.1 million for the year ended December 31, 2024, as compared with the same period in 2023. The increase is primarily due to costs incurred related to the Hera acquisition as well as pre-acquisition costs incurred consisting of due diligence and additional expenses related to prospective acquisitions, including the subsequent acquisition of Edge Autonomy. Please refer to Note X – Subsequent Events of the accompanying notes to the consolidated financial statements for additional information related to the subsequent acquisition.

Research and Development
Research and development expenses increased $1.1 million, or 23%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily due to strategic decisions to invest in future developments related to avionics, sensors and platforms, structures and mechanisms, power generation technologies and microgravity payloads.

Interest Expense, net
Interest expense, net increased $2.8 million, or 26%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This increase was primarily related to an increase in borrowings on the revolving credit facility compared to 2023. Please refer to Note J – Debt of the accompanying notes to the consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net increased by $59.1 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This year-over-year increase was primarily due to a $52.0 million loss as a result of an increase in the fair value of the Company’s private warrant liability for the year ended December 31, 2024 as compared to a $2.0 million loss during the same period in 2023, driven by a larger increase in the Company’s common stock price during the year ended December 31, 2024 as compared to the increase during 2023. The increase was also due to an $8.0 million loss contingency recognized for a litigation matter, for which there was no comparable cost in 2023. Please refer to Note N – Commitments and Contingencies and Note D – Fair Value of Financial Instruments of the accompanying notes to the consolidated financial statements for additional information related to litigation matters and private warrants, respectively.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Year Ended
(in thousands, except percentages)	December 31, 2024	December 31, 2023
Income tax expense (benefit)	$(2,020)	$(486)
Effective tax rate	1.7%	1.8%

The effective tax rate for the year ended December 31, 2024 remained materially consistent as compared to the year ended December 31, 2023. Please refer to Note M – Income Taxes of the accompanying notes to the consolidated financial statements for additional information.

Net Income (Loss) Attributable to Noncontrolling Interests
The net income (loss) attributable to noncontrolling interests for the year ended December 31, 2024 and 2023 was de minimis. Please refer to Note U – Joint Venture of the accompanying notes to the consolidated financial statements for additional information.

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

Adjusted EBITDA is defined as net income (loss) adjusted for interest expense, net, income tax expense (benefit), depreciation and amortization, impairment expense, transaction expenses, acquisition integration costs, acquisition earnout costs, purchase accounting fair value adjustment related to deferred revenue, severance costs, capital market and advisory fees, litigation-related expenses, write-off of long-lived assets, equity-based compensation, committed equity facility transaction costs, debt financing costs, gains on sale of joint ventures, and warrant liability change in fair value adjustments.

The table below presents a reconciliation of Adjusted EBITDA to net income (loss), computed in accordance with U.S. GAAP for the following periods:

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023
Net income (loss)	$(114,311)	$(27,264)
Interest expense, net	13,483	10,699
Income tax expense (benefit)	(2,020)	(486)
Depreciation and amortization	11,692	10,724
Transaction expenses (i)	9,129	13
Acquisition integration costs (i)	609	546
Purchase accounting fair value adjustment related to deferred revenue (ii)	—	15
Severance costs (iii)	867	313
Capital market and advisory fees (iv)	6,703	8,607
Litigation-related expenses (v)	11,011	1,235
Equity-based compensation (vi)	11,326	8,658
Committed equity facility transaction costs (vii)	—	259
Debt financing costs (viii)	—	17
Gain on sale of joint ventures, net of costs incurred (ix)	(1,255)	—
Warrant liability change in fair value adjustment (x)	51,960	2,011
Adjusted EBITDA	$(806)	$15,347
i.Redwire incurred acquisition costs including due diligence, integration costs and additional expenses related to pre-acquisition activity. Acquisition deal costs was reclassified as Transaction expenses to conform with current period presentation.

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
v.Redwire incurred expenses related to securities litigation, including a loss contingency, presented net of an anticipated insurance recovery, in the amount of $7.0 million recognized in 2024. Refer to Note N – Commitments and Contingencies of the accompanying notes to the consolidated financial statements for additional information.
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
ix.Redwire recognized a gain related to the sale of all its ownership in two joint ventures, presented net of transaction costs incurred, as further described in Note U – Joint Venture of the accompanying notes to the consolidated financial statements.
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
Book-to-Bill
Our book-to-bill ratio was as follows for the periods presented:

	Last Twelve Months
(in thousands, except ratio)	December 31, 2024	December 31, 2023
Contracts awarded	$229,789	$300,042
Revenues	304,101	243,800
Book-to-bill ratio	0.76	1.23
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

Our book-to-bill ratio was 0.76 for the LTM (“Last Twelve Months”) ended December 31, 2024, as compared to 1.23 for the LTM ended December 31, 2023. For the LTM ended December 31, 2024, contracts awarded includes $21.9 million of acquired contract value from the Hera Systems acquisition, which was completed in the third quarter of 2024. For the LTM ended December 31, 2023, none of the contracts awarded balance relates to acquired contract value.

Backlog
The following table presents our contracted backlog as of December 31, 2024 and December 31, 2023, and related activity for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

(in thousands)	December 31, 2024	December 31, 2023
Organic backlog, beginning balance	$372,790	$313,057
Organic additions during the period	207,704	300,042
Organic revenue recognized during the period	(297,699)	(243,800)
Foreign currency translation	(1,826)	3,491
Organic backlog, ending balance	280,969	372,790

Acquisition-related contract value, beginning balance	—	—
Acquisition-related contract value acquired during the period	21,940	—
Acquisition-related additions during the period	145	—
Acquisition-related revenue recognized during the period	(6,402)	—
Acquisition-related backlog, ending balance	15,683	—
Contracted backlog, ending balance	$296,652	$372,790

We view growth in backlog as a key measure of our business growth. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Our contracted backlog includes $16.7 million and $19.3 million in remaining contract value from T&M contracts as of December 31, 2024 and as of December 31, 2023, respectively.

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

Although contracted backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog. In addition, some of our multi-year contracts are subject to annual funding. Management expects all amounts reflected in contracted backlog to ultimately be fully funded. Contracted backlog from foreign operations in Luxembourg and Belgium was $70.5 million and $106.0 million as of December 31, 2024 and December 31, 2023, respectively. These amounts are subject to foreign exchange rate translations from euros to U.S. dollars that could cause the remaining backlog balance to fluctuate with the foreign exchange rate at the time of measurement.

Liquidity and Capital Resources
Our operations are primarily funded with cash flows provided by operating activities and access to existing credit facilities. As of December 31, 2024, we had $33.7 million in cash and cash equivalents and $15.0 million in available borrowings from our existing credit facilities. Additionally, we had $15.4 million in restricted cash which consists of a cash-collateralized standby letter of credit for a submitted proposal. Included in the restricted cash balance is $7.8 million of proceeds received from third-parties that is refundable except in certain limited circumstances.

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

Off-Balance Sheet Arrangements
From time to time, we are a party to certain off-balance sheet arrangements, such as standby letters of credit. Liabilities related to these arrangements are generally not reflected in our consolidated balance sheets. We do not expect any material impact on our cashflows, results of operations or financial condition to result from these off-balance sheet arrangements.

As of December 31, 2024, we had $15.4 million of standby letters of credit outstanding for a submitted proposal, which were secured by our restricted cash. Refer to Note B of the accompanying notes to the consolidated financial statements for additional information related to the Company’s restricted cash.

Contractual Obligations
The following table presents our contractual obligations as of December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter	Total
Adams Street Term Loan	$310	$29,902	$—	$—	$—	$—	$30,212
Adams Street Delayed Draw Term Loan	150	14,469	—	—	—	—	14,619
Adams Street Incremental Term Loan	320	30,948	—	—	—	—	31,268
Adams Street Revolving Credit Facility	—	50,000	—	—	—	—	50,000
D&O Financing Loan	486	—	—	—	—	—	486
Total long-term debt maturities	1,266	125,319	—	—	—	—	126,585
Future minimum operating lease payments	5,485	4,545	4,366	2,861	1,836	2,858	21,951
Future minimum finance lease payments	571	462	382	218	42	—	1,675
Total contractual obligations	$7,322	$130,326	$4,748	$3,079	$1,878	$2,858	$150,211

During the year ended December 31, 2023, the Company entered into an economic development agreement to serve as the anchor tenant at the Novaparke Innovation & Technology Campus in Floyd County, Indiana, the construction of which is anticipated to be completed during fiscal year 2025. In accordance with the agreement, the Company has entered into a lease for a 30,000 square foot property. As of December 31, 2024, the Company had entered into two facility leases, including Novaparke, which had not yet commenced but created significant future lease obligations in the amount of $3.8 million. The contracts were determined to be operating leases, whereby the Company is not required to make rent payments prior to the lease commencement dates while construction is completed on the underlying assets. Due to the nature of the work and the amount of the Company’s contribution to the construction period costs for the leases, the Company was determined not to be the owner of the assets under construction as the landlords have substantially all of the construction period risks.

Cash Flows
The table below summarizes certain information from the consolidated statements of cash flows for the following periods:

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023
Cash, cash equivalents and restricted cash at beginning of year	$30,278	$28,316
Operating activities:
Net income (loss)	(114,311)	(27,264)
Reconciling adjustments to net income (loss)	75,006	21,700
Changes in working capital	21,957	6,795
Net cash provided by (used in) operating activities	(17,348)	1,231
Net cash provided by (used in) investing activities	(7,199)	(8,327)
Net cash provided by (used in) financing activities	43,716	9,060
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(376)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,793	1,962
Cash, cash equivalents and restricted cash at end of period	$49,071	$30,278

Operating activities
Net cash used in operating activities was $17.3 million during the year ended December 31, 2024 compared to net cash provided by operating activities of $1.2 million, resulting in a $18.6 million increase in the use of cash year-over-year. The change was primarily due to an increase of $87.0 million in cash used related to the Company’s net loss for the year ended December 31, 2024 in comparison to 2023, partially offset by an increase in cash provided by working capital of $15.2 million and increase of $53.3 million in the effects of non-cash adjustments. The increase in cash provided by working capital is primarily related to an increase of $9.7 million and $4.4 million in other liabilities and accounts payable and accrued expenses, respectively, compared to a decrease of $1.0 million and $3.3 million in the same accounts for 2023, respectively. These working capital increases were partially offset by a decrease in contract assets of $7.1 million compared to a decrease of $5.4 million in contract assets for 2023. The increases in accounts payable and accrued expenses is primarily a result of timing of payments and invoice receipt and the increase in other liabilities is primarily related to the loss contingency recognized related to a litigation matter. Please refer to Note N – Commitments and Contingencies of the accompanying notes to the consolidated financial statements for additional information related to litigation matters. The changes in contract assets were primarily driven by the timing of billable milestones during the year ended December 31, 2024 compared to 2023. The increase in non-cash adjustments is primarily related to an increase in the fair value of the outstanding private warrants of $52.0 million during the year ended December 31, 2024 compared to 2023. Please refer to Note D – Fair Value of Financial Instruments of the accompanying notes to the consolidated financial statements for additional information related to the fair value of warrants.
Investing activities
Net cash used in investing activities decreased by $1.1 million for the year ended December 31, 2024, as compared to the same period in 2023. The change was due to net proceeds of $4.6 million received from the sale of the Company’s joint ventures, partially offset by an increase of $2.6 million in capital expenditures primarily related to licensed software for internal-use and $0.9 million cash used, net of cash acquired related to the Hera Systems acquisition.
Financing activities
Net cash provided by financing activities increased by $34.7 million during the year ended December 31, 2024, as compared to 2023. The change was primarily due to an increase in net proceeds received from debt of $37.1 million during the year ended December 31, 2024, compared to $10.0 million in 2023 and advances from third-parties of $7.8 million. The increase in proceeds received from debt was driven primarily by increased draws from the Adams Street Revolving Credit Facility during the year ended December 31, 2024, compared to 2023.

Foreign Currency Exposures
Our operations in Europe conduct transactions that are primarily denominated in euros, which limits our foreign currency exposure. However, changes in exchange rates will affect the Company’s consolidated financial statements as expressed in U.S. dollars.

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

Our goodwill and indefinite-lived intangible assets are allocated to and tested for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has five reporting units, Mission Solutions, Space Components, Engineering Services, Hera Systems and Redwire Europe, which were determined based on similar economic characteristics, financial metrics and product and servicing offerings. We may use both qualitative and quantitative approaches when testing goodwill and indefinite-lived intangible assets for impairment. In circumstances where a qualitative analysis indicates that the fair value of a reporting unit does not exceed its carrying value, a quantitative analysis is performed using an income approach.

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

During 2024 and 2023, the Company performed its annual impairment tests for each of our reporting units and concluded there were no indicators that the fair value was more likely than not below carrying value. Therefore, no quantitative assessment was performed and no goodwill impairment was recognized during 2024 and 2023, respectively.

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

During 2024 and 2023, the Company identified no triggering events and therefore, no impairment assessment was performed on its intangible and long-lived assets.
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Redwire Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas
March 11, 2025

REDWIRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash, cash equivalents and restricted cash	$49,071	$30,278
Accounts receivable, net	21,905	32,411
Contract assets	43,044	36,961
Inventory	2,239	1,516
Income tax receivable	666	636
Prepaid insurance	975	1,083
Prepaid expenses and other current assets	8,025	6,428
Total current assets	125,925	109,313
Property, plant and equipment, net of accumulated depreciation of $9,628 and $6,538, respectively	17,837	15,909
Right-of-use assets	15,277	13,181
Intangible assets, net of accumulated amortization of $25,920 and $18,509, respectively	61,788	62,985
Goodwill	71,161	65,757
Equity method investments	—	3,613
Deferred tax assets	72	—
Other non-current assets	557	511
Total assets	$292,617	$271,269

Liabilities, Convertible Preferred Stock and Equity (Deficit)
Current liabilities:
Accounts payable	$32,127	$18,573
Short-term debt, including current portion of long-term debt	1,266	1,378
Short-term operating lease liabilities	4,354	3,737
Short-term finance lease liabilities	473	439
Accrued expenses	24,192	32,902
Deferred revenue	67,201	52,645
Other current liabilities	19,730	2,362
Total current liabilities	149,343	112,036
Long-term debt, net	124,464	86,842
Long-term operating lease liabilities	13,444	12,302
Long-term finance lease liabilities	980	1,137
Warrant liabilities	55,285	3,325
Deferred tax liabilities	582	2,402
Other non-current liabilities	428	400
Total liabilities	$344,526	$218,444
Commitments and contingencies (Note N – Commitments and Contingencies)

REDWIRE CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands of U.S. dollars, except share data)

	December 31, 2024	December 31, 2023
Convertible preferred stock, $0.0001 par value, 125,292.00 shares authorized; 108,649.30 and 93,890.20 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively. Liquidation preference of $599,412 and $187,780 as of December 31, 2024 and December 31, 2023, respectively(1).	$136,805	$96,106

Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 99,874,708 shares authorized; none issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 67,002,370 and 65,546,174 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	7	7
Treasury stock, 728,739 and 353,470 shares, at cost, as of December 31, 2024 and December 31, 2023, respectively	(3,573)	(951)
Additional paid-in capital	161,619	188,323
Accumulated deficit	(348,106)	(233,791)
Accumulated other comprehensive income (loss)	1,339	2,903
Total shareholders’ equity (deficit)	(188,714)	(43,509)
Noncontrolling interests	—	228
Total equity (deficit)	(188,714)	(43,281)
Total liabilities, convertible preferred stock and equity (deficit)	$292,617	$271,269
(1) Please refer to Note O – Convertible Preferred Stock for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

REDWIRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars, except share and per share data)

	Year Ended
	December 31, 2024	December 31, 2023
Revenues	$304,101	$243,800
Cost of sales	259,646	185,831
Gross profit	44,455	57,969
Operating expenses:
Selling, general and administrative expenses	71,398	68,525
Transaction expenses	9,129	13
Research and development	6,128	4,979
Operating income (loss)	(42,200)	(15,548)
Interest expense, net	13,483	10,699
Other (income) expense, net	60,648	1,503
Income (loss) before income taxes	(116,331)	(27,750)
Income tax expense (benefit)	(2,020)	(486)
Net income (loss)	(114,311)	(27,264)
Net income (loss) attributable to noncontrolling interests	4	(1)
Net income (loss) attributable to Redwire Corporation	(114,315)	(27,263)
Less: dividends on Convertible Preferred Stock	41,052	20,021
Net income (loss) available to common shareholders	$(155,367)	$(47,284)

Net income (loss) per common share:
Basic and diluted	$(2.35)	$(0.73)
Weighted-average shares outstanding:
Basic and diluted	66,146,155	64,654,153

Comprehensive income (loss):
Net income (loss) attributable to Redwire Corporation	$(114,315)	$(27,263)
Foreign currency translation gain (loss), net of tax	(1,407)	830
Total other comprehensive income (loss), net of tax	(1,407)	830
Total comprehensive income (loss)	$(115,722)	$(26,433)

The accompanying notes are an integral part of the consolidated financial statements.

REDWIRE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(In thousands of U.S. dollars, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	64,280,631	$6	141,811	$(381)	$198,126	$(206,528)	$2,076	$(6,701)	$226	$(6,475)
Equity-based compensation expense	—	—	—	—	8,658	—	—	8,658	—	8,658
Common stock issued under the committed equity facility	497,392	—	—	—	1,280	—	—	1,280	—	1,280
Common stock issued for share-based awards	768,151	1	—	—	—	—	—	1	—	1
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	211,659	(570)		—	—	(570)	—	(570)
Convertible preferred stock paid-in-kind dividend	—	—	—	—	(19,741)	—	—	(19,741)	—	(19,741)
Foreign currency translation, net of tax	—	—	—	—	—	—	827	827	3	830
Net income (loss)	—	—	—	—	—	(27,263)	—	(27,263)	(1)	(27,264)
Balance as of December 31, 2023	65,546,174	$7	353,470	$(951)	$188,323	$(233,791)	$2,903	$(43,509)	$228	$(43,281)
Equity-based compensation expense	—	—	—	—	11,326	—	—	11,326	—	11,326
Common stock issued for share-based awards	1,456,196	—	—	—	2,669	—	—	2,669	—	2,669
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	375,269	(2,622)	—	—	—	(2,622)	—	(2,622)
Convertible preferred stock paid-in-kind dividend	—	—	—	—	(40,699)	—	—	(40,699)	—	(40,699)
Sale of joint ventures	—	—			—	—	(164)	(164)	(225)	(389)
Foreign currency translation, net of tax	—	—	—	—	—	—	(1,400)	(1,400)	(7)	(1,407)
Net loss	—	—	—	—	—	(114,315)	—	(114,315)	4	(114,311)
Balance as of December 31, 2024	67,002,370	$7	728,739	$(3,573)	$161,619	$(348,106)	$1,339	$(188,714)	$—	$(188,714)

The accompanying notes are an integral part of the consolidated financial statements.

REDWIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Year Ended
	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net income (loss)	$(114,311)	$(27,264)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	11,692	10,724
Amortization of debt issuance costs and discount	857	608
Equity-based compensation expense	11,326	8,658
(Gain) loss on sale of joint ventures	(1,303)	—
(Gain) loss on change in fair value of committed equity facility	—	255
(Gain) loss on change in fair value of warrants	51,960	2,011
Deferred provision (benefit) for income taxes	(1,803)	(925)
Income from equity method investments	—	(245)
Non-cash lease expense	227	327
Non-cash interest expense	—	525
Other	2,050	(238)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	14,670	(5,562)
(Increase) decrease in contract assets	(7,138)	(5,442)
(Increase) decrease in inventory	(734)	(44)
(Increase) decrease in prepaid insurance	108	1,157
(Increase) decrease in prepaid expenses and other assets	(1,901)	(928)
Increase (decrease) in accounts payable and accrued expenses	4,365	(3,280)
Increase (decrease) in deferred revenue	3,207	22,736
Increase (decrease) in operating lease liabilities	(342)	(325)
Increase (decrease) in other liabilities	9,722	(960)
Increase (decrease) in notes payable to sellers	—	(557)
Net cash provided by (used in) operating activities	(17,348)	1,231

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(881)	—
Net proceeds from sale of joint ventures	4,598	—
Purchases of property, plant and equipment	(6,399)	(5,620)
Purchase of intangible assets	(4,517)	(2,707)
Net cash provided by (used in) investing activities	(7,199)	(8,327)

Cash flows from financing activities:
Proceeds received from debt	45,971	36,696
Repayments of debt	(8,863)	(26,683)
Payment of debt issuance fees to third parties	(780)	(163)
Repayment of finance leases	(479)	(395)
Proceeds from third-party advances	7,820	—
Proceeds from issuance of common stock	2,669	1,241
Payment of committed equity facility transaction costs	—	(571)
Payments of issuance costs related to convertible preferred stock	—	(52)
Shares repurchased for settlement of employee tax withholdings on share-based awards	(2,622)	(570)
Payment of contingent earnout	—	(443)
Net cash provided by (used in) financing activities	43,716	9,060
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(376)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,793	1,962
Cash, cash equivalents and restricted cash at beginning of period	30,278	28,316
Cash, cash equivalents and restricted cash at end of period	$49,071	$30,278

The accompanying notes are an integral part of the consolidated financial statements.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note A – Description of the Business
Redwire Corporation (the “Company”) provides mission critical space solutions and high-reliability space infrastructure for the next generation space economy. The Company develops and provides core space infrastructure offerings for government and commercial customers through long-duration projects. These core offerings include technologies and production capability for avionics, sensors and payloads; power generation; structures and mechanisms; radio frequency (“RF”) systems; spacecraft platforms, payloads and missions; and microgravity payloads. The Company serves both U.S. and international customers with these core offerings that have civil space, national security and commercial applications.

Note B – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

The Company uses a fiscal year ending on December 31st of each year. The Company consolidates all entities that are controlled by ownership of a majority voting interest. Additionally, there are situations in which consolidation is required even though the usual condition of consolidation does not apply. Generally, this occurs when an entity holds an interest in another business entity that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity’s voting interests in, and its exposure to the economic risks and potential rewards of, the other business entity. This disproportionate relationship results in what is known as a variable interest, and the entity in which the Company has the variable interest is referred to as a Variable Interest Entity (“VIE”). An entity must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Please refer to Note U – Joint Venture for additional information.

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

Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has concluded that it operates in one operating segment and one reportable segment, space infrastructure, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Please refer to Note W – Segment Reporting for additional information.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets to the consolidated statements of cash flows for the following periods:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$33,712	$30,278
Restricted cash(1)	15,359	—
Total cash, cash equivalents and restricted cash	$49,071	$30,278
(1) Amount includes $7.8 million of proceeds received from third-parties that is refundable except in certain limited circumstances and is also included as other current liabilities on the consolidated balance sheets.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents supplemental cash flow information during the following periods:

	Year Ended
	December 31, 2024	December 31, 2023
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$12,159	$9,082
Income taxes	240	—

Non-cash investing and financing activities:
Convertible Preferred Stock dividends paid-in-kind	$40,699	$19,741
Capital expenditures not yet paid	2,069	1,321

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, accounts receivable and contract assets. The Company places its cash and cash equivalents with financial institutions of high-credit quality. At times, such amounts may exceed federally insured limits. Cash and cash equivalents on deposit or invested with financial and lending institutions was $33.7 million and $30.3 million, as of December 31, 2024 and December 31, 2023, respectively.

The Company provides credit to customers in the normal course of business. The carrying amount of current accounts receivable and contract assets are stated at cost, net of an allowance for credit losses. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be fully collected. The allowance is based on the assessment of the following factors: customer creditworthiness, historical payment experience, age of outstanding accounts receivable and any applicable collateral.

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

Property, Plant and Equipment
Property, plant and equipment are the long-lived, physical assets of the Company, acquired for use in the Company’s normal business operations and not intended for resale by the Company. These assets are recorded at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. The Company occasionally designs and builds its own machinery. The cost of these projects, including direct material and labor, and other indirect costs directly attributable to the construction, are capitalized as construction in progress. No provision for depreciation is made on construction in progress until the related assets are completed and placed in service.

Depreciation is based on the estimated useful lives of the assets using the straight-line method and is included in selling, general and administrative expenses or cost of sales based upon the asset; depreciation and amortization expense includes the amortization of assets under finance leases.

Expected useful lives for property, plant and equipment are reviewed at least annually. Estimated useful lives are as follows:

Estimated useful life in years
Computer equipment	3
Furniture and fixtures	7
Laboratory equipment	3-10
Vehicles	5-7
Leasehold improvements	shorter of 5 or lease term
Assets subject to finance lease	lease term

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
During 2024 and 2023, the Company identified no triggering events and therefore, no quantitative impairment assessment was performed on its long-lived assets.

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

During 2024 and 2023, the Company identified no triggering events and therefore, no quantitative impairment assessment was performed on its right-of-use assets.

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

Goodwill is the amount by which the purchase price exceeded the fair value of the net identifiable assets acquired and liabilities assumed in a business combination on the date of acquisition. The Company’s goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit. The Company has five reporting units, Mission Solutions, Space Components, Engineering Services, Hera Systems and Redwire Europe, which were determined based on similar economic characteristics, financial metrics and product and servicing offerings.

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

During 2024 and 2023, the Company performed its annual impairment tests and concluded there were no indicators that the fair value of any reporting unit was more likely than not below carrying value. Therefore, no quantitative assessment was performed and no goodwill impairment was recognized during 2024 and 2023, respectively.

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

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Please refer to Note U – Joint Venture for additional information.

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

	Year Ended
	December 31, 2024	December 31, 2023
Advertising costs	$1,976	$1,199

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

Equity-based Compensation
The Company’s equity-based compensation plans are classified as equity plans and compensation expense is generally recognized over the vesting period of stock awards. The Company issues stock awards in the form of incentive units, non-qualified stock options, time-based restricted stock units, performance-based restricted stock units and eligibility to participate in the Employee Stock Purchase Plan (the “ESPP”). The fair value of incentive units and stock options are calculated on the grant date using the Black-Scholes Option Pricing Model (“OPM”). Given the absence of adequate historical data, the Company uses the simplified method to estimate the term of stock options granted to employees. The fair value of the time-based restricted stock units are calculated based on the closing market price of the Company’s common stock on the grant date. The fair value of the performance-based restricted stock units are valued using a Monte Carlo simulation model on the grant date.

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

The ESPP authorizes the grant of rights to employee participants to purchase the Company’s common stock through payroll deductions, up to 15% of their eligible compensation. The plan is a compensatory plan as it allows participants to purchase stock equal to 85% of the fair market value of the Company’s common stock at the beginning or end of each offering period, whichever is less (the “Discounted Value”). The ESPP is accounted for as an equity classified award. The Company recognizes the fair value of the ESPP award at the start of the offering period as compensation expense on a straight-line method over the offering period. The fair value of the ESPP award is comprised of the value of Discounted Value and the value associated with the variability in the Company’s common stock price during the offering period, which is estimated using the Black-Scholes model.

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

Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually and require a public entity that has a single reportable segment to provide all the disclosures required by the amendments in the ASU and existing requirements under Topic 280. Additionally, it requires a public entity to disclose the title and position of the CODM. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The Company adopted ASU 2023-07 effective December 31, 2024, using a retrospective transition method. Adoption of this guidance enhanced the footnote disclosures with no impact on the Company’s results of operations, cash flows and financial condition.

Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. Additionally, the amendment requires a qualitative description of the amounts remaining in the relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. For public business entities, the new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adoption, which is expected to have an impact on disclosures only with no impact on the Company’s results of operations, cash flows and financial condition.

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

Note C – Business Combinations
On August 30, 2024, the Company acquired 100% of the equity interests of Hera Systems, Inc. (“Hera”), a spacecraft developer focused on specialized missions for national security space customers. Hera’s primary operations include developing high-performance spacecraft to support the evolving requirements for national security missions operating in contested space. Hera's advanced platform incorporates cyber-secure communications, resilient power systems, highly accurate pointing, extensive maneuverability and massive on-board computing power supporting mission- and payload-specific machine learning. This acquisition is not material individually to the Company’s financial position as of December 31, 2024, or the results of operations for the year ended December 31, 2024. Therefore, the pro forma operating results and other disclosures for the Hera acquisition are not presented.

The Company incurred $1.1 million of costs during the year ended December 31, 2024 and incurred nominal costs during the same periods in 2023, respectively, related to completed acquisitions as of the respective periods. These expenses are included in transaction expenses on the consolidated statements of operations and comprehensive income (loss).

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

Committed Equity Facility
On April 14, 2022, the Company entered into a common stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, LLC (“B. Riley”). Pursuant to the Purchase Agreement, the Company had the right, but not the obligation, to direct B. Riley to purchase a specified amount of shares (each, a “Purchase”) over the 24-month period from Commencement (as defined in the Purchase Agreement), which ended on April 14, 2024.

The Company controlled the timing and amount of any sales to B. Riley, which depend on a variety of factors including, among other things, market conditions, the trading price of the Company’s common stock, and determinations by the Company as to appropriate sources of funding for its business and operations. However, B. Riley’s obligation to purchase shares was subject to certain conditions. In all instances, the Company could not sell shares of its common stock under the Purchase Agreement if it would result in B. Riley beneficially owning more than 4.99% of its common stock at any one point in time.

At inception, the Company evaluated the Purchase Agreement with B. Riley and determined that the committed equity facility was not indexed to the Company’s own common stock and, therefore, measures the derivative asset at fair value based on the consideration transferred to B. Riley in exchange for its irrevocable commitment to purchase up to $80.0 million in shares of the Company’s common stock. Subsequent changes in the fair value of the derivative asset are dependent upon, among other things, changes in the closing share price of the Company’s common stock, the quantity and purchase price of shares purchased by B. Riley during the reporting period, the unused capacity under the committed equity facility as of the balance sheet date and the cost of raising other forms of capital. As certain inputs are not observable in the market, the derivative asset is classified as a Level 3 instrument within the fair value hierarchy. The Company adjusts the previous fair value estimate of the committed equity facility at each reporting period based on changes in the weighted average purchase price of shares purchased by B. Riley during the period, the unused capacity available under the committed equity facility, expected stock price volatility and other macroeconomic factors which impact the cost of raising comparable forms of capital. As disclosed above, on April 14, 2024, the Purchase Agreement with B. Riley expired in accordance with its terms and was not extended. As a result, the Company no longer recognized a derivative asset related to the committed equity facility after April 14, 2024.

Pursuant to the Purchase Agreement, the purchase price for each share of common stock is equal to 97% of the volume weighted average price (“VWAP”) on the applicable purchase date, which results in a 3% fee on the purchase of the Company’s common stock. The Company did not sell shares to B. Riley during the year ended December 31, 2024 and sold 497,392 shares to B. Riley during the year ended December 31, 2023 for net proceeds of $1.2 million.

Private Warrants
In September 2021, the Company issued 7,732,168 private warrants in a transaction exempt from registration under securities regulations. The warrants, which are not listed for trading on a stock exchange, entitle the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will expire on September 2, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The private warrants were established as a liability at issuance. Classification of the private warrants as liability instruments was based on an analysis of the guidance in accordance with U.S. GAAP and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” The Company considered whether the private warrants display the three characteristics of a derivative, and concluded the private warrants meet the definition of a derivative. However, the private warrants fail to meet the equity scope exception and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. The changes in fair value of the private warrant liability were an increase of $52.0 million and $2.0 million for the year ended December 31, 2024 and 2023, respectively. These changes in fair value are recognized as other (income) expense, net in the consolidated statements of operations and comprehensive income (loss).

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The private warrants were valued using a modified Black-Scholes OPM. As certain inputs are not observable in the market, the private warrants are classified as Level 3 instruments within the fair value hierarchy. The table below presents the fair value per warrant and the valuation assumptions under the Black-Scholes OPM:

	December 31, 2024	December 31, 2023
Fair value per share	$7.15	$0.43
Warrants outstanding	7,732,168	7,732,168
Exercise price	$11.50	$11.50
Common stock price	$16.46	$2.85
Expected option term	1.67 years	2.67 years
Expected volatility	52.70%	74.20%
Risk-free rate of return	4.18%	4.00%
Expected annual dividend yield	—%	—%

The table below presents the Company’s financial instruments measured at fair value on a recurring basis:

		December 31, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$55,285	$55,285
Total liabilities		$—	$—	$55,285	$55,285

		December 31, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Committed equity facility	Prepaid expenses and other current assets	$—	$—	$—	$—
Total assets		$—	$—	$—	$—

Liabilities:
Private warrants	Warrant liabilities	$—	$—	$3,325	$3,325
Total liabilities		$—	$—	$3,325	$3,325
There were no changes in the fair value of Level 3 financial assets during the year ended December 31, 2024. Changes in the fair value of Level 3 financial assets and liabilities were as follows:

Assets:	Committed Equity Facility	Total Level 3
December 31, 2022	$216	$216
Additions	—	—
Changes in fair value	(216)	(216)
Settlements	—	—
December 31, 2023	$—	$—

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Liabilities:	Contingent Consideration	Private Warrants	Total Level 3
December 31, 2022	$1,000	$1,314	$2,314
Additions	—	—	—
Changes in fair value	—	2,011	2,011
Settlements	(1,000)	—	(1,000)
December 31, 2023	$—	$3,325	$3,325
Additions	—	—	—
Changes in fair value	—	51,960	51,960
Settlements	—	—	—
December 31, 2024	$—	$55,285	$55,285

Note E – Accounts Receivable, net
The accounts receivable, net balance was as follows:

	December 31, 2024	December 31, 2023
Billed receivables	$18,450	$28,926
Unbilled receivables	3,455	3,485
Total accounts receivable, net	$21,905	$32,411

Accounts receivable are recorded for amounts to which the Company is entitled and has invoiced to the customer. Unbilled receivables, presented in the table above, consist of unbilled amounts under time-and-material (“T&M”) contracts where billing and payment is subject solely to the passage of time.

Substantially all accounts receivable as of December 31, 2024 are expected to be collected in 2025. The Company does not believe there is a significant exposure to credit risk as the majority of the Company’s accounts receivable are due from U.S. and foreign governments or large prime contractors of such government entities. As a result, the allowance for credit losses was not material as of December 31, 2024 and 2023, respectively.

Note F – Inventory
The inventory balance was as follows:

	December 31, 2024	December 31, 2023
Raw materials	$1,812	$1,452
Work in process	427	64
Inventory	$2,239	$1,516

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note G – Property, Plant and Equipment, net
Property, plant and equipment, net were as follows:

	December 31, 2024			December 31, 2023
	United States	Europe	Total	United States	Europe	Total
Computer equipment	$2,690	$695	$3,385	$1,755	$559	$2,314
Furniture and fixtures	1,409	36	1,445	1,181	39	1,220
Laboratory equipment	6,879	728	7,607	5,086	594	5,680
Leasehold improvements	2,576	4,410	6,986	2,764	4,683	7,447
Vehicles	81	—	81	—	—	—
Finance lease ROU assets	—	2,313	2,313	—	2,004	2,004
Construction in process	5,648	—	5,648	3,782	—	3,782
Property, plant and equipment, gross	19,283	8,182	27,465	14,568	7,879	22,447
Less: accumulated depreciation	(6,147)	(3,481)	(9,628)	(4,631)	(1,907)	(6,538)
Total property, plant and equipment, net	$13,136	$4,701	$17,837	$9,937	$5,972	$15,909

There was no impairment recognized related to property, plant and equipment during the year ended December 31, 2024 and 2023, respectively.

The table below presents the depreciation expense related to property, plant and equipment for the following periods:

	Year Ended
	December 31, 2024	December 31, 2023
Depreciation expense	$4,067	$3,512

Note H – Intangible Assets, net
The intangible assets gross carrying amount and accumulated amortization were as follows:

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$39,606	$(8,403)	$31,203	21
Technology	33,379	(12,351)	21,028	15
Trademarks	3,172	(2,050)	1,122	9
Internal-use software licenses	8,760	(3,116)	5,644	6
In-process internal-use software	2,491	—	2,491
Indefinite-lived intangible assets:
Cosmos Tradename	300	—	300
Total intangible assets	$87,708	$(25,920)	$61,788

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

	December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$39,824	$(6,181)	$33,643	21
Technology	32,861	(8,833)	24,028	15
Trademarks	3,172	(1,684)	1,488	9
Internal-use software licenses	3,256	(1,811)	1,445	4
In-process internal-use software	2,081	—	2,081
Indefinite-lived intangible assets:
Cosmos Tradename	300	—	300
Total intangible assets	$81,494	$(18,509)	$62,985

There was no impairment recognized related to intangible assets during the year ended December 31, 2024 and 2023, respectively.

The table below presents the amortization expense related to intangible assets for the following periods:

	Year Ended
	December 31, 2024	December 31, 2023
Amortization expense	$7,625	$7,212

The table below presents the future amortization expense on intangible assets as of December 31, 2024:

Year	Total
2025	$7,108
2026	6,473
2027	6,077
2028	5,597
2029	5,238
Thereafter	28,504
Total future amortization expense on intangible assets	$58,997

Note I – Goodwill

The changes in the carrying amount of goodwill were as follows:

	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance of goodwill as of December 31, 2022	$114,534	$(49,916)	$64,618
Measurement period adjustment - Space NV	545	—	545
Change arising from impact of foreign currency	808	(214)	594
Balance of goodwill as of December 31, 2023	$115,887	$(50,130)	$65,757
Goodwill arising from acquisitions	6,629	—	6,629
Change arising from impact of foreign currency	(1,438)	213	(1,225)
Balance of goodwill as of December 31, 2024	$121,078	$(49,917)	$71,161

There was no impairment recognized related to goodwill during the year ended December 31, 2024 and 2023, respectively.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note J – Debt
The table below presents details of the Company’s debt as of the following periods and the effective interest rate as of December 31, 2024:

	Effective interest rate	December 31, 2024	December 31, 2023
Adams Street Term Loan	11.46%	$30,212	$30,522
Adams Street Delayed Draw Term Loan	11.46	14,619	14,769
Adams Street Incremental Term Loan	11.29	31,268	31,588
Adams Street Revolving Credit Facility	13.53	50,000	12,000
D&O Financing Loans	2.21	486	598
Total debt		126,585	89,477
Less: unamortized discounts and issuance costs		855	1,257
Total debt, net		125,730	88,220
Less: Short-term debt, including current portion of long-term debt		1,266	1,378
Total long-term debt, net		$124,464	$86,842
Adams Street Credit Agreement
On October 28, 2020, the Company entered into a credit agreement with Adams Street Capital (the “Adams Street Credit Agreement”), the terms of which were subsequently modified by various amendments through December 31, 2024. As amended, the Adams Street Credit Agreement includes (i) a $31.0 million term loan commitment, (ii) a $15.0 million delayed draw term loan, (iii) a $32.0 million incremental term loan, and (iv) a $65.0 million revolving credit facility commitment, all of which mature on October 28, 2026. During the year ended December 31, 2024, the Company borrowed $45.0 million and repaid $7.0 million, respectively, on the revolving credit facility. As of December 31, 2024, the Company had $15.0 million of remaining capacity under the Company’s revolving credit facility.

As of December 31, 2024, the outstanding principal on the Adams Street Credit Agreement incurs cash interest in accordance with the prime rate plus the applicable rates as set forth in the table below:

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

As amended in August 2022, the outstanding principal on the term loans and revolving loans under the Adams Street Credit Agreement incurs additional interest to be paid-in-kind (“PIK”) of 2.00% per annum, which is accrued and added to the outstanding principal balance until the Company is in compliance with the consolidated total net leverage ratio. The requirement to comply with the consolidated total net leverage ratio was suspended through September 30, 2023, and such compliance resumed with the fiscal quarter ending December 31, 2023. In addition, the Company was required to maintain a minimum liquidity covenant of $5.0 million measured on the last day of each fiscal month commencing with the month ending September 30, 2022 through September 30, 2023. During the second quarter of 2023, in accordance with the provisions of the Adams Street Credit Agreement, as amended, the Company met certain requirements to end the incremental 2.00% per annum PIK interest, effective May 1, 2023. The previously suspended requirement to comply with the consolidated total net leverage ratio, as discussed above, is no longer in effect and the Company is required to comply with the consolidated total net leverage ratio as of December 31, 2024.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

There was no accrued PIK interest on the Adams Street Credit Agreement recorded during the year ended December 31, 2024 and $0.5 million during the year ended December 31, 2023.

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

As of December 31, 2024 and December 31, 2023, the Company was in compliance with its covenant requirements, as amended.

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

The maturities of the Company’s long-term debt outstanding as of December 31, 2024 are as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
Adams Street Term Loan	$310	$29,902	$—	$—	$—	$—	$30,212
Adams Street Delayed Draw Term Loan	150	14,469	—	—	—	—	14,619
Adams Street Incremental Term Loan	320	30,948	—	—	—	—	31,268
Adams Street Revolving Credit Facility	—	50,000	—	—	—	—	50,000
D&O Financing Loan	486	—	—	—	—	—	486
Total long-term debt maturities	$1,266	$125,319	$—	$—	$—	$—	$126,585

The table below presents the interest expense on debt, including the amortization of discounts and issuance costs for the following periods:

	Year Ended
	December 31, 2024	December 31, 2023
Interest expense on debt	$13,484	$10,702

Note K – Leases
The Company has entered into and acquired long-term leasing arrangements for the right to use various classes of underlying assets, including facilities, vehicles and office equipment. Certain facility leases contain predetermined fixed escalation of minimum rents at stated rates ranging from 2.00% to 25.00% per annum and three leases with annual escalations based on certain price indices. In

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

addition, certain facility leases include renewal options that could extend the lease term for up to an additional fifteen years. The office equipment lease contains a renewal option that could extend the lease to consecutive 60-day terms and a purchase option.

Total Lease Costs
The following table summarizes total lease costs for the period:

	Year Ended
	December 31, 2024	December 31, 2023
Finance lease cost:
Amortization of ROU assets	$518	$434
Interest on lease liabilities	122	98
Operating lease costs	4,637	4,251
Variable lease costs	48	29
Short-term lease costs	475	230
Total lease costs	$5,800	$5,042
Total lease costs are included in selling, general and administrative expenses and cost of sales on the consolidated statements of operations and comprehensive income (loss).

There was no impairment recognized related to ROU assets during the year ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had two facility leases that had not yet commenced but require significant future lease obligations in the amount of $3.8 million. The contracts were determined to be operating leases, whereby the Company is not required to make rent payments prior to the lease commencement date while construction is completed on the underlying asset. Due to the nature of the work and the amount of the Company’s contribution to the construction period costs for each lease, the Company was determined not to be the owner of the assets under construction as the landlords have substantially all of the construction period risks.

Supplemental Balance Sheet Information
The following table presents supplemental balance sheet information related to the Company’s operating and finance leases:

	December 31, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Right-of-use assets, net reflected in the following balance sheet line items:
Property, plant and equipment, net	$—	$1,392	$—	$1,551
Right-of-use assets	15,277	—	13,181	—
Total right-of-use assets	$15,277	$1,392	$13,181	$1,551

Current lease balance reflected in the following balance sheet line items:
Short-term operating lease liabilities	$4,354	$—	$3,737	$—
Short-term finance lease liabilities	—	473	—	439

Non-current lease balance reflected in the following balance sheet line items:
Long-term operating lease liabilities	13,444	—	12,302	—
Long-term finance lease liabilities	—	980	—	1,137
Total lease liabilities	$17,798	$1,453	$16,039	$1,576

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Other Supplemental Information
The following table presents other supplemental information related to the Company’s leases:

	Year Ended
	December 31, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$2,460	$601	$4,273	$492
Right-of-use assets obtained in exchange for new lease liabilities	5,813	457	3,418	1,167

Weighted average remaining lease term (in years)	4.0	3.3	4.4	3.8
Weighted average discount rate	7.8%	8.1%	6.3%	8.4%

Future Lease Obligations
As of December 31, 2024, the future annual minimum lease payments for lease liabilities are as follows:

Year	Operating Leases	Finance Leases
2025	$5,485	$571
2026	4,545	462
2027	4,366	382
2028	2,861	218
2029	1,836	42
Thereafter	2,858	—
Total lease payments	21,951	1,675
Less: imputed interest	4,153	222
Present value of lease liabilities	$17,798	$1,453

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

As of December 31, 2024 and 2023, there were 8,188,811, respectively, public warrants issued and outstanding.

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

As of December 31, 2024 and 2023, there were 7,732,168, respectively, private warrants issued and outstanding.

Refer to Note D – Fair Value of Financial Instruments for information on the Level 3 inputs used to value the private warrants.
Note M – Income Taxes
The table below presents the current and deferred components of income tax expense (benefit) for the following periods:

	Year Ended
	December 31, 2024	December 31, 2023
Current:
Federal	$—	$—
State	67	(73)
Foreign	(284)	512
Total current income tax expense (benefit)	(217)	439

Deferred:
Federal	(122)	48
State	271	62
Foreign	(1,952)	(1,035)
Total deferred income tax expense (benefit)	(1,803)	(925)

Total income tax expense (benefit)	$(2,020)	$(486)

A reconciliation of the U.S. federal statutory income tax expense to actual income tax expense is as follows:

	Year Ended
	December 31, 2024	December 31, 2023
Income (loss) before income taxes	$(116,331)	$(27,750)
Federal statutory income tax rate	21.0%	21.0%
Expected federal provision (benefit) for income taxes at the federal statutory income tax rate	(24,430)	(5,828)
State income tax (benefit), net of federal tax benefit	(3,159)	(1,190)
Change in fair value of warrants	10,912	422
Permanent differences	314	136
Tax (benefits) / non-deductible expenses related to equity-based compensation	(636)	984
Acquisition costs	219	—
Change in valuation allowance	16,153	4,808
Other	(1,393)	182
Total income tax expense (benefit)	$(2,020)	$(486)

Effective tax rate	1.7%	1.8%
The effective tax rate for 2024 differs from the U.S. federal income tax rate of 21.0% primarily due to the revaluation of the warrants and the valuation allowance. The effective tax rate for 2023 differs from the U.S. federal income tax rate of 21.0% primarily due to equity-based compensation, state income tax expense and the valuation allowance.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the components of deferred tax assets, net and deferred tax liabilities:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Accrued expenses and reserves	$456	$1,992
Capitalized research and development expenses	4,528	2,241
Tax credit carryforwards	243	240
Deferred revenue	1,367	1,217
Net operating loss carryforwards	38,676	20,371
Interest disallowance	10,007	6,640
Equity-based compensation	2,643	1,580
Lease liability	4,956	4,454
Other assets	62	54
Total deferred tax assets	62,938	38,789
Less: valuation allowance	(45,324)	(23,821)
Deferred tax assets, net of valuation allowance	17,614	14,968

Deferred tax liabilities:
Right-of-use asset	$(4,291)	$(3,725)
Depreciation and amortization	(13,616)	(13,523)
Other	(217)	(122)
Deferred tax liabilities	(18,124)	(17,370)
Total net deferred tax assets (liabilities)	$(510)	$(2,402)
The Company considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized in assessing the realizability of deferred tax assets. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (“NOL”) and tax credit carryforwards are available. The Company recorded a valuation allowance against substantially all of the domestic net deferred tax assets as of December 31, 2024 and 2023, respectively. The Company intends to continue to maintain the valuation allowance until there is sufficient evidence to support the reversal of all or some portion of these valuation allowances.

The table below presents the change in valuation allowance for the following periods:

Valuation allowance as of December 31, 2022	$(19,013)
Income tax expense	(4,808)
Valuation allowance as of December 31, 2023	$(23,821)
Acquired deferred tax assets	(5,350)
Income tax expense	(16,153)
Valuation allowance as of December 31, 2024	$(45,324)

As of December 31, 2024, the Company had $130.6 million of net operating losses resulting in U.S. federal, state (net), and foreign deferred tax assets of $27.4 million, $7.2 million, and $4.0 million, respectively. The $130.6 million in U.S. federal net operating loss carryforwards may be carried forward indefinitely to reduce future taxable income for U.S. federal tax purposes, while certain state and foreign net operating loss carryforwards will begin to expire in 2039.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents changes in reserves for unrecognized income tax benefits for the following periods:

	Year Ended
	December 31, 2024	December 31, 2023
Unrecognized tax benefits, beginning of period	$1,380	$1,380
Increase (decrease) for tax positions taken related to a prior period	—	—
Unrecognized tax benefits, end of period	$1,380	$1,380

During the year ended December 31, 2024 and 2023, the Company did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. As of December 31, 2024, the Company’s estimated gross unrecognized tax benefits were $1.4 million, of which $1.3 million, if recognized, would favorably impact the Company’s future earnings. The Company believes there will be no material changes to unrecognized tax benefits within the next twelve months. Due to uncertainties in any tax audit outcome, estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ from the estimates. During December 31, 2024 and 2023, the Company did not recognize any interest and penalties in the consolidated statements of operations and comprehensive income (loss).

The Company and its subsidiaries file income tax returns in various U.S. and foreign jurisdictions. As of December 31, 2024, the Company is subject to examination by the IRS for tax years beginning in 2021. The Company is open to state income tax examinations until the applicable statute of limitations expires, generally four years after tax return filing; however, the ability for the taxing authority to adjust tax attribute carryforwards will continue until the applicable statute of limitations expires after tax attribute utilization or expiration.

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
Legal Proceedings
The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against it and intends to defend itself vigorously. Excluding pending matters disclosed below, the outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s consolidated financial statements. The Company has established reserves for matters for which the Company believes that losses are probable and can be reasonably estimated. For matters, including certain of those described herein, where the Company has not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. These matters are subject to many uncertainties and the outcome of the individual claims is not predictable with certainty. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed herein, could be decided unfavorably to the Company or any of its subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to the accompanying consolidated financial position, results of operations or cash flows in any particular reporting period. The Company recognizes legal expenses when incurred, unless otherwise disclosed below, as selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss).

On December 17, 2021, the Company, our Chairman and Chief Executive Officer, Peter Cannito, and then current, but now former Chief Financial Officer, William Read, were named as defendants in a putative class action complaint filed in the United States District Court for the Middle District of Florida. That litigation is captioned Lemen v. Redwire Corp. et al., Case No. 3:21-cv-01254-TJC-PDB (M.D. Fla.). On March 7, 2022, the Court appointed a lead plaintiff. On June 17, 2022, the lead plaintiff filed an amended complaint. In the amended complaint, the lead plaintiff alleges that the Company and certain of its directors and officers made misleading statements and/or failed to disclose material facts about the Company’s business, operations, and prospects, allegedly in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act. As relief, the plaintiffs are seeking, among other things, compensatory damages. On August 16, 2022, the defendants moved to dismiss the complaint in its entirety, and such motion was denied by the Court on March 22, 2023. On November 15, 2024, the Company and plaintiffs filed a joint motion for a stipulated order to settle this litigation pursuant to a settlement agreement entered into among the parties. Under the terms of the agreement, Redwire will pay $8.0 million to settle claims brought on behalf of purchasers of Redwire’s publicly traded

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

shares from March 25, 2021, through March 31, 2022. Redwire has also agreed to certification of a settlement class to facilitate resolution of claims. The Company has consistently denied the accusations and entered into this proposed settlement, which is not an admission or concession of liability, to avoid the costs and risks inherent in continued litigation. The settlement would resolve all claims against Redwire Corporation and other defendants in this matter. The settlement has received preliminary approval from the court but remains subject to final court approval. The Company has recognized a loss contingency of $8.0 million and a $1.0 million anticipated insurance recovery as of December 31, 2024, which is its best estimate of probable loss and recovery based on the current circumstances. The loss contingency and anticipated recovery is included as other current liabilities and prepaid and other current assets in the consolidated balance sheets, respectively, and other (income) expense, net in the consolidated statements of operations and comprehensive income (loss).

On May 25, 2022, a plaintiff commenced derivative litigation in the United States District Court for the District of Delaware on behalf of the Company against Peter Cannito, Les Daniels, Reggie Brothers, Joanne Isham, Kirk Konert, Jonathan Baliff, and John S. Bolton. That litigation is captioned Yingling v. Cannito, et al., Case No. 1:22-cv-00684-MN (D. Del.). The complaint’s allegations are similar to those of the class action lawsuit filed in December 2021, namely, that statements about Redwire’s business and operations were misleading due to alleged material weaknesses in the Company’s financial reporting internal controls. The plaintiff alleges the defendants violated Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act, breached their fiduciary duty by allowing misleading disclosures to be made, and caused the Company to overpay compensation and bonuses tied to the Company’s financial performance. As relief, the plaintiffs are seeking, among other things, compensatory and punitive damages. This litigation had previously been stayed pending resolution of the class action lawsuit filed on December 17, 2021. Since that matter is now before the court for approval of a settlement agreement, the stay in the Yingling matter has automatically lifted. The defendants believe the allegations are without merit and intend to defend the lawsuit vigorously. The matter is currently in the early stages of discovery and the Company is currently unable to predict the likely outcome of the proceedings or estimate the range of reasonably possible losses, which may be material. However, the amount of any reasonable possible loss or range of loss is expected to be recoverable through the Company’s D&O insurance policy.
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

Commitments
During the year-ended December 31, 2023, the Company entered into an economic development agreement to serve as the anchor tenant at the new Novaparke Innovation & Technology Campus in Floyd County, Indiana, the construction of which is anticipated to be completed during fiscal year 2025. In accordance with the agreement, the Company has committed to enter into a lease for a 30,000 square foot property. As of December 31, 2024, the Company had entered into the associated lease. Refer to Note K – Leases for additional information.
Letters of Credit
The Company has entered into letters of credit issued on our behalf by financial institutions secured by restricted cash. Letters of credit generally are available for draw down in the event we do not fulfill our contractual obligations. The Company had outstanding letters of credit of $15.4 million as of December 31, 2024. The Company had no outstanding letters of credit as of December 31, 2023.

Note O – Convertible Preferred Stock
The table below presents activity of the Company’s Series A Convertible Preferred Stock:

	Shares	Amount
Balance as of December 31, 2023	93,890.20	$96,106
Dividends paid-in-kind	14,759.10	40,699
Balance as of December 31, 2024	108,649.30	$136,805

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

On May 1, 2024 and November 1, 2024, in accordance with the Convertible Preferred Stock Certificate of Designation, the Company issued 7,022.45 and 7,736.65 shares, respectively, of Series A Convertible Preferred Stock to holders of record as of April 15, 2024 and October 15, 2024, respectively, as a dividend paid-in-kind (“PIK”) on the Convertible Preferred Stock. As the Company has the option of paying dividends on the Convertible Preferred Stock in either cash or in kind, the PIK dividend is recorded at fair value as of the respective declaration date. The fair value of the PIK dividend as of April 15, 2024 and October 15, 2024 was $12.6 million and $28.1 million, respectively, which was recorded against additional paid-in-capital since the Company has an accumulated loss. The fair value of the May 2024 and November 2024 PIK dividends was calculated using the accrued value per share after a remaining term of 2.5 years and 2.0 years, respectively, on an as-converted basis, or $1,793 per share and $3,633 per share, respectively.

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

As of December 31, 2024, the 108,649.30 outstanding shares of Convertible Preferred Stock were convertible into approximately 36,416,297 shares of the Company’s common stock. The holders of Convertible Preferred Stock are entitled to vote with the holders of common stock, on an as-converted basis. In addition, holders of Convertible Preferred Stock have the right, at their option and at any time, to convert their shares into shares of common stock. Each share of Convertible Preferred Stock will mandatorily convert upon achieving thresholds related to the Company’s market capitalization and profitability metrics and the Company is required to make an offer to repurchase the outstanding Convertible Preferred Stock upon a fundamental change.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Dividends on the Convertible Preferred Stock can be paid in either cash or in kind in the form of additional shares of Convertible Preferred Stock (such payment in kind, “PIK”), at the option of the Company, subject to certain exceptions. If paid in cash, such dividends will be paid at a rate of 13% per annum, subject to certain adjustments and exceptions or, if the Company issues PIK dividends, at a rate of 15% per annum, subject to certain adjustments and exceptions. Each holder of Convertible Preferred Stock has been given certain registration rights pursuant to the Registration Rights Agreement, dated October 28, 2022. As of December 31, 2024, the accumulated but not declared or paid dividends on the Convertible Preferred Stock were $2.4 million.

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

Liquidation Preference
The Convertible Preferred Stock ranks senior to the Company’s common stock. In the event of any liquidation or winding up of the Company, the holders of the Convertible Preferred Stock shall be entitled to receive in preference to the holders of the Company’s common stock the greater of (a) the greater of (i) two times the Initial Value, defined as $1,000 per share and (ii) the Initial Value plus accrued and unpaid dividends, whether or not declared, and (b) the amount that would have been received based on the if-converted Accrued Value, defined as Initial Value plus accrued and unpaid dividends, whether or not declared. As of December 31, 2024, and December 31, 2023, the liquidation preference of the Convertible Preferred Stock was $599.4 million and $187.8 million, respectively.

Note P – Shareholders’ Equity
On September 2, 2021, the Company approved the authorization to issue up to 500,000,000 shares of common stock at a $0.0001 par value per share and 100,000,000 shares of preferred stock at a $0.0001 par value per share.

Committed Equity Facility with B. Riley Principal Capital, LLC
On April 14, 2022, the Company entered into the Purchase Agreement and a Registration Rights Agreement with B. Riley. Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to direct B. Riley to purchase a specified amount of shares (each, a “Purchase”) over a 24-month period from Commencement (as defined in the Purchase Agreement), which ended on April 14, 2024. Refer to Note D – Fair Value of Financial Instruments for more information.

Common Stock
The Company had 67,002,370 and 65,546,174 shares of common stock outstanding as of December 31, 2024 and 2023, respectively.

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

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Preferred Stock
The Company had no shares of preferred stock outstanding as of December 31, 2024 and 2023, respectively.
The Company’s Board may, without further action by the Company’s shareholders, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the designations, powers, preferences, privileges and relative participating, optional or special rights as well as the qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the Company’s common stock. Satisfaction of any dividend preferences of outstanding shares of the Company’s preferred stock would reduce the amount of funds available for the payment of dividends on shares of the Company’s common stock. Upon the affirmative vote of a majority of the total number of directors then in office, the Company’s Board may issue shares of the Company’s preferred stock with voting and conversion rights which could adversely affect the holders of shares of the Company’s common stock. Please refer to Note O – Convertible Preferred Stock for further information on the Company’s Series A Convertible Preferred Stock.

Note Q – Revenues
The table below presents revenues by customer grouping for the following periods:

	Year Ended
	December 31, 2024	December 31, 2023
Civil space	$88,814	$102,594
National security	76,831	59,053
Commercial and other	138,456	82,153
Total revenues	$304,101	$243,800

The table below presents revenues based on the geographic location of the Company’s customers for the following periods:

	Year Ended
	December 31, 2024	December 31, 2023
U.S.	$150,131	$172,903
Europe	153,759	70,814
Other	211	83
Total revenues	$304,101	$243,800

Customers comprising 10% or more of revenues are presented below for the following periods:

	Year Ended
	December 31, 2024	December 31, 2023
Customer A(1)	$31,055	$39,314
Customer B(1)	—	33,621
Customer D(1)	107,605	—
(1) While revenue may have been generated during each of the periods presented, amounts are only disclosed for the periods in which revenues represented 10% or more of total revenue.

Contract Balances
The table below presents the contract assets and contract liabilities included on the consolidated balance sheets for the following periods:

	December 31, 2024	December 31, 2023
Contract assets	$43,044	$36,961

Contract liabilities	$67,201	$52,645

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The increase in contract assets was primarily driven by revenue growth and the timing of billable milestones occurring during the year ended December 31, 2024.

The increase in contract liabilities during 2024 was primarily driven by the timing of large billable milestones occurring during the year ended December 31, 2024. Revenue recognized in the year ended December 31, 2024 that was included in the contract liability balance as of December 31, 2023 was $49.4 million. Revenue recognized in the year ended December 31, 2023 that was included in the contract liability balance as of December 31, 2022 was $28.4 million.

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

The below table summarizes the favorable (unfavorable) impact of the net EAC adjustments for the following periods:

	Year Ended
	December 31, 2024	December 31, 2023
Net EAC adjustments, before income taxes	$(17,696)	$(3,522)
Net EAC adjustments, net of income taxes	(17,395)	(3,459)
Net EAC adjustments, net of income taxes, per diluted share	(0.26)	(0.05)

The net unfavorable EAC adjustments in 2024 were primarily due to additional unplanned labor, design and test cycles required to meet customer requirements in the Company’s spacecraft platforms and missions, structures and mechanisms, avionics, sensors and payloads, and power generation space infrastructure offerings. These net unfavorable EAC adjustments were partially offset by favorable contract adjustments resulting from contract close-outs and modifications in RF systems. The net unfavorable EAC adjustments in 2023 were primarily due to increased production costs as it relates to the development of new technologies within the Mission Solutions reporting unit, which were partially offset by the release of contract reserves and favorable contract adjustments resulting from contract modifications.

Remaining Performance Obligations
As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $279.9 million. The Company expects to recognize approximately 80% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Note R – Employee Benefit Plans
401(k) Plans
The Company maintained one qualified 401(k) plan for its U.S. employees as of December 31, 2024 and 2023, respectively, the Redwire 401(k) plan. During the year ended December 31, 2024, the Company matched employee contributions 50% up to 8% for the Redwire 401(k) plan.

The table below presents the expense for matching contributions for the following periods:

	Year Ended
	December 31, 2024	December 31, 2023
Total expense for matching contributions	$2,672	$2,367

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

As of December 31, 2023, the Company maintained two dormant post-retirement benefit plans for former ROS employees who have chosen not to transfer their contributions to a new employer as of the respective date. The Company’s obligations as of December 31, 2023 under these plans were not significant individually or in the aggregate and, as such, are not included in the following tables. During 2024, the Company sold all its ownership interest in ROS and as a result, the Company has no obligations under these plans as of December 31, 2024. Refer to Note U – Joint Venture for additional information.

Balance Sheet Information
The following table provides a summary of the funded status of the Company’s post-retirement benefit plans and the presentation of such balances within the consolidated balance sheets:

	December 31, 2024		December 31, 2023
	Base Plan	Performance Plans	Base Plan	Performance Plans
Projected benefit obligations	$6,867	$3,233	$6,649	$3,077
Fair value of plan assets	6,622	3,050	6,423	2,903
Funded (underfunded) status	$(245)	$(183)	$(226)	$(174)

Consolidated Balance Sheet line item amounts:
Other non-current liabilities	$(245)	$(183)	$(226)	$(174)

There were no projected benefit obligations included in accumulated other comprehensive income (loss) as of December 31, 2024 and 2023, respectively.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Funded Status
The following table provides a reconciliation of benefit obligations, plan assets and net funded (unfunded) status of our qualified defined benefit pension plans and our retiree medical and life insurance plans:

	Base Plan	Performance Plans
Change in benefit obligations
Beginning balance as of December 31, 2022	$5,963	$2,486
Service cost	328	449
Interest cost	231	92
Employee contributions	235	—
Benefits paid	(155)	—
Actuarial (gain) loss	(136)	(32)
Foreign currency translation	183	82
Ending balance as of December 31, 2023	$6,649	$3,077
Service cost	316	301
Interest cost	248	110
Employee contributions	259	—
Benefits paid	(76)	—
Actuarial (gain) loss	(84)	(48)
Foreign currency translation	(445)	(207)
Ending balance as of December 31, 2024	$6,867	$3,233
Change in plan assets
Beginning balance as of December 31, 2022	$5,795	$2,352
Expected return on plan assets	230	103
Employee contributions	245	—
Employer contributions	386	444
Benefits paid	(155)	—
Actuarial gain (loss)	(115)	(65)
Expenses paid	(140)	(9)
Foreign currency translation	177	78
Beginning balance as of December 31, 2023	$6,423	$2,903
Expected return on plan assets	255	104
Employee contributions	259	—
Employer contributions	463	291
Benefits paid	(76)	—
Actuarial gain (loss)	(110)	(47)
Expenses paid	(162)	(6)
Foreign currency translation	(430)	(195)
Ending balance as of December 31, 2024	$6,622	$3,050

Funded (underfunded) status as of December 31, 2023	$(226)	$(174)
Funded (underfunded) status as of December 31, 2024	(245)	(183)

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Income Statement Information
The following table provides the components of net periodic benefit cost and other amounts recognized in the consolidated statements of operations during the periods presented:

	Year Ended
	December 31, 2024		December 31, 2023
	Base Plan	Performance Plans	Base Plan	Performance Plans
Net periodic benefit cost:
Service cost	$316	$301	$328	$449
Interest cost	248	110	231	92
Expected return on plan assets	(255)	(104)	(230)	(103)
Amortization of net actuarial (gain) loss	26	(1)	(22)	32
Net periodic benefit cost	$335	$306	$307	$470

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

The following tables provide the assumptions used to determine the fair value of projected benefit obligations and the net periodic benefit cost, as they pertain to the Company’s cash balance plans as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Base Plan	Performance Plans	Base Plan	Performance Plans
Discount rate	3.54%	3.01%-3.28%	3.90%	3.45%-3.67%
Expected return on plan assets	3.54%	3.01%-3.28%	3.90%	3.45%-3.67%
Retirement age	65	65-67	65	65-67

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

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The following table presents the fair value of the plan assets, represented by the Company’s investment in insurance contracts as of the respective dates:

	December 31, 2024		December 31, 2023
	Base Plan	Performance Plans	Base Plan	Performance Plans
Insurance contracts at cash surrender value	$6,622	$3,050	$6,423	$2,903

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

Contributions and Estimated Future Benefit Payments
The required funding of our qualified defined benefit pension plans is determined in accordance with Belgium Regulation. The following table presents contributions made by the employee and employer for the period presented as well as the following year:

	Year Ended December 31, 2024		Year Ended December 31, 2023
Contributions by:	Base Plan	Performance Plans	Base Plan	Performance Plans
Employee	$259	$—	$245	$—
Employer	463	291	386	444

Contributions expected to be made in 2025:
Employee	$263	$251
Employer	470	449

The following table provides the projected timing of payments for benefits earned to date and benefits expected to be earned for future service by current active employees under our defined benefit plan:

Year	Base Plan	Performance Plans
2025	$85	$—
2026	452	—
2027	—	—
2028	411	—
2029	552	620
Years 2030 - 2034	1,371	2,730

Note S – Equity-Based Compensation
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

Plan, rather than only upon consummation of the sale of Holdings, subject to the market-based condition stipulated in the Class P Unit Incentive Plan prior to its amendment. All compensation expense was recognized during 2021 and 2022 and as of December 31, 2024, Tranches I and III were fully vested and Tranche II is still subject to the market-based vesting condition.

2021 Omnibus Incentive Plan
Shares of the Company’s stock reserved for grants under the 2021 Omnibus Incentive Plan (the “Plan”) were 11,786,489 and 10,475,566 as of December 31, 2024 and December 31, 2023, respectively. Incentive stock options may only be granted to employees and officers employed by the Company. The Plan appoints the Board, the Compensation Committee or such other committee consisting of two or more individuals (collectively, the “Committee”) appointed by the Board to administer the Plan.

Stock Options
The Company’s Plan authorizes the grant of stock options (incentive and non-qualified) to purchase shares of the Company’s common stock with a contractual term of 10 years. The options vest over a three-year term as follows: 33.3% on the first anniversary of the grant date, 33.3% on the second anniversary of the grant date, and 33.4% on the third anniversary of the grant date. Vesting is contingent upon continued employment or service to the Company; both the vested and unvested portion of an option will be immediately forfeited and canceled if employment or service ceases to the Company. The Company recognizes equity-based compensation expense for the options equal to the fair value of the awards on a straight-line basis over the requisite service period and recognizes forfeitures as they occur. The fair value of options granted under the Plan is estimated on the grant date under the Black-Scholes OPM.

The Company did not grant any options under the Plan during the years ended December 31, 2024 and 2023, respectively.

The table below presents the activity of stock options under the Plan:

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2022	2,153,591	$2.70	$7.22	8.60
Expired	(13,001)	3.28	9.86
Forfeited	(37,999)	2.81	7.74
Outstanding as of December 31, 2023	2,102,591	$2.69	$7.20	7.42
Exercised	(188,751)	1.87	8.24
Expired	(105,568)	1.77	9.99
Forfeited	(65,330)	2.43	5.98
Outstanding as of December 31, 2024	1,742,942	$2.64	$6.96	7.04

As of December 31, 2024, the total unrecognized compensation cost related to unvested stock options granted under the Plan was $0.2 million and is expected to be recognized over a weighted-average period of 0.5 years. As of December 31, 2024, there were 1,487,468 stock options that were vested and exercisable.

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

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The fair value of PSUs granted under the Plan was estimated on the grant date using the Monte Carlo simulation model with the following assumptions:

	2024 Grants	2023 Grants
Valuation date stock price	$7.45	$2.63
Remaining term of performance period	2.47 years	2.49 years
Expected volatility	71.50%	81.00%
Risk-free rate of return	4.34%	4.70%
Expected annual dividend yield	—%	—%

The table below presents the activity of performance-based restricted stock units under the Plan:

	Number of PSUs	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	706,097	$3.15	2.0	$2,012
Granted	821,365	12.66
Vested	—	—
Forfeited	(67,500)	3.50
Outstanding as of December 31, 2024	1,459,962	$8.48	1.6	$24,031

As of December 31, 2024, total unrecognized compensation cost related to unvested PSUs granted under the Plan was $9.2 million and is expected to be recognized over a weighted-average period of 1.6 years.

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

On July 11, 2024 and August 30, 2024, the Company granted 958,035 and 148,148 restricted stock units, respectively, to certain officers, managers and other eligible employees with a grant date fair value of $7.45 and $6.75 per share, respectively. The restricted stock units follow the same vesting conditions as the options described above, with the exception of the awards granted on August 30, 2024, which vest on the one year anniversary of the grant date, subject to the grantees continued employment or service to the Company.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the activity of restricted stock units under the Plan:

	Number of RSUs	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested as of December 31, 2022	2,282,778	$6.30	1.3	$4,520
Granted	1,846,112	2.62
Vested	(979,810)	6.44
Forfeited	(297,865)	6.33
Unvested as of December 31, 2023	2,851,215	$3.89	1.2	$8,126
Granted	1,296,910	6.89
Vested	(1,367,827)	4.76
Forfeited	(338,327)	4.38
Unvested as of December 31, 2024	2,441,971	$4.93	1.1	$40,195

As of December 31, 2024, total unrecognized compensation cost related to unvested restricted stock units granted under the Plan was $9.2 million and is expected to be recognized over a weighted-average period of 1.7 years.

Employee Stock Purchase Plan
On September 2, 2021, the Company’s Board adopted the Redwire Corporation 2021 ESPP which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. Shares of the Company’s stock reserved for grants under the ESPP were 2,680,999 and 2,025,537 as of December 31, 2024 and December 31, 2023, respectively. The ESPP appoints the Compensation Committee to administer the ESPP. Under the ESPP, there is an enrollment period for each offering, when each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employee to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the ESPP is generally for five months, which can be modified from time to time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85% of the fair market value of the Company’s common stock at the beginning or end of each offering period, whichever is less. A participant must designate in the enrollment package the percentage (if any) up to 15% of compensation to be deducted during that offering period for the purchase of stock under the ESPP, subject to certain limitations. As of December 31, 2024, the Company had two completed and no active offering period.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the five month offering period. The Company utilizes the Black-Scholes OPM to compute the fair market value of shares under the ESPP for each offering period. As of December 31, 2024, 276,538 shares had been purchased and 2,404,461 shares were available for future sales under the ESPP.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the equity-based compensation expense recorded for the following periods:

	Year Ended
	December 31, 2024	December 31, 2023
Cost of sales
ESPP	$237	$—
Stock options	15	117
Restricted stock units	1,903	2,540
Performance-based restricted stock units	43	13
Total cost of sales	$2,198	$2,670

Selling, general and administrative expenses
ESPP	$142	$—
Stock options	1,155	1,578
Restricted stock units	5,117	3,982
Performance-based restricted stock units	2,714	428
Total selling, general and administrative expenses	$9,128	$5,988

Total equity-based compensation expense	$11,326	$8,658

Note T – Net Income (Loss) per Common Share
The table below presents a reconciliation of the basic and diluted net income (loss) per share that were computed for the following periods:

	Year Ended
	December 31, 2024	December 31, 2023
Numerator:
Net income (loss) attributable to Redwire Corporation	$(114,315)	$(27,263)
Less: dividends on Convertible Preferred Stock	41,052	20,021
Net income (loss) available to common shareholders	$(155,367)	$(47,284)

Denominator:
Weighted-average common shares outstanding:
Basic and diluted	66,146,155	64,654,153

Net income (loss) per common share:
Basic and diluted	$(2.35)	$(0.73)
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

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Because the Company had a net loss for all periods presented, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented. Please refer to Note D – Fair Value of Financial Instruments, Note L – Warrants, Note O – Convertible Preferred Stock, and Note S – Equity-Based Compensation for additional information on the Company’s warrants, Convertible Preferred Stock, and equity-based compensation awards, respectively.

Note U – Joint Venture
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

In May 2024, Space NV (“seller”) and Techcom (“purchaser”) entered into a share purchase agreement (the “SPA Agreement”), whereby the seller sold to the purchaser all the shares owned by the seller in both ROS and RSS for total cash consideration of $4.9 million (€4.5 million), effectuating a complete withdrawal of ownership interests held by Space NV, and terminating the joint ventures, resulting in an aggregate gain on the sale of joint ventures of $1.3 million. As of June 30, 2024, the Company had no remaining ownership interest in ROS and RSS. As a result of the sale, the Company reclassified $0.2 million out of accumulated other comprehensive income (loss) related to the accumulated translation adjustments of ROS and RSS. The reclassified accumulated translation adjustments are included in other (income) expense, net on the consolidated statements of operations and comprehensive income (loss).

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

As a result of the SPA Agreement, the Company evaluated its interests in the joint venture and determined that Space NV no longer had a variable interest in ROS. Therefore, the Company deconsolidated ROS as of June 30, 2024, resulting in a $0.1 million gain, which is included in other (income) expense, net on the consolidated statements of operations and comprehensive income (loss). Net income from ROS for the year ended December 31, 2024 and 2023 was de minimis.

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

Net income (loss) from RSS was de minimis for the year ended December 31, 2024. The Company recognized a loss from RSS of $0.2 million for the year ended December 31, 2023. Net income (loss) from RSS is included in other (income) expense, net on the consolidated statements of operations and comprehensive income (loss). As a result of the SPA Agreement, the Company determined it no longer had a variable interest in RSS. Therefore, the Company derecognized the carrying value of the equity method investment as of June 30, 2024, resulting in a gain of $1.2 million, which is included in other (income) expense, net on the consolidated statements of operations and comprehensive income (loss). The carrying value of the equity method investment was $3.6 million as of December 31, 2023.

Note V – Related Parties
A customer of the Company, Related Party A, was a related party as Kirk Konert, a member of the Company’s Board, also serves on the board of directors for the customer effective as of the second quarter of 2022. Peter Cannito, the Company’s Chairman, CEO and President, also served on the board of directors for the customer from the second quarter of 2022 through the fourth quarter of 2024.

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

The table below presents details of the Company’s related party transactions included on the consolidated balance sheets and the consolidated statements of operations and comprehensive income (loss) for the following periods:

	As of
	December 31, 2024	December 31, 2023
Accounts receivable:
Related Party A	$40	$—
Related Party B	748	4,849
	$788	$4,849

	Year Ended
	December 31, 2024	December 31, 2023
Revenues:
Related Party A	$1,428	$955
Related Party B	9,072	8,250
	$10,500	$9,205

In the normal course of business, the Company participates in related party transactions with certain vendors and customers where AEI maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. For the year ended December 31, 2024 and 2023, respectively, transactions with other companies in AEI’s investment portfolio, not separately disclosed, did not have a material impact on the Company’s consolidated financial statements.

Please refer to Note O – Convertible Preferred Stock, for related party transactions associated with the Company’s Convertible Preferred Stock.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note W – Segment Reporting
The Company operates in one operating segment and one reportable segment, space infrastructure. The space infrastructure segment develops and provides core space infrastructure offerings including technologies and production capability for avionics and sensors; power generation; structures and mechanisms; radio frequency systems; platforms, payloads and missions; and microgravity payloads.

The accounting policies of the space infrastructure segment are the same as those described in the summary of accounting policies. The CODM assesses performance and decides how to allocate resources based on consolidated net income (loss) that is also reported on the consolidated statements of operations and comprehensive income (loss) as consolidated net income (loss). The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The CODM also uses consolidated gross profit to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the space infrastructure segment or into other parts of the entity, such as for acquisitions. Consolidated gross profit is reported on the consolidated statements of operations and comprehensive income (loss) as gross profit. Consolidated net income (loss) and gross profit are used to monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation.

All expense categories on the consolidated statements of operations and comprehensive income (loss) are significant and there are no other significant segment expenses that would require disclosure or are regularly provided to the CODM. Assets provided to the CODM are consistent with those reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and restricted cash.

The Company has no intra-segment sales or transfers as it operates in one operating segment and one reportable segment. Information related to the Company’s products and services and geographical distribution of revenues is disclosed in Note Q – Revenues.

Note X – Subsequent Events
On January 20, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Edge Autonomy Ultimate Holdings, LP, a Delaware limited partnership (“Seller”), Edge Autonomy Intermediate Holdings, LLC, a Delaware limited liability company (together with its subsidiaries, “Edge Autonomy”), Echelon Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company and Echelon Purchaser, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company, pursuant to which the Company will, via the mergers set forth in the Merger Agreement (the “Mergers”), acquire Edge Autonomy, a leading provider of field-proven uncrewed airborne system (“UAS”) technology.

The aggregate purchase price (the “Closing Purchase Price”) payable by Redwire at the closing of the transactions contemplated by the Merger Agreement (the “Closing”) is $925 million, subject to customary working capital, cash and debt adjustments. The Closing Purchase Price would be paid using $150 million in cash and $775 million in shares of common stock, par value $0.0001, of the Company (“Redwire Common Shares”), based on the volume-weighted average trading price on the New York Stock Exchange (“NYSE”) for the 30 trading days ending on January 17, 2025 of $15.07 (the “Issuance Price”). The Company may finance the cash portion of the Closing Purchase Price, at its option, with cash on its balance sheet, availability under its existing credit facility, proceeds from new debt facilities and/or the proceeds of a new equity offering. If a portion of the proceeds of such debt and/or new equity offering, along with Edge Autonomy’s available cash, would also be utilized to repay Edge Autonomy’s outstanding indebtedness and to fund transaction expenses, such amount utilized would reduce the Closing Purchase Price.

If the Company determines, at its option, to undertake a new equity offering of Redwire Common Shares consummated prior to Closing (the “Equity Financing”), the amount of cash to be paid at Closing would be increased and the equity consideration decreased by an equal amount if the net proceeds of any Equity Financing exceed certain amounts. In addition, if the Company elects to raise cash in an Equity Financing, the Issuance Price would be increased or decreased depending on the per share price of such Equity Financing. The issuance of the Redwire Common Shares to the Seller at the Closing would be made in reliance on an exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(a)(2) thereof, relating to sales by an issuer not involving a public offering.

The obligations of each of the parties are subject to specified conditions, including, among other things: (i) receipt of the approval from the Company’s stockholders and (ii) the receipt of all required antitrust and foreign investment approvals and clearances, or, where applicable, the expiration or termination of waiting periods. The Merger Agreement contains termination rights for each of the Company and Seller, including in the event that (i) the Closing has not occurred by July 21, 2025 (the “Outside Date”) (provided, that the Outside Date may be extended to October 17, 2025 in the event that the only remaining condition to Closing is the receipt of all required antitrust and foreign investment approvals and clearances, or, where applicable, the expiration or termination of waiting periods); or (ii) the Company’s stockholders do not approve the transactions contemplated by the Merger Agreement.

Subsequent to December 31, 2024, 5,696,361 public warrants have been exercised and converted into 5,696,361 shares of Company’s common stock at the exercise price of $11.50 per share for proceeds of $65.5 million. Additionally, 4,631,799 privates warrants were exercised, at the holders option, on a cashless basis for 2,293,739 shares of the Company’s common stock. On February 20, 2025, the Company directed its warrant agent to deliver a notice of redemption to each registered holder of the outstanding public warrants in accordance with the terms under the warrant agreement as further described in Note L – Warrants.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, which are designed to ensure that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were not effective as of December 31, 2024 due to the material weaknesses in internal control over financial reporting described below.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. This assessment was based on the criteria set forth by the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2024 because of the material weaknesses described below.

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
•We engaged a third-party global consulting firm to accelerate the design of new controls or enhance existing controls to ensure timely and accurate financial reporting across our operations in both the U.S. and Europe.
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
•We are in the process of performing an assessment of all IT systems that provide data for financial reporting purposes and consolidating systems where appropriate, including, but not limited to, implementing one enterprise resource planning (“ERP”) system for our U.S. operations and one ERP system for our Europe operations. As part of this assessment, we will be designing, implementing and documenting IT general controls.
We are working to remediate the material weaknesses as efficiently and effectively as possible and expect full remediation for our U.S. operations will likely be complete by December 31, 2025 and full remediation for our Europe operations will likely go beyond December 31, 2025. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in the Company incurring additional costs, and will place additional demands on our financial and operational resources.

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

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 Trading Arrangement” or a “Non-Rule 10b5-1 Trading Arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders under the headings “Board of Directors and Corporate Governance”, “Proposal 1 – Election of Directors” and “Executive Officers”, and is incorporated herein by reference.
Item 11. Executive Compensation

The information required by this item will be contained in our Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders under the heading “Executive and Director Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(ii)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(iii)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflecting in First Column)
Equity Compensation Plans Approved by Security Holders(i)	5,644,875	$6.96	4,143,577
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	5,644,875	$6.96	4,143,577

(i) Includes the Redwire Corporation 2021 Omnibus Incentive Plan (“the Plan”) and the Redwire Corporation 2021 Employee Stock Purchase Plan (the “ESPP”). As of December 31, 2024, the number of shares reserved for issuance under the Plan and the 2021 ESPP were 11,786,489 shares and 2,680,999 shares, respectively. The number of shares reserved for issuance under the Plan automatically increases each January 1st prior to the termination of the plan, in an amount equal to the lesser of 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year or such lesser number of shares as determined by the Board. The total number of shares reserved for issuance under the ESPP automatically increases for a period of up to ten years, which period began on January 1, 2022, in an amount equal to the lesser of 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or such lesser number of shares as determined by the Board; provided, however, no more than 8,000,000 shares of common stock may be issued in total under the plan.
(ii) Includes 2,441,971 restricted stock units (“RSUs”), 1,459,962 performance-based restricted stock units (“PSUs”), and options to purchase 1,742,942 shares of common stock, each granted and outstanding under the Plan.
(iii) Excludes restricted stock units, which have no exercise price.

The remaining information required by this item will be contained in our Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance”, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in our Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders under the heading “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

2.3†
Agreement and Plan of Merger, dated as of January 20, 2025, by and among Redwire Corporation, Edge Autonomy Ultimate Holdings, LP, Edge Autonomy Intermediate Holdings, LLC, Echelon Merger Sub, Inc., and Echelon Purchaser, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on January 21, 2025).

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

Exhibit Number	Description
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

10.22
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

10.23+
Form of Time-Based Restricted Stock Unit Award Agreement (Employee) under the Redwire Corporation 2021 Omnibus Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2023).

10.24+
Form of Performance-Based Restricted Stock Unit Award Agreement (Employee) under the Redwire Corporation 2021 Omnibus Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2023).

10.25
Seventh Amendment to Credit Agreement, dated as of December 22, 2023, by and among Redwire Holdings, LLC, the other Borrowers party thereto, the Guarantors party thereto, Adams Street Credit Advisors, LP, as Administrative Agent and as Collateral Agent and each lender party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-K filed by the registrant on December 27, 2023).

10.26
Eighth Amendment to Credit Agreement, dated as of June 18, 2024, by and among Redwire Holdings, LLC, the other Borrowers party thereto, the Guarantors party thereto, Adams Street Credit Advisors, LP, as Administrative Agent and as Collateral Agent and each lender party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on June 20, 2024).

10.27
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

10.28
Voting Agreement, dated January 20, 2025, by and among Redwire Corporation, AE Red Holdings, LLC, AE Industrial Partners Fund II GP, LP, AeroEquity GP, LLC, AE Industrial Partners Fund II, LP, AE Industrial Partners Fund II-A, LP, AE Industrial Partners Fund II-B, LP, AE Industrial Partners Structured Solutions I, L.P., AE Industrial Partners Structured Solutions I GP, L.P. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the registrant on January 21, 2025).

10.29
Voting Agreement, dated January 20, 2025, by and among Redwire Corporation and Genesis Park II LP. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by the registrant on January 27, 2025).

10.30
Voting Agreement, dated January 20, 2025, by and among Redwire Corporation and BCC Redwire Aggregator, L.P. (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by the registrant on January 21, 2025).

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97+	Redwire Corporation Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed by the registrant on March 20, 2024).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Redwire Corporation

Date:	March 11, 2025	By:	/s/ Peter Cannito
		Name:	Peter Cannito
		Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT that the undersigned officers and directors of Redwire Corporation do hereby constitute and appoint Peter Cannito and Jonathan Bailiff, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Peter Cannito	Chief Executive Officer and Chairman (Principal Executive Officer)	March 11, 2025
Peter Cannito

/s/ Jonathan Baliff	Chief Financial Officer and Director (Principal Financial Officer)	March 11, 2025
Jonathan Baliff

/s/ Chris Edmunds	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 11, 2025
Chris Edmunds

/s/ John S. Bolton	Director	March 11, 2025
John S. Bolton

/s/ Louis R. Brothers	Director	March 11, 2025
Louis R. Brothers

/s/ Les Daniels	Director	March 11, 2025
Les Daniels

/s/ Michael J. Bevacqua	Director	March 11, 2025
Michael J. Bevacqua

/s/ Kirk Konert	Director	March 11, 2025
Kirk Konert

/s/ David Kornblatt	Director	March 11, 2025
David Kornblatt

/s/ Joanne Isham	Director	March 11, 2025
Joanne Isham