Form 10-Q
period 2025-03-31
Redwire Corp
filed 2025-05-12
CIK 1819810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 77,083,392 shares of common stock as of May 5, 2025.

REDWIRE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2025

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
•we are subject to stringent U.S. economic sanctions, and trade control laws and regulations, as well as risks related to doing business in other countries, including those related to tariffs, trade restrictions and government actions;
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
•the trading price of our common stock is and may continue to be volatile; and
•if we were to identify additional material weaknesses or other deficiencies, or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately and timely report our financial results, in which case our business may be harmed and investors may lose confidence in the accuracy and completeness of our financial reports.

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

Item 1. Financial Statements and Supplementary Data

REDWIRE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of U.S. dollars, except share data)

	March 31, 2025	December 31, 2024
Current assets:
Cash, cash equivalents and restricted cash	$54,221	$49,071
Accounts receivable, net	15,247	21,905
Contract assets	60,757	43,044
Inventory	2,192	2,239
Prepaid expenses and other current assets	9,718	9,666
Total current assets	142,135	125,925
Property, plant and equipment, net of accumulated depreciation of $10,891 and $9,628	18,759	17,837
Right-of-use assets	16,070	15,277
Intangible assets, net of accumulated amortization of $28,050 and $25,920	62,070	61,788
Goodwill	71,996	71,161
Other non-current assets	3,069	629
Total assets	$314,099	$292,617
Liabilities, Convertible Preferred Stock and Equity (Deficit)
Current liabilities:
Accounts payable	$28,179	$32,127
Short-term debt, including current portion of long-term debt	780	1,266
Short-term operating lease liabilities	4,481	4,354
Short-term finance lease liabilities	496	473
Accrued expenses	19,825	24,192
Deferred revenue	59,748	67,201
Other current liabilities	5,033	19,730
Total current liabilities	118,542	149,343
Long-term debt, net	104,375	124,464
Long-term operating lease liabilities	14,267	13,444
Long-term finance lease liabilities	1,006	980
Warrant liabilities	6,688	55,285
Deferred tax liabilities	615	582
Other non-current liabilities	1,936	428
Total liabilities	$247,429	$344,526
Commitments and contingencies (Note K – Commitments and Contingencies)
Convertible preferred stock, $0.0001 par value, 125,292.00 shares authorized; issued and outstanding: 2025—106,982.68 and 2024—108,649.30. Liquidation preference: 2025—$306,712 and 2024—$599,412 (Note L - Convertible Preferred Stock)	$134,734	$136,805
Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 99,874,708 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; issued and outstanding 2025—77,082,332 and 2024—67,002,370	8	7
Treasury stock, 2025 and 2024—728,739 shares, at cost	(3,573)	(3,573)
Additional paid-in capital	284,381	161,619
Accumulated deficit	(351,054)	(348,106)
Accumulated other comprehensive income (loss)	2,174	1,339
Total shareholders’ equity (deficit)	(68,064)	(188,714)
Total liabilities, convertible preferred stock and equity (deficit)	$314,099	$292,617

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenues	$61,395	$87,792
Cost of sales	52,354	72,967
Gross profit	9,041	14,825
Operating expenses:
Selling, general and administrative expenses	18,746	17,362
Transaction expenses	3,799	—
Research and development	813	1,040
Operating income (loss)	(14,317)	(3,577)
Interest expense, net	3,594	2,918
Other (income) expense, net	(14,781)	1,492
Income (loss) before income taxes	(3,130)	(7,987)
Income tax expense (benefit)	(182)	109
Net income (loss)	(2,948)	(8,096)
Net income (loss) attributable to noncontrolling interests	—	(1)
Net income (loss) attributable to Redwire Corporation	(2,948)	(8,095)
Less: dividends on Convertible Preferred Stock	3,531	3,043
Net income (loss) available to common shareholders	$(6,479)	$(11,138)

Net income (loss) per common share:
Basic and diluted	$(0.09)	$(0.17)

Weighted-average shares outstanding:
Basic and diluted	71,192,148	65,572,286

Comprehensive income (loss):
Net income (loss) attributable to Redwire Corporation	$(2,948)	$(8,095)
Foreign currency translation gain (loss), net of tax	835	(672)
Total other comprehensive income (loss), net of tax	835	(672)
Total comprehensive income (loss)	$(2,113)	$(8,767)

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(In thousands of U.S. dollars, except share data)

Three Months Ended March 31, 2024	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	65,546,174	$7	353,470	$(951)	$188,323	$(233,791)	$2,903	$(43,509)	$228	$(43,281)
Equity-based compensation expense	—	—	—	—	2,535	—	—	2,535	—	2,535
Common stock issued for share-based awards	32,550	—	—	—	—	—	—	—	—	—
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	19,950	(56)	—	—	—	(56)	—	(56)
Foreign currency translation, net of tax	—	—	—	—	—	—	(667)	(667)	(5)	(672)
Net loss	—	—	—	—	—	(8,095)	—	(8,095)	(1)	(8,096)
Balance as of March 31, 2024	65,578,724	$7	373,420	$(1,007)	$190,858	$(241,886)	$2,236	$(49,792)	$222	$(49,570)

Three Months Ended March 31, 2025	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	67,002,370	$7	728,739	$(3,573)	$161,619	$(348,106)	$1,339	$(188,714)
Equity-based compensation expense	—	—	—	—	2,912	—	—	2,912
Common stock issued for share-based awards	14,400	—	—	—	—	—	—	—
Common stock issued for warrants exercised	9,499,138	1	—	—	117,779	—	—	117,780
Convertible preferred stock converted to common stock	566,424	—	—	—	2,071	—	—	2,071
Foreign currency translation, net of tax	—	—	—	—	—	—	835	835
Net loss	—	—	—	—	—	(2,948)	—	(2,948)
Balance as of March 31, 2025	77,082,332	$8	728,739	$(3,573)	$284,381	$(351,054)	$2,174	$(68,064)

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of U.S. dollars)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income (loss)	$(2,948)	$(8,096)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,046	2,753
Amortization of debt issuance costs and discount	273	170
Equity-based compensation expense	2,912	2,535
(Gain) loss on change in fair value of warrants	(13,634)	1,075
Deferred provision (benefit) for income taxes	80	98
Non-cash lease expense	73	12
Other	(1,016)	397
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	6,853	13,174
(Increase) decrease in contract assets	(16,845)	(2,981)
(Increase) decrease in inventory	55	(100)
(Increase) decrease in prepaid expenses and other assets	(2,658)	823
Increase (decrease) in accounts payable and accrued expenses	(8,192)	7,929
Increase (decrease) in deferred revenue	(7,590)	(15,413)
Increase (decrease) in operating lease liabilities	(10)	(84)
Increase (decrease) in other liabilities	(5,480)	472
Net cash provided by (used in) operating activities	(45,081)	2,764

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,790)	(1,561)
Purchase of intangible assets	(2,265)	(806)
Net cash provided by (used in) investing activities	(4,055)	(2,367)

Cash flows from financing activities:
Proceeds received from debt	5,000	5,000
Repayments of debt	(25,681)	(2,793)
Repayment of finance leases	(126)	(119)
Repayments of third-party advances	(7,820)	—
Proceeds from issuance of common stock for warrants exercised	82,862	—
Payment of equity issuance costs	(45)	—
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	(56)
Net cash provided by (used in) financing activities	54,190	2,032
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	96	(138)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,150	2,291
Cash, cash equivalents and restricted cash at beginning of period	49,071	30,278
Cash, cash equivalents and restricted cash at end of period	$54,221	$32,569

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note A – Description of the Business
Redwire Corporation (the “Company”) is a global space infrastructure and innovation company enabling civil, commercial, and national security programs. The Company develops and provides mission critical space solutions based on core space infrastructure offerings for government and commercial customers through long-duration projects. These core offerings include technologies and production capability for avionics, sensors and payloads; power generation; structures and mechanisms; radio frequency (“RF”) systems; spacecraft platforms and missions; and microgravity payloads. The Company serves both U.S. and international customers.

Note B – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statement information and the rules of the SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2024 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of adjustments associated with acquisition accounting and normal recurring adjustments, necessary for the fair presentation of such financial statements. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported results of operations.

These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Interim results are not necessarily indicative of the results that may be expected for a full year.

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

Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has concluded that it operates in one operating segment and one reportable segment, space infrastructure, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Refer to Note Q – Segment Reporting for additional information.

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

The Company had no restricted cash as of March 31, 2025. As of December 31, 2024, the Company had $33.7 million and $15.4 million of cash and cash equivalents and restricted cash, respectively, reported on the condensed consolidated balance sheets. As of December 31, 2024, restricted cash included $7.8 million of proceeds received from third-parties that were refundable except in certain limited circumstances and were also included as other current liabilities on the condensed consolidated balance sheets. During the three months ended March 31, 2025, the $7.8 million of restricted cash was refunded and the associated liability relieved.

The table below presents supplemental cash flow information during the following periods:

	Three Months Ended
	March 31, 2025	March 31, 2024
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$3,622	$2,807

Non-Cash Investing and Financing Activities:
Settlement of private warrant liabilities for common stock	$34,963	$—
Exchange of Series A Convertible Preferred Stock for common stock	2,071	—
Capital expenditures not yet paid	1,612	1,064

Equity Method Investments
Investments where the Company has the ability to exercise significant influence, but does not have control of the investee, are accounted for under the equity method of accounting and presented as equity method investments on the condensed consolidated balance sheets. Significant influence typically exists if the Company has a 20% to 50% ownership interest in the investee. Under this method of accounting, the Company’s share of the net earnings or losses of the investee is included in other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss) since the activities of the investee are not closely aligned with the operations of the Company’s business.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

As of May 2024, the Company, through its wholly-owned subsidiary, Redwire Space nv (“Space NV”), sold all of its interests in Redu Space Service SA/NV (“RSS”) and Redu Operation Services SA/NV (“ROS”) to SES Techcom S.A. (“Techcom”) for total cash consideration of $4.9 million (€4.5 million), effectuating a complete withdrawal of ownership interests held by Space NV, and terminating the joint ventures, resulting in an aggregate gain on the sale of joint ventures of $1.3 million. Subsequent to May 2024, the Company had no remaining ownership interest in ROS and RSS.

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

Note C – Business Combinations
Completed Acquisitions
On August 30, 2024, the Company acquired 100% of the equity interests of Hera Systems, Inc. (“Hera”), a spacecraft developer focused on specialized missions for national security space customers. Hera’s primary operations include developing high-performance spacecraft to support the evolving requirements for national security missions operating in contested space. Hera's advanced platform incorporates cyber-secure communications, resilient power systems, highly accurate pointing, extensive maneuverability and massive on-board computing power supporting mission- and payload-specific machine learning. This acquisition was not material individually to the Company’s financial position nor the results of operations for the periods presented in the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income (loss), respectively. Therefore, the pro forma operating results and other disclosures for the Hera acquisition are not presented.

The Company incurred nominal costs during three months ended March 31, 2025 and 2024, respectively, related to completed acquisitions as of the respective periods. These expenses are included in transaction expenses on the condensed consolidated statements of operations and comprehensive income (loss).

Acquisitions pending
On January 20, 2025, the Company entered into an Agreement and Plan of Merger (as amended on February 3, 2025, the “Merger Agreement”) with Edge Autonomy Ultimate Holdings, LP, a Delaware limited partnership (“Seller”), Edge Autonomy Intermediate Holdings, LLC, a Delaware limited liability company (together with its subsidiaries, “Edge Autonomy”), Echelon Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company and Echelon Purchaser, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company, pursuant to which the Company will, via the mergers set forth in the Merger Agreement (the “Mergers”), acquire Edge Autonomy, a leading provider of field-proven uncrewed airborne system (“UAS”) technology.

Under the terms of the Merger Agreement, Redwire will acquire Edge Autonomy for an aggregate purchase price of $925 million, subject to customary working capital, cash and debt adjustments. The purchase price will be paid using $150 million in cash and $775 million in shares of the Company’s common stock, par value $0.0001, based on the volume-weighted average trading price on the New York Stock Exchange for the 30 trading days ending on January 17, 2025 of $15.07 (the “Issuance Price”). Upon closing, the

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

equity consideration, subject to working capital, cash, and debt adjustments, will reflect the fair value of the Company’s common stock issued based on the closing share price on the date of closing.

During March 2025, the Company received all regulatory approvals required to complete the Merger Agreement. As of March 31, 2025, the acquisition has not yet closed and is still subject to final closing conditions, including approval of the Company’s stockholders. Subsequent to March 31, 2025, the Company filed a Definitive Proxy statement on Schedule 14 with the SEC for a special stockholder meeting on June 9, 2025 to vote on the Mergers.

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

Private Warrants
In September 2021, the Company issued 7,732,168 private warrants in a transaction exempt from registration under securities regulations. The warrants, which are not listed for trading on a stock exchange, entitle the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will expire on September 2, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The private warrants were established as a liability at issuance. Classification of the private warrants as liability instruments was based on an analysis of the guidance in accordance with U.S. GAAP and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” The Company considered whether the private warrants display the three characteristics of a derivative, and concluded the private warrants meet the definition of a derivative. However, the private warrants fail to meet the equity scope exception and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. The changes in fair value of the private warrant liability were a decrease of $13.6 million and an increase of $1.1 million for the three months ended March 31, 2025 and 2024, respectively. These changes in fair value are recognized as other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss).

During the three months ended March 31, 2025, 4,631,799 private warrants were exercised on a cashless basis for 2,293,739 shares of the Company’s common stock. Additionally, during the three months ended March 31, 2025, 467,174 private warrants were exercised and converted into 467,174 shares of the Company’s common stock at the exercise price of $11.50 per share for proceeds of $5.4 million. Upon exercise, the Company remeasured the fair value of the related private warrants, which was recognized as other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss) and then released the associated liability upon issuance of the Company’s common stock. Refer to Note I – Warrants for additional information.

The private warrants were valued using a modified Black-Scholes OPM. As certain inputs are not observable in the market, the private warrants are classified as Level 3 instruments within the fair value hierarchy. The table below presents the fair value per warrant and the valuation assumptions under the Black-Scholes OPM:

	March 31, 2025	February 25, 2025	December 31, 2024
Fair value per share	$2.54	$6.84	$7.15
Warrants outstanding	2,633,195	5,098,978	7,732,168
Exercise price	$11.50	$11.50	$11.50
Common stock price	$8.29	$14.34	$16.46
Expected option term	1.42 years	1.52 years	1.67 years
Expected volatility	85.00%	82.90%	52.70%
Risk-free rate of return	3.93%	4.05%	4.18%
Expected annual dividend yield	—%	—%	—%

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the Company’s financial instruments measured at fair value on a recurring basis:

		March 31, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$6,688	$6,688
Total liabilities		$—	$—	$6,688	$6,688

		December 31, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$55,285	$55,285
Total liabilities		$—	$—	$55,285	$55,285
Changes in the fair value of Level 3 financial liabilities were as follows:

Liabilities:	Private Warrants	Total Level 3
December 31, 2024	$55,285	$55,285
Changes in fair value	(13,634)	(13,634)
Settlements	(34,963)	(34,963)
March 31, 2025	$6,688	$6,688

Note E – Accounts Receivable, net
The accounts receivable, net balance was as follows:

	March 31, 2025	December 31, 2024
Billed receivables	$14,433	$18,450
Unbilled receivables	814	3,455
Total accounts receivable, net	$15,247	$21,905

Accounts receivable are recorded for amounts to which the Company is entitled and has invoiced to the customer. Unbilled receivables, presented in the table above, consist of unbilled amounts under time-and-material (“T&M”) contracts where billing and payment is subject solely to the passage of time.

Substantially all accounts receivable as of March 31, 2025 are expected to be collected in 2025. The Company does not believe there is a significant exposure to credit risk as the majority of the Company’s accounts receivable are due from U.S. and foreign governments or large prime contractors of such government entities. As a result, the allowance for credit losses was not material as of March 31, 2025 and December 31, 2024, respectively.

Note F – Inventory
The inventory balance was as follows:

	March 31, 2025	December 31, 2024
Raw materials	$1,713	$1,812
Work in process	479	427
Inventory	$2,192	$2,239

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note G – Debt
The table below presents details of the Company’s debt as of the following periods and the effective interest rate as of March 31, 2025:

	Effective interest rate	March 31, 2025	December 31, 2024
Adams Street Term Loan	11.17%	$30,134	$30,212
Adams Street Delayed Draw Term Loan	11.16	14,581	14,619
Adams Street Incremental Term Loan	11.09	31,188	31,268
Adams Street Revolving Credit Facility	14.32	30,000	50,000
D&O Financing Loans	—	—	486
Total debt		105,903	126,585
Less: unamortized discounts and issuance costs		748	855
Total debt, net		105,155	125,730
Less: Short-term debt, including current portion of long-term debt		780	1,266
Total long-term debt, net		$104,375	$124,464
Adams Street Credit Agreement
On October 28, 2020, the Company entered into a credit agreement with Adams Street Capital (the “Adams Street Credit Agreement”), the terms of which were subsequently modified by various amendments through March 31, 2025. As amended, the Adams Street Credit Agreement includes (i) a $31.0 million term loan commitment, (ii) a $15.0 million delayed draw term loan, (iii) a $32.0 million incremental term loan, and (iv) a $65.0 million revolving credit facility commitment, all of which mature on October 28, 2026. During the three months ended March 31, 2025, the Company borrowed $5.0 million and repaid $25.0 million, respectively, on the revolving credit facility. As of March 31, 2025, the Company had $35.0 million of remaining capacity under the Company’s revolving credit facility.

As of March 31, 2025, the outstanding principal on the Adams Street Credit Agreement incurs cash interest in accordance with the prime rate plus the applicable rates as set forth in the table below:

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

As amended in August 2022, the outstanding principal on the term loans and revolving loans under the Adams Street Credit Agreement incurred additional interest to be paid-in-kind (“PIK”) of 2.00% per annum, for the period August 2022 through May 2023, when the Company met certain requirements to end the PIK interest. The amendment also suspended the Company’s requirement to comply with the consolidated total net leverage ratio was through September 30, 2023, and such compliance resumed with the fiscal quarter ending December 31, 2023.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

In June 2024, the Company entered into an Eighth Amendment to the Adams Street Credit Agreement (“Eighth Amendment”), in which the commitments under the revolving credit facility increased from $30.0 million to $45.0 million. Pursuant to the Eighth Amendment, the Company is required to maintain an aggregate principal amount of outstanding revolving credit loans of no less than $10.0 million. In August 2024, the Company entered into a Ninth Amendment to the Adams Street Credit Agreement (“Ninth Amendment”), in which the commitments under the revolving credit facility increased from $45.0 million to $65.0 million. Pursuant to the Ninth Amendment, the aggregate principal amount of outstanding revolving credit loans the Company is required to maintain increased from no less than $10.0 million to no less than $30.0 million.

The Adams Street Credit Agreement, as amended, contains certain customary representations and warranties, affirmative and other covenants and events of default, including among other things, payment defaults, breach of representations and warranties, and covenant defaults.

As of March 31, 2025 and December 31, 2024, the Company was in compliance with its covenant requirements, as amended.

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

On August 28, 2024, the Company entered into a $1.0 million loan with AFCO Credit Corporation (the “2024 D&O Financing Loan”) to finance the Company’s directors and officers insurance premium. The 2024 D&O Financing Loan has an interest rate of 7.53% per annum and a maturity date of March 3, 2025. In March 2025, the Company repaid the full outstanding principal and interest on the 2024 D&O Financing Loan.

Note H – Leases
The Company has entered into and acquired long-term leasing arrangements for the right to use various classes of underlying assets including facilities, vehicles and office equipment.

Total Lease Costs
The table below summarizes total lease costs for the following periods:

	Three Months Ended
	March 31, 2025	March 31, 2024
Finance lease cost:
Amortization of ROU assets	$132	$131
Interest on lease liabilities	28	31
Operating lease costs	1,461	1,058
Variable lease costs	8	3
Short-term lease costs	80	89
Total lease costs	$1,709	$1,312
Total lease costs are included in selling, general and administrative expenses and cost of sales on the condensed consolidated statements of operations and comprehensive income (loss).

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Other Supplemental Information
The table below presents other supplemental information related to the Company’s leases for the following periods:

	Three Months Ended
	March 31, 2025		March 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$1,453	$154	$1,139	$150
Right-of-use assets obtained in exchange for new lease liabilities	1,922	108	35	168

	March 31, 2025		March 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	3.7	3.3	4.2	3.5
Weighted average discount rate	7.7%	8.0%	6.5%	8.3%
As of March 31, 2025, the Company had two facility leases that had not yet commenced but created significant future lease obligations in the amount of $3.8 million. The contracts were determined to be operating leases, whereby the Company is not required to make rent payments prior to the lease commencement date while construction is completed on the underlying asset. Due to the nature of the work and the amount of the Company’s contribution to the construction period costs for each lease, the Company was determined not to be the owner of the assets under construction as the landlords have substantially all of the construction period risks.

Note I – Warrants
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

If the Company calls the public warrants for redemption, management will have the option to require all holders that wish to exercise the public warrants to do so on a “cashless basis.”

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including a consolidation, combination, reverse stock split or reclassification of shares of the Company’s common stock or other similar event. In no event will the Company be required to net cash settle the warrant shares.

On February 20, 2025, the Company directed its warrant agent to deliver a notice of redemption to each registered holder of the outstanding public warrants in accordance with the terms under the warrant agreement as further described above. During the three months ended March 31, 2025, 6,738,225 public warrants were exercised and converted into 6,738,225 shares of Company’s common stock at the exercise price of $11.50 per share for proceeds of $77.5 million and 1,450,586 public warrants were redeemed by the Company at $0.01 per warrant.

As of March 31, 2025, there were no public warrants issued and outstanding and as of December 31, 2024, there were 8,188,811 public warrants issued and outstanding.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Private Warrants
The terms and provisions of the public warrants above also apply to the private warrants. If the private warrants are held by holders other than the original holders or their respective permitted transferees, the private warrants will be redeemable by the Company and exercisable by the holders on the same basis as the public warrants. The original holders and their respective permitted transferees have the option to exercise the private warrants on a cashless basis.

During the three months ended March 31, 2025, 4,631,799 private warrants were exercised on a cashless basis for 2,293,739 shares of the Company’s common stock. The conversion factor was derived by multiplying the amount of common shares underlying the warrants by the excess fair value over the warrant exercise price and then dividing by the fair value. The fair value is defined as the average closing price of the Company’s common stock for the ten (10) trading days ending on the third trading day prior to the date on which the notice of exercise was provided to the Company’s stock transfer agent. Additionally, during the three months ended March 31, 2025, 467,174 private warrants were exercised and converted into 467,174 shares of the Company’s common stock at the exercise price of $11.50 per share for proceeds of $5.4 million. Upon exercise, the Company remeasured the fair value of the related warrants and then released the associated liability upon issuance of the Company’s common stock. Refer to Note D – Fair Value of Financial Instruments for information on the Level 3 inputs used to value the private warrants.

As of March 31, 2025 and December 31, 2024, there were 2,633,195 and 7,732,168, respectively, private warrants issued and outstanding.

Note J – Income Taxes
The table below presents the Company’s effective income tax rate on pre-tax income from continuing operations for the following periods:

	Three Months Ended
	March 31, 2025	March 31, 2024
Effective tax rate	5.8%	(1.4)%

The effective tax rate was 5.8% and (1.4)% for the three months ended March 31, 2025 and 2024, respectively. The difference in effective tax rate between periods was primarily related to the Company’s mix in earnings between U.S. and foreign jurisdictions.

The effective tax rate for the three months ended March 31, 2025 and 2024, differs from the U.S. federal income tax rate of 21.0% primarily due to the valuation allowance on the realization of deferred tax assets.

The Company assesses the deferred tax assets for recoverability on a quarterly basis. In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (“NOL”) carryforwards are available. For the three months ended March 31, 2025 and 2024, the Company concluded that it is more-likely-than-not that substantially all of its deferred tax assets will not be realized and established a full valuation allowance.

Note K – Commitments and Contingencies
Contingencies in the Normal Course of Business
Under certain contracts with the U.S. government and certain governmental entities, contract costs, including indirect costs, are subject to audit by and adjustment through negotiation with governmental representatives. Revenue is recorded in amounts expected to be realized on final settlement of any such audits.
Legal Proceedings
The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes it has valid defenses with respect to any matters currently pending against it and intends to defend itself vigorously. Excluding pending matters disclosed below, the outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s condensed consolidated financial statements. The Company has established reserves for matters for which the Company believes that losses are probable and can be reasonably estimated. For matters, including certain of those described herein, where the Company has not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. These matters are subject to many uncertainties and the outcome of the individual claims is not predictable with

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

certainty. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed herein, could be decided unfavorably to the Company or any of its subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to the accompanying consolidated financial position, results of operations or cash flows in any particular reporting period. The Company recognizes legal expenses when incurred, unless otherwise disclosed below, as selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).

On December 17, 2021, the Company, our Chairman and Chief Executive Officer, Peter Cannito, and then current, but now former Chief Financial Officer, William Read, were named as defendants in a putative class action complaint filed in the United States District Court for the Middle District of Florida. That litigation is captioned Lemen v. Redwire Corp. et al., Case No. 3:21-cv-01254-TJC-PDB (M.D. Fla.) (“Lemen”). On March 7, 2022, the Court appointed a lead plaintiff. On June 17, 2022, the lead plaintiff filed an amended complaint. In the amended complaint, the lead plaintiff alleges that the Company and certain of its directors and officers made misleading statements and/or failed to disclose material facts about the Company’s business, operations, and prospects, allegedly in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act. As relief, the plaintiffs are seeking, among other things, compensatory damages. On August 16, 2022, the defendants moved to dismiss the complaint in its entirety, and such motion was denied by the Court on March 22, 2023. On November 15, 2024, the Company and plaintiffs filed a joint motion for a stipulated order to settle this litigation pursuant to a settlement agreement entered into among the parties. Under the terms of the agreement, Redwire will pay $8.0 million to settle claims brought on behalf of purchasers of Redwire’s publicly traded shares from March 25, 2021, through March 31, 2022. Redwire has also agreed to certification of a settlement class to facilitate resolution of claims. The Company has consistently denied the accusations and entered into this proposed settlement, which is not an admission or concession of liability, to avoid the costs and risks inherent in continued litigation. The settlement would resolve all claims against Redwire and other defendants in this matter. During the three months ended March 31, 2025, the Company paid the $8.0 million settlement amount into escrow releasing the previously recognized loss contingency, pending a fairness hearing before the Court currently scheduled for July 31, 2025. The Company maintains a $1.1 million anticipated insurance recovery as of March 31, 2025, which is its best estimate of probable recovery based on the current circumstances. The anticipated recovery is included as prepaid expenses and other current assets in the condensed consolidated balance sheets.

On May 25, 2022, a plaintiff commenced derivative litigation in the United States District Court for the District of Delaware on behalf of the Company against Peter Cannito, Les Daniels, Reggie Brothers, Joanne Isham, Kirk Konert, Jonathan Baliff, and John S. Bolton. That litigation is captioned Yingling v. Cannito, et al., Case No. 1:22-cv-00684-MN (D. Del.). The complaint’s allegations are similar to those of the class action lawsuit filed in December 2021, namely, that statements about Redwire’s business and operations were misleading due to alleged material weaknesses in the Company’s financial reporting internal controls. The plaintiff alleges the defendants violated Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act, breached their fiduciary duty by allowing misleading disclosures to be made, and caused the Company to overpay compensation and bonuses tied to the Company’s financial performance. As relief, the plaintiffs are seeking, among other things, compensatory and punitive damages. This litigation had previously been stayed pending resolution of the class action lawsuit filed on December 17, 2021. Subsequent to the announcement of the Lemen settlement, the parties entered into a stipulated transfer of this matter to the United States District Court for the Middle District of Florida to be handled by the same judge overseeing the Lemen litigation. Shortly after this transfer of venue, the Court entered an administrative stay of the matter pending final resolution of the Lemen matter. The defendants believe the allegations are without merit and intend to defend the lawsuit vigorously. The matter is in the early stages of discovery and the Company is currently unable to predict the likely outcome of the proceedings or estimate the range of reasonably possible losses, which may be material. However, the amount of any reasonable possible loss or range of loss is expected to be recoverable through the Company’s D&O insurance policy.
Business Combinations
The Company has acquired and plans to continue to acquire businesses with prior operating histories. These acquisitions may have unknown or contingent liabilities, which the Company may become responsible for and could have a material impact on the Company’s future operating results and cash flows. In addition, the Company may incur acquisition costs, regardless of whether or not the acquisition is ultimately completed, which may be material to future periods. Refer to Note C – Business Combinations for additional information.
Letters of Credit
The Company has entered into letters of credit issued on our behalf by financial institutions secured by restricted cash. Letters of credit generally are available for draw down in the event we do not fulfill our contractual obligations. The Company had no outstanding letters of credit as of March 31, 2025 and $15.4 million as of December 31, 2024.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note L – Convertible Preferred Stock
The table below presents activity of the Company’s Series A Convertible Preferred Stock:

	Shares	Amount
Balance as of December 31, 2024	108,649.30	$136,805
Conversion into common stock	(1,666.62)	(2,071)
Balance as of March 31, 2025	106,982.68	$134,734

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

During the three months ended March 31, 2025, 1,666.62 shares of the Company’s Convertible Preferred Stock were, at the option of the holder in accordance with the Convertible Preferred Stock Certificate of Designation, converted into 566,424 shares of the Company’s common stock based on the accrued value (defined as the initial value plus accumulated paid and unpaid dividends) as of the conversion date and a conversion ratio of $3.05.

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

The Company previously obtained the requisite shareholder approval for the conversion of the Convertible Preferred Stock into common stock above the 19.99% Limitation (as defined below). On June 20, 2023, the Company filed with the SEC a Schedule 14C information statement pursuant to Section 14(c) of the Exchange Act, which provided notice of the approval of (i) the conversion of the Convertible Preferred Stock into shares of common stock in excess of 19.99% of the 63,852,690 shares outstanding as of October 28, 2022 immediately after giving effect to such conversion (the “Conversion Cap”) and (ii) voting rights of the aggregate number of votes to which all holders of outstanding shares of Convertible Preferred Stock are entitled to vote in excess of 19.99% of the aggregate number of votes to which all shareholders of the Company were entitled to vote as of October 28, 2022 (including the holders of shares of Preferred Stock) (the “Voting Cap” and, together with the Conversion Cap, the “19.99% Limitation”).

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

As of March 31, 2025, the 106,982.68 outstanding shares of Convertible Preferred Stock were convertible into approximately 36,988,922 shares of the Company’s common stock. The holders of Convertible Preferred Stock are entitled to vote with the holders of common stock, on an as-converted basis. In addition, holders of Convertible Preferred Stock have the right, at their option and at any time, to convert their shares into shares of common stock. Each share of Convertible Preferred Stock will mandatorily convert upon achieving thresholds related to the Company’s market capitalization and profitability metrics and the Company is required to make an offer to repurchase the outstanding Convertible Preferred Stock upon a fundamental change.

Dividends on the Convertible Preferred Stock can be paid in either cash or in kind in the form of additional shares of Convertible Preferred Stock (such payment in kind, “PIK”), at the option of the Company, subject to certain exceptions. If paid in cash, such dividends will be paid at a rate of 13% per annum, subject to certain adjustments and exceptions or, if the Company issues PIK dividends, at a rate of 15% per annum, subject to certain adjustments and exceptions. Each holder of Convertible Preferred Stock has been given certain registration rights pursuant to the Registration Rights Agreement, dated October 28, 2022. As of March 31, 2025, the accumulated but not declared or paid dividends on the Convertible Preferred Stock were $5.8 million.

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

Liquidation Preference
The Convertible Preferred Stock ranks senior to the Company’s common stock. In the event of any liquidation or winding up of the Company, the holders of the Convertible Preferred Stock shall be entitled to receive in preference to the holders of the Company’s common stock the greater of (a) the greater of (i) two times the Initial Value, defined as $1,000 per share and (ii) the Initial Value plus accrued and unpaid dividends, whether or not declared, and (b) the amount that would have been received based on the if-converted Accrued Value, defined as Initial Value plus accrued and unpaid dividends, whether or not declared. As of March 31, 2025, and December 31, 2024, the liquidation preference of the Convertible Preferred Stock was $306.7 million and $599.4 million, respectively.

Note M – Revenues
The table below presents revenues by customer grouping for the following periods:

	Three Months Ended
	March 31, 2025	March 31, 2024
Civil space	$18,135	$22,926
National security	19,468	13,922
Commercial and other	23,792	50,944
Total revenues	$61,395	$87,792

The table below presents revenues based on the geographic location of the Company’s customers for the following periods:

	Three Months Ended
	March 31, 2025	March 31, 2024
U.S.	$36,987	$32,522
Europe	24,301	55,208
Other	107	62
Total revenues	$61,395	$87,792

Customers comprising 10% or more of revenues are presented below for the following periods:

	Three Months Ended
	March 31, 2025	March 31, 2024
Customer B(1)	6,268	—
Customer D(1)	14,082	43,730
(1) While revenue may have been generated during each of the periods presented, amounts are only disclosed for the periods in which revenues represented 10% or more of total revenue.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Contract Balances
The table below presents the contract assets and contract liabilities included on the condensed consolidated balance sheets for the following periods:

	March 31, 2025	December 31, 2024
Contract assets	$60,757	$43,044

Contract liabilities	$59,748	$67,201

The increase in contract assets was primarily driven by production incurred on related contracts resulting in revenue recognized and the timing of billable milestones occurring during the three months ended March 31, 2025.

The decrease in contract liabilities during 2025 was primarily driven by the timing of large billable milestones occurring during the last quarter of 2024 compared to the three months ended March 31, 2025. Revenue recognized in the three months ended March 31, 2025 that was included in the contract liability balance as of December 31, 2024 was $30.4 million. Revenue recognized in the three months ended March 31, 2024 that was included in the contract liability balance as of December 31, 2023 was $35.9 million.

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

The below table summarizes the favorable (unfavorable) impact of the net EAC adjustments for the following periods:

	Three Months Ended
	March 31, 2025	March 31, 2024
Net EAC adjustments, before income taxes	$(3,098)	$(3,931)
Net EAC adjustments, net of income taxes	(2,918)	(3,986)
Net EAC adjustments, net of income taxes, per diluted share	(0.04)	(0.06)

The net unfavorable EAC adjustments in 2025 were primarily due to additional unplanned labor and increased production costs as it relates to the development of new technologies required to meet customer specifications in the Company’s structures and mechanisms and avionics, sensors and payloads infrastructure offerings. The net unfavorable EAC adjustments in 2024 were primarily due to additional unplanned labor and test cycles required to meet customer requirements in the Company’s structures and mechanisms and power generation space infrastructure offerings.

Remaining Performance Obligations
As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $275.8 million. The Company expects to recognize approximately 61% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Note N – Equity-Based Compensation
Incentive Units
The Company’s former parent, AE Red Holdings, LLC (formerly known as Redwire Holdings, LLC) (“Holdings”) adopted a written compensatory benefit plan (the “Class P Unit Incentive Plan”) to provide incentives to existing or new employees, officers, managers,

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

directors, or other service providers of the Company or its subsidiaries in the form of Holdings’ Class P Units (“Incentive Units”). As amended, the Tranche I and the Tranche III Incentive Units became fully vested in 2021. Holdings also amended the Class P Unit Incentive Plan so that the Tranche II Incentive Units would vest on any liquidation event, as defined in the Class P Unit Incentive Plan, rather than only upon consummation of the sale of Holdings, subject to the market-based condition stipulated in the Class P Unit Incentive Plan prior to its amendment. All compensation expense was recognized during 2021 and 2022 and as of March 31, 2025, Tranches I and III were fully vested and Tranche II is still subject to the market-based vesting condition.

2021 Omnibus Incentive Plan
Shares of the Company’s stock reserved for grants under the 2021 Omnibus Incentive Plan (the “Plan”) were 13,126,536 and 11,786,489 as of March 31, 2025 and December 31, 2024, respectively. Incentive stock options may only be granted to employees and officers employed by the Company. The Plan appoints the Board, the Compensation Committee or such other committee consisting of two or more individuals (collectively, the “Committee”) appointed by the Board to administer the Plan.

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

The Company did not grant any options under the Plan and there were no exercises, forfeitures or expirations of stock options during the three months ended March 31, 2025.

The table below presents the outstanding stock options under the Plan:

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31,2024	1,742,942	$2.64	$6.96	7.04
Outstanding as of March 31, 2025	1,742,942	$2.64	$6.96	6.79

As of March 31, 2025, the total unrecognized compensation cost related to unvested stock options granted under the Plan was $0.1 million and is expected to be recognized over a weighted-average period of 0.3 years. As of March 31, 2025, there were 1,487,468 stock options that were vested and exercisable.

Performance-based Restricted Stock Units
The Plan authorizes the grant of performance-based restricted stock units (“PSUs”). The PSUs generally vest upon completion of a three-year period (“Performance Period”). The number of shares, if any, that are ultimately awarded is contingent upon the Company’s closing price per share at the end of the Performance Period and continued employment or service to the Company. The PSU award allows the grantee to earn between 0% and 200% of the award based on the Company’s closing price per share at the end of the Performance Period. The performance share payout is based on a market condition, and as such, the awards are valued using a Monte Carlo simulation model on the grant date. The model generates the fair value of the award at the grant date, which is then recognized as expense on a straight-line basis over the vesting period. The Company recognizes forfeitures as they occur.

The Company did not grant any PSUs under the Plan and no PSUs vested or were forfeited during the three months ended March 31, 2025.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the outstanding performance-based restricted stock units under the Plan:

	Number of PSUs	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,459,962	$8.48	1.6	$24,031
Outstanding as of March 31, 2025	1,459,962	$8.48	1.3	$12,103

As of March 31, 2025, total unrecognized compensation cost related to unvested PSUs granted under the Plan was $8.0 million and is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Units
Restricted stock units (“RSUs”) awarded under the Plan follow the same vesting conditions as the options described above and are generally subject to forfeiture in the event of termination of employment prior to vesting dates. The Company recognizes equity-based compensation expense for the RSUs equal to the fair value of the awards on a straight-line basis over the requisite service period and recognizes forfeitures as they occur.

The Company did not grant any RSUs under the Plan during the three months ended March 31, 2025.

The table below presents the activity of restricted stock units under the Plan:

	Number of RSUs	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested as of December 31, 2024	2,441,971	$4.93	1.1	$40,195
Vested	(12,701)	3.02
Forfeited	(17,424)	2.76
Unvested as of March 31, 2025	2,411,846	$4.95	0.9	$19,994

As of March 31, 2025, total unrecognized compensation cost related to unvested RSUs granted under the Plan was $7.8 million and is expected to be recognized over a weighted-average period of 1.5 years.

Employee Stock Purchase Plan
On September 2, 2021, the Company’s Board adopted the Redwire Corporation 2021 Employee Stock Purchase Plan (the “ESPP”) which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. Shares of the Company’s stock reserved for grants under the ESPP were 3,351,023 and 2,680,999 as of March 31, 2025 and December 31, 2024, respectively. The ESPP appoints the Compensation Committee to administer the ESPP. Under the ESPP, there is an enrollment period for each offering, when each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employee to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the ESPP is generally for five months, which can be modified from time to time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85% of the fair market value of the Company’s common stock at the beginning or end of each offering period, whichever is less. A participant must designate in the enrollment package the percentage (if any) up to 15% of compensation to be deducted during that offering period for the purchase of stock under the ESPP, subject to certain limitations. As of March 31, 2025, the Company had two completed and one active offering period.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the five month offering period. The Company utilizes the Black-Scholes OPM to compute the fair market value of shares under the ESPP for each offering period. As of March 31, 2025, 276,538 shares had been purchased and 3,074,485 shares were available for future sales under the ESPP.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the equity-based compensation expense recorded for the following periods:

	Three Months Ended
	March 31, 2025	March 31, 2024
Cost of sales
ESPP	$108	$35
Stock options	—	9
Restricted stock units	375	606
Performance-based restricted stock units	21	4
Total cost of sales	$504	$654

Selling, general and administrative expenses
ESPP	$59	$24
Stock options	112	412
Restricted stock units	1,025	1,235
Performance-based restricted stock units	1,212	210
Total selling, general and administrative expenses	$2,408	$1,881

Total equity-based compensation expense	$2,912	$2,535

Note O – Net Income (Loss) per Common Share
The table below presents a reconciliation of the basic and diluted net income (loss) per share that were computed for the following periods:

	Three Months Ended
	March 31, 2025	March 31, 2024
Numerator:
Net income (loss) attributable to Redwire Corporation	$(2,948)	$(8,095)
Less: dividends on Convertible Preferred Stock	3,531	3,043
Net income (loss) available to common shareholders	$(6,479)	$(11,138)
Denominator:
Weighted-average common shares outstanding:
Basic and diluted	71,192,148	65,572,286
Net income (loss) per common share:
Basic and diluted	$(0.09)	$(0.17)
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
Because the Company had a net loss for all periods presented, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented. Please refer to Note D – Fair Value of Financial Instruments, Note I – Warrants, Note L – Convertible Preferred Stock, and Note N – Equity-Based Compensation for additional information on the Company’s warrants, Convertible Preferred Stock, and equity-based

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

compensation awards, respectively.

Note P – Related Parties
A customer of the Company, Related Party A, was a related party because Kirk Konert, a member of the Company’s Board, also serves on the board of directors for the customer effective as of the second quarter of 2022. Peter Cannito, the Company’s Chairman, CEO and President, also served on the board of directors for the customer from the second quarter of 2022 through the fourth quarter of 2024.

A customer of the Company, Related Party B, was a related party because AEI acquired a majority interest in the customer during the fourth quarter of 2022 and Kirk Konert, a member of the Company’s Board, also serves on the board of directors for this customer.

The table below presents details of the Company’s related party transactions included on the condensed consolidated balance sheets and the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

	As of
	March 31, 2025	December 31, 2024
Accounts receivable:
Related Party A	$103	$40
Related Party B	89	748
	$192	$788

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenues:
Related Party A	$992	$98
Related Party B	780	2,004
	$1,772	$2,102

In the normal course of business, the Company participates in related party transactions with certain vendors and customers where AEI maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. For the three months ended March 31, 2025 and 2024, respectively, transactions with other companies in AEI’s investment portfolio, not separately disclosed, did not have a material impact on the Company’s condensed consolidated financial statements.

Please refer to Note L – Convertible Preferred Stock, for related party transactions associated with the Company’s Convertible Preferred Stock.

Note Q – Segment Reporting
There have been no changes in the Company’s operating and reportable segments nor in the information provided to the Chief Operating Decision Maker (“CODM”). The Company operates in one operating segment and one reportable segment, space infrastructure. The space infrastructure segment develops and provides core space infrastructure offerings including technologies and production capability for avionics and sensors; power generation; structures and mechanisms; radio frequency systems; platforms, payloads and missions; and microgravity payloads.

The CODM assesses performance and decides how to allocate resources based on consolidated net income (loss) that is also reported on the condensed consolidated statements of operations and comprehensive income (loss) as consolidated net income (loss). The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. The CODM also uses consolidated gross profit to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the space infrastructure segment or into other parts of the entity, such as for acquisitions. Consolidated gross profit is reported on the condensed consolidated statements of operations and comprehensive income (loss) as gross profit. Consolidated net income (loss) and gross profit are used to monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation.

All expense categories on the condensed consolidated statements of operations and comprehensive income (loss) are significant and there are no other significant segment expenses that would require disclosure or are regularly provided to the CODM. Assets provided

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

to the CODM are consistent with those reported on the condensed consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and restricted cash.

The Company has no intra-segment sales or transfers as it operates in one operating segment and one reportable segment. Information related to the Company’s products and services and geographical distribution of revenues is disclosed in Note M – Revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q. Certain information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Item 1A. “Risk Factors” and the "Cautionary Note Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references in this section to the “Company,” “Redwire,” “we,” “us” or “our” refer to Redwire Corporation and its consolidated subsidiaries.
Business Overview
Redwire is a global space infrastructure and innovation company enabling civil, commercial, and national security programs. Redwire’s proven and reliable capabilities include our core space infrastructure offerings of avionics, sensors, and payloads; power generation; structures and mechanisms; radio frequency (“RF”) systems; spacecraft platforms and missions; and microgravity payloads. Redwire combines decades of flight heritage and proven experience with an agile and innovative culture.

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

The following discussion should be read along with the financial statements included in this Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources,” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 11, 2025 (the “Company’s Annual Report”), which provides additional information on our business, the environment in which we operate and our operating results.
Recent Developments
During the first quarter of 2025:
•Revenues decreased 30% for the three months ended March 31, 2025 compared to the same period in 2024.
•Selling, general and administrative expenses as a percentage of revenues increased to 31% for the three months ended March 31, 2025 from 20% during the same period in 2024.
•Net loss decreased $5.1 million for the three months ended March 31, 2025 compared to the same period in 2024.
•Book-to-bill ratio increased to 0.92 for the three months ended March 31, 2025, from 0.40 for the same period in 2024.
•The Company entered into an agreement to acquire Edge Autonomy Holdings, LLC, subject to final closing conditions, including approval of the Company’s stockholders.
•The Company contracted to launch four (4) additional PIL investigations for NASA.
•The Company was awarded a contract to provide four (4) docking mechanisms for the ESA habitation module for lunar Gateway.

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

Net EAC Adjustments
We record changes in costs estimated at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported revenues and gross profit and the table below presents the aggregate amounts for the following periods:

	Three Months Ended
(dollars in thousands)	March 31, 2025	March 31, 2024
Gross favorable	$3,470	$3,997
Gross unfavorable	(6,568)	(7,928)
Total net EAC adjustments	$(3,098)	$(3,931)

The Company evaluates the contract value and cost estimates at completion for performance obligations no less frequently than quarterly, and more frequently when circumstances significantly change. Changes in contract estimates occur for a variety of reasons including, but not limited to, changes in contract scope, labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, volume assumptions, inflationary trends, and schedule and performance delays. We utilize information available to us at the time when revising our estimates and apply consistent judgement across the full portfolio of programs. Refer to Note M – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information.

Results of operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024:

	Three Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	March 31, 2025	% of revenues	March 31, 2024	% of revenues
Revenues	$61,395	100%	$87,792	100%	$(26,397)	(30)%
Cost of sales	52,354	85	72,967	83	(20,613)	(28)
Gross profit	9,041	15	14,825	17	(5,784)	(39)
Operating expenses:
Selling, general and administrative expenses	18,746	31	17,362	20	1,384	8
Transaction expenses	3,799	6	—	—	3,799	100
Research and development	813	1	1,040	1	(227)	(22)
Operating income (loss)	(14,317)	(23)	(3,577)	(4)	(10,740)	300
Interest expense, net	3,594	6	2,918	3	676	23
Other (income) expense, net	(14,781)	(24)	1,492	2	(16,273)	(1,091)
Income (loss) before income taxes	(3,130)	(5)	(7,987)	(9)	4,857	(61)
Income tax expense (benefit)	(182)	—	109	—	(291)	(267)
Net income (loss)	(2,948)	(5)	(8,096)	(9)	5,148	(64)
Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	1	(100)
Net income (loss) attributable to Redwire Corporation	$(2,948)	(5)%	$(8,095)	(9)%	$5,147	(64)%

Revenues
Revenues decreased 30% to $61.4 million for the three months ended March 31, 2025, as compared to $87.8 million for the three months ended March 31, 2024. The decrease in revenues is primarily due to timing in the stage of production cycles year-over-year for certain larger contracts for power generation offerings. The foregoing resulted in decreased volume of production and therefore decreased revenue compared to the same period in 2024.

Cost of Sales
Cost of sales decreased $20.6 million, or 28%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The year-over-year decrease in cost of sales was primarily driven by reduced costs due to a shift in the production cycle associated with certain larger contracts in power generation offerings, partially offset by increased labor and subcontractor costs in spacecraft platforms and missions offerings for which there were no related costs during the same period in 2024.

Gross Profit and Margin
Gross profit decreased $5.8 million, or 39%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. As a percentage of revenues, gross margin was 15% and 17% for the three months ended March 31, 2025 and 2024, respectively. The year-over-year decrease in gross margin was primarily driven by the $3.1 million net unfavorable EAC adjustments for the three months ended March 31, 2025. Please refer to Note M – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $1.4 million, or 8%, for the three months ended March 31, 2025, as compared with the same period in 2024. This contributed to a year-over-year increase of SG&A as a percentage of revenue to 31% for the three months ended March 31, 2025 from 20% for the same period in 2024. The year-over-year increase in SG&A expenses was primarily driven by an increase in labor related costs, including equity-based compensation, partially offset by decreases in professional services and legal costs. This increase reflects the Company’s investment in its workforce and implementing a sustainable infrastructure to further its focus on enhancing operating leverage.

Transaction Expense
Transaction expenses increased $3.8 million, or 100.0%, for the three months ended March 31, 2025, as compared with the same period in 2024. The increase is primarily due to pre-acquisition costs incurred consisting of due diligence and additional expenses related to prospective acquisitions, including the pending acquisition of Edge Autonomy. Please refer to Note C – Business Combinations of the accompanying notes to the condensed consolidated financial statements for additional information related to the pending acquisition.

Research and Development
Research and development during the three months ended March 31, 2025, remained materially consistent as compared with the same period in 2024.

Interest Expense, net
Interest expense, net increased $0.7 million, or 23%, for the three months ended March 31, 2025, as compared with the three months ended March 31, 2024. The increase was primarily related to increased borrowings on the revolving credit facility compared to the same period in 2024. Refer to Note G – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net increased from net other expense to net other income by $16.3 million for the three months ended March 31, 2025, as compared to the same period in 2024. The year-over-year increase was primarily due to a gain of $13.6 million recognized as a result of changes in the fair value of the private warrant liability during the three months ended March 31, 2025 as compared to a loss of $1.1 million recognized during the same period of 2024. The increase was also partially due to a more favorable impact from foreign currency transactions for the three months ended March 31, 2025 as compared to the same period in 2024. Refer to Note D – Fair Value of Financial Instruments of the accompanying notes to the condensed consolidated financial statements for additional information related to the fair value of private warrants.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Three Months Ended
(in thousands, except percentages)	March 31, 2025	March 31, 2024
Income tax expense (benefit)	$(182)	$109
Effective tax rate	5.8%	(1.4)%
The effective tax rate increased to 5.8% for the three months ended March 31, 2025, as compared to (1.4)% for three months ended March 31, 2024, primarily related to the Company’s mix in earnings between U.S. and foreign jurisdictions. Refer to Note J – Income Taxes of the accompanying notes to the condensed consolidated financial statements for further discussion.

Net Income (Loss) Attributable to Noncontrolling Interests
The net income (loss) attributable to noncontrolling interests for the three months ended March 31, 2025 and 2024 was de minimis.

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

The table below presents a reconciliation of Adjusted EBITDA to net income (loss), computed in accordance with U.S. GAAP for the following periods:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Net income (loss)	$(2,948)	$(8,096)
Interest expense, net	3,594	2,918
Income tax expense (benefit)	(182)	109
Depreciation and amortization	3,046	2,753
Transaction expenses (i)	3,799	—
Severance costs (ii)	177	8
Capital market and advisory fees (iii)	968	2,278
Litigation-related expenses (iv)	—	701
Equity-based compensation (v)	2,912	2,535
Warrant liability change in fair value adjustment (vi)	(13,634)	1,075
Adjusted EBITDA	$(2,268)	$4,281
i.Redwire incurred acquisition costs including due diligence, integration costs and additional expenses related to pre-acquisition activity. Acquisition deal costs was reclassified as Transaction expenses to conform with current period presentation.
ii.Redwire incurred severance costs related to separation agreements entered into with former employees.
iii.Redwire incurred capital market and advisory fees related to advisors assisting with transitional activities associated with becoming a public company, such as implementation of internal controls over financial reporting, and the internalization of corporate services, including, but not limited to, implementing enhanced enterprise resource planning systems.
iv.Redwire incurred expenses related to securities litigation. Refer to Note K – Commitments and Contingencies of the accompanying notes to the consolidated financial statements for additional information.
v.Redwire incurred expenses related to equity-based compensation under Redwire’s equity-based compensation plan.
vi.Redwire adjusted the private warrant liability to reflect changes in fair value recognized as a gain or loss during the respective periods.

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
Book-to-Bill
Our book-to-bill ratio was as follows for the periods presented:

	Three Months Ended		Last Twelve Months
(in thousands, except ratio)	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Contracts awarded	$56,244	$35,101	$250,932	$305,478
Revenues	61,395	87,792	277,704	273,987
Book-to-bill ratio	0.92	0.40	0.90	1.11
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

Our book-to-bill ratio was 0.92 for the three months ended March 31, 2025, as compared to 0.40 for the three months ended March 31, 2024. For the three months ended March 31, 2025 and 2024, none of the contracts awarded balance relates to acquired contract value.

Our book-to-bill ratio was 0.90 for the Last Twelve Months (“LTM”) ended March 31, 2025, as compared to 1.11 for the LTM ended March 31, 2024. For the LTM ended March 31, 2025, contracts awarded includes $21.9 million of acquired contract value from the Hera Systems acquisition, which was completed in the third quarter of 2024. For the LTM ended March 31, 2024, none of the contracts awarded balance relates to acquired contract value.

Backlog
The following table presents our contracted backlog as of March 31, 2025 and December 31, 2024, and related activity for the three months ended March 31, 2025 as compared to the year ended December 31, 2024.

(in thousands)	March 31, 2025	December 31, 2024
Organic backlog, beginning balance	$280,969	$372,790
Organic additions during the period	56,244	207,704
Organic revenue recognized during the period	(57,568)	(297,699)
Foreign currency translation	(282)	(1,826)
Organic backlog, ending balance	279,363	280,969

Acquisition-related contract value, beginning balance	15,683	—
Acquisition-related contract value acquired during the period	—	21,940
Acquisition-related additions during the period	—	145
Acquisition-related revenue recognized during the period	(3,827)	(6,402)
Acquisition-related backlog, ending balance	11,856	15,683
Contracted backlog, ending balance	$291,219	$296,652

We view growth in backlog as a key measure of our business growth. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Our contracted backlog includes $15.5 million and $16.7 million in remaining contract value from T&M contracts as of March 31, 2025 and as of December 31, 2024, respectively.

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

Although contracted backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog. In addition, some of our multi-year contracts are subject to annual funding. Management expects all amounts reflected in contracted backlog to ultimately be fully funded. Contracted backlog from foreign operations in Luxembourg and Belgium was $107.2 million and $70.5 million as of March 31, 2025 and December 31, 2024, respectively. These amounts are subject to foreign exchange rate translations from euros to U.S. dollars that could cause the remaining backlog balance to fluctuate with the foreign exchange rate at the time of measurement.

Liquidity and Capital Resources
Our operations are primarily funded with cash flows provided by operating activities and access to existing credit facilities. As of March 31, 2025, we had $54.2 million in cash and cash equivalents and $35.0 million in available borrowings from our existing credit facilities.

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

Our ability to fund our cash needs is dependent upon the successful execution of our business strategy and future operating results. Our future operating results are subject to, among others, general economic conditions, including as a result of heightened inflation, rising interest rates and supply chain pressures, competitive dynamics in our target markets as well as legislative and regulatory factors that may be outside of our control. As part of our business and debt management strategy, we continuously evaluate opportunities to further strengthen our financial and liquidity position, including issuing additional equity or debt securities, refinancing or otherwise restructuring our existing credit facilities, or entering into new financing arrangements. There can be no assurance that any of these actions will be sufficient to allow us to adequately service our debt obligations, meet our debt covenants, or that such actions will not result in an adverse impact on our business. In the event that we require additional financing, we may not be able to secure such financing on terms acceptable to us or at all. For further information, please refer to the risk factors contained in the Company’s Annual Report.

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

Contractual Obligations
During the three months ended March 31, 2025, there were no material changes to the Company’s contractual obligations as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report that were outside the ordinary course of our business.

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

We had no standby letters of credit as of March 31, 2025, and as of December 31, 2024, we had $15.4 million of standby letters of credit outstanding for a submitted proposal, which were secured by our restricted cash. Refer to Note B of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s restricted cash.

Cash Flows
The table below summarizes certain information from the condensed consolidated statements of cash flows for the following periods:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Cash, cash equivalents and restricted cash at beginning of year	$49,071	$30,278
Operating activities:
Net income (loss)	(2,948)	(8,096)
Reconciling adjustments to net income (loss)	(8,266)	7,040
Changes in working capital	(33,867)	3,820
Net cash provided by (used in) operating activities	(45,081)	2,764
Net cash provided by (used in) investing activities	(4,055)	(2,367)
Net cash provided by (used in) financing activities	54,190	2,032
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	96	(138)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,150	2,291
Cash, cash equivalents and restricted cash at end of period	$54,221	$32,569

Operating activities
Net cash used in operating activities was $45.1 million during the three months ended March 31, 2025 compared to net cash provided by operating activities of $2.8 million, resulting in a $47.8 million increase in the use of cash year-over-year. The change was primarily due to an increase in cash used by working capital of $37.7 million and decrease of $15.3 million in the effects of non-cash adjustments, partially offset by an decrease of $5.1 million in cash used related to the Company’s net loss for the three months ended March 31, 2025 in comparison to 2024. The increase in cash used by working capital is primarily related to a decrease of $5.5 million, $8.2 million and $6.9 million in other liabilities, accounts payable and accrued expenses, and accounts receivable, respectively, compared to an increase of $0.5 million and $7.9 million and a decrease of $13.2 million in the same accounts for 2024, respectively. The decrease was also due to an increase in contract assets of $16.8 million compared to an increase of $3.0 million in contract assets for 2024. These decreases were partially offset by a decrease of $7.6 million in deferred revenue compared to a decrease of $15.4 million in deferred revenue for 2024. The decreases in accounts payable and accrued expenses is primarily a result of timing of payments and invoice receipt and the decrease in other liabilities is primarily related to the payment of a loss contingency related to a litigation matter. Please refer to Note K – Commitments and Contingencies of the accompanying notes to the condensed consolidated financial statements for additional information related to litigation matters. The changes in contract assets and deferred revenue were primarily driven by the timing of billable milestones during the three months ended March 31, 2025 compared to 2024. The decrease in non-cash adjustments is primarily related to a decrease in the fair value of the outstanding private warrants of $13.6 million during the three months ended March 31, 2025 compared to an increase of $1.1 million in 2024. Please refer to Note D – Fair Value of Financial Instruments of the accompanying notes to the condensed consolidated financial statements for additional information related to the fair value of warrants.
Investing activities
Net cash used in investing activities increased by $1.7 million for the three months ended March 31, 2025, as compared to the same period in 2024. The change was due to an increase in capital expenditures primarily related to licensed software for internal-use.
Financing activities
Net cash provided by financing activities increased by $52.2 million during the three months ended March 31, 2025, as compared to 2024. The change was primarily due to an increase in net proceeds received from the exercise of the Company’s public and private warrants of $82.9 million during the three months ended March 31, 2025, for which there was no comparable activity for the same period in 2024. The increase was partially offset by net cash used in debt of $20.7 million during the three months ended March 31, 2025, compared to net proceeds from debt of $2.2 million in 2024 and repayments of advances from third-parties of $7.8 million, for which there was no comparable activity for the same period in 2024. The change from net proceeds from debt to net cash used in debt was driven primarily by increased repayments on draws from the Adams Street Revolving Credit Facility during the three months ended March 31, 2025, compared to 2024.

Foreign Currency Exposures
Our operations in Europe conduct transactions that are primarily denominated in euros, which limits our foreign currency exposure. However, changes in exchange rates will affect the Company’s condensed consolidated financial statements as expressed in U.S. dollars.

Critical Accounting Estimates
There have been no material changes to our critical accounting policies and estimates as disclosed in our audited financial statements included in the Company’s Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company and is not required to provide the information required under this Item 3.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, which are designed to ensure that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were not effective as of March 31, 2025 due to the material weaknesses in internal control over financial reporting described below.

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

The material weaknesses above did not result in a material misstatement to the condensed consolidated financial statements as of March 31, 2025, nor in any restatements of financial statements previously reported by us.

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
We are working to remediate the material weaknesses as efficiently and effectively as possible and expect full remediation for our U.S. operations to be complete by December 31, 2025. Full remediation for our Europe operations will likely go beyond December 31, 2025. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in the Company incurring additional costs, and will place additional demands on our financial and operational resources.

If we are unable to successfully remediate existing or any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, investors may lose confidence in our financial reporting, and/or we could become subject to litigation or investigations by the New York Stock Exchange, the SEC or other regulatory authorities.

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For additional information on pending matters, please refer to Note K – Commitments and Contingencies of the accompanying notes to the condensed consolidated financial statements. For additional information on the risks associated with the existing and future investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, please refer to Item 1A. “Risk Factors”.

ITEM 1A. RISK FACTORS
As of March 31, 2025, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about redemptions(1) of our Public Warrants (as defined below) during the three months ended March 31, 2025:

Period	Total Number of Public Warrants Redeemed	Average Price Paid Per Public Warrant	Total Number of Public Warrants Redeemed as Part of Publicly Announced Program(1)	Maximum Number of Public Warrants that May Yet Be Redeemed Under the Plans or Programs(1)
January 1 through January 31, 2025	—	—	—	—
February 1 through February 28, 2025	—	—	—	—
March 1 through March 31, 2025	1,450,586	$0.01	1,450,586
	1,450,586		1,450,586
(1) On February 20, 2025, the Company announced that it would redeem all of its publicly traded warrants to purchase shares of the Company’s common stock that were issued under the Warrant Agreement, dated November 23, 2020, by and between the Company (f/k/a Genesis Park Acquisition Corp.) and Continental Stock Transfer & Trust Company, as warrant agent (the “Public Warrants”) that remained outstanding at 5:00 p.m. New York City time on March 24, 2025 (the “Redemption Date”) for a redemption price of $0.01 per warrant. On the Redemption Date, a total of 1,450,586 Public Warrants remained unexercised as of 5:00 p.m. New York City time, and the Company redeemed those Public Warrants for an aggregate redemption price of approximately $14.5 thousand. In connection with the redemption, the Public Warrants ceased trading on the New York Stock Exchange and were delisted.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2025, none of the directors or officers of the Company informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K), except as described below:

On March 13, 2025, David Kornblatt, a Director of the Company’s Board and Chair of the Audit Committee, entered into a Rule 10b5-1 Plan (the “Kornblatt Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Kornblatt Plan provides for the potential sale (beginning on June 12, 2025) of up to 40,000 shares of the Company’s common stock and expires on February 28, 2026, or upon the earlier completion of all the transactions authorized thereunder.

On March 14, 2025, John Bolton, a Director of the Company’s Board, entered into a Rule 10b5-1 Plan (the “Bolton Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Bolton Plan provides for the potential sale (beginning on June 17, 2025) of up to 200,000 shares of the Company’s common stock and expires on August 15, 2026, or upon the earlier completion of all the transactions authorized thereunder.

ITEM 6. EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
2.1
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

Redwire Corporation

Date:	May 12, 2025	By:	/s/ Peter Cannito
		Name:	Peter Cannito
		Title:	Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Date:	May 12, 2025	By:	/s/ Jonathan Baliff
		Name:	Jonathan Baliff
		Title:	Chief Financial Officer and Director
(Principal Financial Officer)

Date:	May 12, 2025	By:	/s/ Chris Edmunds
		Name:	Chris Edmunds
		Title:	Chief Accounting Officer
(Principal Accounting Officer)