Form 10-Q
period 2025-06-30
Redwire Corp
filed 2025-08-07
CIK 1819810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
(650) 701-7722
Registrant’s telephone number, including area code
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 144,039,944 shares of common stock as of August 4, 2025.

REDWIRE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2025

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
Redwire believes it is important to communicate its expectations to its security holders. However, there may be events in the future that Redwire’s management is not able to predict accurately or over which Redwire has no control. The risk factors and cautionary language contained in this report, and other reports and documents filed by Redwire with the Securities and Exchange Commission (the “SEC”), provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in such forward-looking statements, including among other things:
•risks associated with economic uncertainty, including high inflation, effects of trade tariffs and other trade actions, supply chain challenges, labor shortages, increased labor costs, high interest rates, foreign currency exchange volatility, concerns of economic slowdown or recession and reduced spending or suspension of investment in new or enhanced projects;
•the failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations and our financial condition and results of operations;
•our limited operating history in an evolving industry and history of losses to date as well as the limited operating history of Edge Autonomy and the relatively novel nature of the drone industry makes it difficult to evaluate our future prospects and the risks and challenges we may encounter;
•if we are unable to successfully integrate recently completed and future acquisitions, including the recent acquisition of Edge Autonomy, or successfully select, execute or integrate future acquisitions into the business and realize anticipated synergies and benefits, our operations and financial condition could be materially and adversely affected;
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
•customers’ willingness to adopt uncrewed aircraft systems technology;
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
•we are subject to the requirements of the National Industrial Security Program Operating Manual for our facility security clearance, which is a prerequisite to our ability to perform on classified contracts for the U.S. government;
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

Item 1. Financial Statements and Supplementary Data

REDWIRE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of U.S. dollars, except share data)

	June 30, 2025	December 31, 2024
Current assets:
Cash, cash equivalents and restricted cash	$78,559	$49,071
Accounts receivable, net	36,811	21,905
Contract assets	51,044	43,044
Inventory, net	58,835	2,239
Prepaid expenses and other current assets	19,273	9,666
Total current assets	244,522	125,925
Property, plant and equipment, net of accumulated depreciation of $12,615 and $9,628	47,511	17,837
Right-of-use assets	30,248	15,277
Intangible assets, net of accumulated amortization of $32,195 and $25,920	396,130	61,788
Goodwill	789,254	71,161
Other non-current assets	521	629
Total assets	$1,508,186	$292,617
Liabilities, Convertible Preferred Stock and Equity (Deficit)
Current liabilities:
Accounts payable	$38,885	$32,127
Notes payable to sellers	7,171	—
Short-term debt, including current portion of long-term debt	5,280	1,266
Short-term operating lease liabilities	4,573	4,354
Short-term finance lease liabilities	540	473
Accrued expenses	33,380	24,192
Deferred revenue	65,343	67,201
Other current liabilities	12,257	19,730
Total current liabilities	167,429	149,343
Long-term debt, net	185,464	124,464
Long-term operating lease liabilities	28,320	13,444
Long-term finance lease liabilities	1,068	980
Warrant liabilities	23,014	55,285
Deferred tax liabilities	40,800	582
Other non-current liabilities	2,606	428
Total liabilities	$448,701	$344,526
Commitments and contingencies (Note M – Commitments and Contingencies)
Convertible preferred stock, $0.0001 par value, 125,292.00 shares authorized; issued and outstanding: 2025—103,855.14 and 2024—108,649.30. Liquidation preference: 2025—$567,255 and 2024—$599,412 (Note N – Convertible Preferred Stock)	$151,893	$136,805
Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 99,874,708 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; issued and outstanding 2025—142,575,692 and 2024—67,002,370	14	7
Treasury stock, 2025—729,295 shares and 2024—728,739 shares, at cost	(3,581)	(3,573)
Additional paid-in capital	1,392,204	161,619
Accumulated deficit	(493,393)	(348,106)
Accumulated other comprehensive income (loss)	12,348	1,339
Total shareholders’ equity (deficit)	907,592	(188,714)
Total liabilities, convertible preferred stock and equity (deficit)	$1,508,186	$292,617
The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues	$61,760	$78,111	$123,155	$165,903
Cost of sales	80,824	65,127	133,178	138,094
Gross profit	(19,064)	12,984	(10,023)	27,809
Operating expenses:
Selling, general and administrative expenses	54,464	18,088	73,210	35,450
Transaction expenses	16,643	278	20,442	278
Research and development	1,720	1,748	2,533	2,788
Operating income (loss)	(91,891)	(7,130)	(106,208)	(10,707)
Interest expense, net	23,755	3,009	27,349	5,927
Other (income) expense, net	13,937	7,933	(844)	9,425
Income (loss) before income taxes	(129,583)	(18,072)	(132,713)	(26,059)
Income tax expense (benefit)	(32,604)	15	(32,786)	124
Net income (loss)	(96,979)	(18,087)	(99,927)	(26,183)
Net income (loss) attributable to noncontrolling interests	—	5	—	4
Net income (loss) attributable to Redwire Corporation	(96,979)	(18,092)	(99,927)	(26,187)
Less: dividends on Convertible Preferred Stock	29,739	9,699	33,179	12,742
Net income (loss) available to common shareholders	$(126,718)	$(27,791)	$(133,106)	$(38,929)

Net income (loss) per common share:
Basic and diluted	$(1.41)	$(0.42)	$(1.66)	$(0.59)

Weighted-average shares outstanding:
Basic and diluted	89,554,940	65,701,704	80,424,270	65,636,995

Comprehensive income (loss):
Net income (loss) attributable to Redwire Corporation	$(96,979)	$(18,092)	$(99,927)	$(26,187)
Foreign currency translation gain (loss), net of tax	10,174	(78)	11,009	(750)
Total other comprehensive income (loss), net of tax	10,174	(78)	11,009	(750)
Total comprehensive income (loss)	$(86,805)	$(18,170)	$(88,918)	$(26,937)

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(In thousands of U.S. dollars, except share data)

Three Months Ended June 30, 2025	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of March 31, 2025	77,082,332	$8	728,739	$(3,573)	$284,381	$(351,054)	$2,174	$(68,064)
Equity-based compensation expense	—	—	—	—	32,686	—	—	32,686
Common stock issued in offering	15,525,000	1	—	—	245,039	—	—	245,040
Common stock issued in connection with Edge Acquisition	49,764,847	5	—	—	862,556	—	—	862,561
Common stock issued for share-based awards	203,513	—	—	—	827	—	—	827
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	556	(8)	—	—	—	(8)
Convertible preferred stock paid-in-kind dividend	—	—	—	—	(33,285)	—	—	(33,285)
Convertible preferred stock repurchased	—	—	—	—	—	(45,360)	—	(45,360)
Foreign currency translation, net of tax	—	—	—	—	—	—	10,174	10,174
Net loss	—	—	—	—	—	(96,979)	—	(96,979)
Balance as of June 30, 2025	142,575,692	$14	729,295	$(3,581)	$1,392,204	$(493,393)	$12,348	$907,592

Six Months Ended June 30, 2025	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	67,002,370	$7	728,739	$(3,573)	$161,619	$(348,106)	$1,339	$(188,714)
Equity-based compensation expense	—	—	—	—	35,598	—	—	35,598
Common stock issued in offering	15,525,000	1	—	—	245,039	—	—	245,040
Common stock issued in connection with Edge Acquisition	49,764,847	5	—	—	862,556	—	—	862,561
Common stock issued for share-based awards	217,913	—	—	—	827	—	—	827
Common stock issued for warrants exercised	9,499,138	1	—	—	117,779	—	—	117,780
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	556	(8)	—	—	—	(8)
Convertible preferred stock paid-in-kind dividend	—	—	—	—	(33,285)	—	—	(33,285)
Convertible preferred stock converted to common stock	566,424	—	—	—	2,071	—	—	2,071
Convertible preferred stock repurchased	—	—	—	—	—	(45,360)	—	(45,360)
Foreign currency translation, net of tax	—	—	—	—	—	—	11,009	11,009
Net loss	—	—	—	—	—	(99,927)	—	(99,927)
Balance as of June 30, 2025	142,575,692	$14	729,295	$(3,581)	$1,392,204	$(493,393)	$12,348	$907,592

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(In thousands of U.S. dollars, except share data)

Three Months Ended June 30, 2024	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of March 31, 2024	65,578,724	$7	373,420	$(1,007)	$190,858	$(241,886)	$2,236	$(49,792)	$222	$(49,570)
Equity-based compensation expense	—	—	—	—	1,918	—	—	1,918	—	1,918
Common stock issued for share-based awards	401,973	—	—	—	530	—	—	530	—	530
Convertible preferred stock paid-in-kind dividend	—	—	—	—	(12,590)	—	—	(12,590)	—	(12,590)
Sales of joint venture	—	—	—	—	—	—	(164)	(164)	(225)	(389)
Foreign currency translation, net of tax	—	—	—	—	—	—	(76)	(76)	(2)	(78)
Net loss	—	—	—	—	—	(18,092)	—	(18,092)	5	(18,087)
Balance as of June 30, 2024	65,980,697	$7	373,420	$(1,007)	$180,716	$(259,978)	$1,996	$(78,266)	$—	$(78,266)

Six Months Ended June 30, 2024	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	65,546,174	$7	353,470	$(951)	$188,323	$(233,791)	$2,903	$(43,509)	$228	$(43,281)
Equity-based compensation expense	—	—	—	—	4,453	—	—	4,453	—	4,453
Common stock issued for share-based awards	434,523	—	—	—	530	—	—	530	—	530
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	19,950	(56)	—	—	—	(56)	—	(56)
Convertible preferred stock paid-in-kind dividend	—	—	—	—	(12,590)	—	—	(12,590)	—	(12,590)
Sale of join ventures	—	—	—	—	—	—	(164)	(164)	(225)	(389)
Foreign currency translation, net of tax	—	—	—	—	—	—	(743)	(743)	(7)	(750)
Net income (loss)	—	—	—	—	—	(26,187)	—	(26,187)	4	(26,183)
Balance as of June 30, 2024	65,980,697	$7	373,420	$(1,007)	$180,716	$(259,978)	$1,996	$(78,266)	$—	$(78,266)

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of U.S. dollars)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income (loss)	$(99,927)	$(26,183)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,106	5,678
Amortization of debt issuance costs and discount	642	349
Equity-based compensation expense	35,598	4,453
(Gain) loss on sale of joint ventures	—	(1,303)
(Gain) loss on change in fair value of warrants	2,692	10,052
Deferred provision (benefit) for income taxes	(32,069)	112
Non-cash lease (benefit) expense	(266)	22
Other	(3,411)	690
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,468)	9,987
(Increase) decrease in contract assets	(5,724)	(6,449)
(Increase) decrease in inventory	1,449	(314)
(Increase) decrease in prepaid expenses and other assets	(3,024)	274
Increase (decrease) in accounts payable and accrued expenses	(5,586)	4,838
Increase (decrease) in deferred revenue	(28,433)	(8,497)
Increase (decrease) in operating lease liabilities	(55)	(169)
Increase (decrease) in other liabilities	732	(282)
Net cash provided by (used in) operating activities	(132,744)	(6,742)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(151,791)	—
Net proceeds from sale of joint ventures	—	4,598
Purchases of property, plant and equipment	(4,752)	(2,475)
Purchase of intangible assets	(5,186)	(1,579)
Net cash provided by (used in) investing activities	(161,729)	544

Cash flows from financing activities:
Proceeds received from debt	190,327	15,000
Repayments of debt	(125,876)	(7,988)
Payment of debt issuance fees	(105)	(322)
Repayment of finance leases	(227)	(235)
Repayments of third-party advances	(7,820)	—
Proceeds from issuance of common stock	328,684	530
Shares repurchased for settlement of employee tax withholdings on share-based awards	(8)	(56)
Repurchase of convertible preferred stock	(61,486)	—
Net cash provided by (used in) financing activities	323,489	6,929
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	472	(177)
Net increase (decrease) in cash, cash equivalents and restricted cash	29,488	554
Cash, cash equivalents and restricted cash at beginning of period	49,071	30,278
Cash, cash equivalents and restricted cash at end of period	$78,559	$30,832

The accompanying notes are an integral part of the condensed consolidated financial statements.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note A – Description of the Business
Redwire Corporation (the “Company”) is an integrated space and defense tech company focused on advanced technologies including space infrastructure, autonomous systems and multi-domain operations leveraging digital engineering and artificial intelligence automation. The Company develops and provides mission critical airborne and space solutions based on core space infrastructure and platform offerings for government and commercial customers through both short- and long-duration projects. These core airborne and space-based offerings include technologies and production capability for avionics, sensors and payloads; power generation; structures and mechanisms; radio frequency (“RF”) systems; airborne and spacecraft platforms and missions; and microgravity payloads. The Company serves both U.S. and international customers.

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

Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has concluded that it operates in one operating segment and one reportable segment, space and defense technology solutions, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Refer to Note S – Segment Reporting for additional information.

Foreign Currency Translation
The Company’s condensed consolidated financial statements are presented in United States dollars (“USD”), which is the functional currency of the Company. The local currency of the Company’s foreign operations is considered to be the functional currency of those operations, which is primarily the Euro. Assets and liabilities of the Company’s foreign subsidiaries, where the functional currency is the local currency, are translated into USD at exchange rates effective as of the balance sheet date. Revenues and expenses are translated using average exchange rates in effect for the periods presented.

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

The Company had $2.1 million and $15.4 million of restricted cash as of June 30, 2025 and December 31, 2024, respectively, related to standby letters of credit for performance guarantees and submitted proposals which are legally restricted for withdrawal and use. Amounts may be subject to final price adjustments upon delivery and acceptance of the related performance obligations by the customer. As of December 31, 2024, restricted cash included $7.8 million of proceeds received from third-parties that were refundable except in certain limited circumstances and were also included as other current liabilities on the condensed consolidated balance sheets. During the six months ended June 30, 2025, the $7.8 million of restricted cash was refunded and the associated liability relieved.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets to the condensed consolidated statements of cash flows for the following periods:

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$76,503	$30,832
Restricted cash	2,056	—
Total cash, cash equivalents and restricted cash	$78,559	$30,832

The table below presents supplemental cash flow information during the following periods:

	Six Months Ended
	June 30, 2025	June 30, 2024
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$26,591	$5,462
Income taxes	—	216

Non-Cash Investing and Financing Activities:
Convertible Preferred Stock dividend paid-in-kind	$33,285	$12,590
Equity consideration in acquisition of businesses	862,561	—
Settlement of private warrant liabilities for common stock	34,963	—
Exchange of Series A Convertible Preferred Stock for common stock	2,071	—
Capital expenditures not yet paid	2,723	2,069

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

Note C – Business Combinations
Edge Autonomy Acquisition
On January 20, 2025, the Company entered into an agreement and plan of merger (as amended on February 3, 2025, and June 9, 2025, the “Merger Agreement”) with Edge Ultimate Holdings, LP, a Delaware limited partnership (“Ultimate Holdings”) to acquire 100% of the equity interests in Edge Autonomy Intermediate Holdings, LLC (together with its subsidiaries, “Edge Autonomy”), a leading provider of field-proven uncrewed airborne system (“UAS”) technology (the “Edge Acquisition”). On June 13, 2025, following the satisfaction of all regulatory approvals, including a stockholder vote, the acquisition was completed. Under the terms of the Merger Agreement, a subsidiary of Redwire merged with and into Edge Autonomy Intermediate Holdings, LLC, the parent company of Edge Autonomy, with Edge Autonomy Intermediate Holdings, LLC as the surviving entity and a wholly owned subsidiary of the Company. On the same day merger consideration was transferred, including $160.0 million in cash (“Cash Consideration”) and the issuance of 49,764,847 shares of the Company’s common stock (“Equity Consideration”). Common stock equal to $5.0 million, valued at a price per share of $15.07, was held back from the Equity Consideration to fund post-closing purchase price adjustments, if any. The Company funded the Cash Consideration using cash on hand and proceeds from its indebtedness. Refer to Note I – Debt for additional information on the Company’s outstanding debt.

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

June 13, 2025
Cash consideration	$160,000
Fair value of common stock issued(1)	862,561
Payable to the seller	7,171
Purchase consideration	$1,029,732
Assets:
Cash	$8,209
Accounts receivable and other receivable	10,717
Inventory	57,536
Prepaid expenses and other current assets	6,303
Property, plant and equipment	26,207
Right-of-use assets	14,822
Intangible assets	332,400
Other non-current assets	254
Total assets	456,448

Liabilities:
Accounts payable	5,598
Accrued expenses	16,130
Deferred revenue	26,111
Other current liabilities	19
Long-term operating lease liabilities	14,973
Deferred tax liabilities	72,347
Other non-current liabilities	1,019
Total liabilities	136,197
Fair value of net identifiable assets acquired	320,251
Goodwill	$709,481
(1) Fair value of the common stock issued is based on the Company’s common stock closing price of $19.08 on the acquisition date, June 13, 2025, less the fair value of the Edge Incentive Units of $87.0 million. Refer to Note P – Equity-Based Compensation for additional information on the Edge Incentive Units.

The following table summarizes the intangible assets acquired by class:

	June 13, 2025	Weighted average useful life in years
Customer relationships	$36,400	9
Technology	264,300	13
Trade name and trademark	31,700	16
Total intangible assets	$332,400

The amounts above represent preliminary valuation analyses completed necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions; however, the amounts indicated above are preliminary in nature and are subject to

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Accordingly, there may be adjustments to the assigned values of acquired assets and assumed liabilities. All values remain preliminary including, but not limited to, intangible assets, including the preliminary assumptions used in their estimates of fair values and their respective estimated useful lives, the valuation of certain tangible assets, working capital accounts, income taxes, and residual goodwill. The final determination of the fair values, purchase consideration, related income tax impacts and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.

The preliminary fair values of identifiable intangible assets were determined by using certain estimates and assumptions that are not observable in the market. The fair value of the acquired technology and trademark and trade name was estimated using the relief from royalty method. The significant assumptions used to estimate the fair value included forecasted revenues, expected royalty rates, expected attrition rates and discount rates. The fair value of the acquired customer relationships was estimated using the multi-period excess earnings method. The significant assumptions used to estimate the fair value of customer relationships included forecasted revenues, expected customer attrition rates, and discount rates.

The results of operations of Edge Autonomy have been included in the Company’s consolidated results of operations since the date of acquisition, June 13, 2025. The table below presents the revenues and net income (loss) of Edge Autonomy included in the condensed consolidated statements of operations and comprehensive income (loss) since the acquisition date, for the following periods:

Three and Six Months Ended
June 30, 2025
Post-acquisition revenues	$5,946
Net income (loss) attributable to Redwire Corporation	(34,918)

Pro Forma Financial Data (Unaudited)
The table below presents the pro forma combined results of operations for the Company for the three and six months ended June 30, 2025 and 2024 as though the acquisition of Edge had been completed as of January 1, 2024.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues	$113,444	$132,802	$210,197	$261,311
Net income (loss) attributable to Redwire Corporation	(68,545)	$(28,511)	(79,894)	(116,553)
The amounts included in the pro forma information are based on the historical results and do not necessarily represent what would have occurred if the Edge Acquisition had taken place as of January 1, 2024, nor do they represent the results that may occur in the future. Accordingly, the pro forma financial information should not be relied upon as being indicative of the results that would have been realized had the business combination occurred as of the date indicated or that may be achieved in the future.

Other Acquisitions
On August 30, 2024, the Company acquired 100% of the equity interests of Hera Systems, Inc. (“Hera”), a spacecraft developer focused on specialized missions for national security space customers. Hera’s primary operations include developing high-performance spacecraft to support the evolving requirements for national security missions operating in contested space. Hera’s advanced platform incorporates cyber-secure communications, resilient power systems, highly accurate pointing, extensive maneuverability and massive on-board computing power supporting mission- and payload-specific machine learning. This acquisition was not material individually to the Company’s financial position nor the results of operations for the periods presented in the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income (loss), respectively. Therefore, the pro forma operating results and other disclosures for the Hera acquisition are not presented.

The Company incurred acquisition related costs for completed acquisitions of $16.6 million and $20.4 million during the three and six months ended June 30, 2025, respectively, and $0.2 million during the three and six months ended June 30, 2024, respectively. These expenses are included in transaction expenses on the condensed consolidated statements of operations and comprehensive income (loss).

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

Private Warrants
In September 2021, the Company issued 7,732,168 private warrants in a transaction exempt from registration under securities regulations. The warrants, which are not listed for trading on a stock exchange, entitle the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will expire on September 2, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The private warrants were established as a liability at issuance. Classification of the private warrants as liability instruments was based on an analysis of the guidance in accordance with U.S. GAAP and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” The Company considered whether the private warrants display the three characteristics of a derivative, and concluded the private warrants meet the definition of a derivative. However, the private warrants fail to meet the equity scope exception and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. The changes in fair value of the private warrant liability were an increase of $16.3 million and $9.0 million for the three months ended June 30, 2025 and 2024, respectively, and an increase of $2.7 million and $10.1 million for the six months ended June 30, 2025 and 2024, respectively. These changes in fair value are recognized as other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss).

During the six months ended June 30, 2025, 4,631,799 private warrants were exercised on a cashless basis for 2,293,739 shares of the Company’s common stock. Additionally, during the six months ended June 30, 2025, 467,174 private warrants were exercised and converted into 467,174 shares of the Company’s common stock at the exercise price of $11.50 per share for proceeds of $5.4 million. Upon exercise, the Company remeasured the fair value of the related private warrants, which was recognized as other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss) and then released the associated liability upon issuance of the Company’s common stock. Refer to Note K – Warrants and Capital Stock Transactions for additional information.

The private warrants were valued using a modified Black-Scholes OPM. As certain inputs are not observable in the market, the private warrants are classified as Level 3 instruments within the fair value hierarchy. The table below presents the fair value per warrant and the valuation assumptions under the Black-Scholes OPM:

	June 30, 2025	February 25, 2025	December 31, 2024
Fair value per share	$8.74	$6.84	$7.15
Warrants outstanding	2,633,195	5,098,978	7,732,168
Exercise price	$11.50	$11.50	$11.50
Common stock price	$16.30	$14.34	$16.46
Expected option term	1.2 years	1.5 years	1.7 years
Expected volatility	103.00%	82.90%	52.70%
Risk-free rate of return	3.88%	4.05%	4.18%
Expected annual dividend yield	—%	—%	—%

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the Company’s financial instruments measured at fair value on a recurring basis:

		June 30, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$23,014	$23,014
Total liabilities		$—	$—	$23,014	$23,014

		December 31, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$55,285	$55,285
Total liabilities		$—	$—	$55,285	$55,285
Changes in the fair value of Level 3 financial liabilities were as follows:

Liabilities:	Private Warrants	Total Level 3
December 31, 2024	$55,285	$55,285
Changes in fair value	2,692	2,692
Settlements	(34,963)	(34,963)
June 30, 2025	$23,014	$23,014

Note E – Accounts Receivable, net
The accounts receivable, net balance was as follows:

	June 30, 2025	December 31, 2024
Billed receivables	$30,258	$18,450
Unbilled receivables	6,553	3,455
Total accounts receivable, net	$36,811	$21,905
Accounts receivable are recorded for amounts to which the Company is entitled and has invoiced to the customer. Unbilled receivables, presented in the table above, consist of unbilled amounts under time-and-material (“T&M”) contracts where billing and payment is subject solely to the passage of time.

Substantially all accounts receivable as of June 30, 2025 are expected to be collected in 2025. The Company does not believe there is a significant exposure to credit risk as the majority of the Company’s accounts receivable are due from U.S. and foreign governments or large prime contractors of such government entities. As a result, the allowance for credit losses was not material as of June 30, 2025 and December 31, 2024, respectively.

Note F – Inventory, net
The inventory balance was as follows:

	June 30, 2025	December 31, 2024
Raw materials	$28,801	$1,812
Work in process	25,632	427
Finished goods	4,402	—
Inventory, net	$58,835	$2,239
The Company records a reserve for slow-moving inventory as a charge against earnings for all products identified as surplus, slow-moving, or discontinued. The amounts presented above are shown net of inventory reserves of $1.4 million as of June 30, 2025. The Company had no inventory reserves as of December 31, 2024.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note G – Intangible Assets, net
The intangible assets gross carrying amount and accumulated amortization were as follows:

	June 30, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$77,127	$(10,546)	$66,581	15
Technology	301,158	(15,451)	285,707	13
Trademarks	34,872	(2,243)	32,629	15
Internal-use software licenses	12,638	(3,955)	8,683	6
In-process internal-use software	2,230	—	2,230
Indefinite-lived intangible assets:
Tradename	300	—	300
Total intangible assets	$428,325	$(32,195)	$396,130

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$39,606	$(8,403)	$31,203	21
Technology	33,379	(12,351)	21,028	15
Trademarks	3,172	(2,050)	1,122	9
Internal-use software licenses	8,760	(3,116)	5,644	6
In-process internal-use software	2,491	—	2,491
Indefinite-lived intangible assets:
Tradename	300	—	300
Total intangible assets	$87,708	$(25,920)	$61,788

There was no impairment recognized related to intangible assets during the three and six months ended June 30, 2025 and 2024, respectively.

Note H – Goodwill

The changes in the carrying amount of goodwill were as follows:

	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance of goodwill as of December 31, 2024	$121,078	$(49,917)	$71,161
Goodwill arising from Edge Acquisition	709,481	—	709,481
Change arising from impact of foreign currency	9,056	(444)	8,612
Balance of goodwill as of June 30, 2025	$839,615	$(50,361)	$789,254

There was no impairment recognized related to goodwill during the three and six months ended June 30, 2025 and 2024, respectively.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note I – Debt
The table below presents details of the Company’s debt as of the following periods and the effective interest rate as of June 30, 2025:

	Effective interest rate	June 30, 2025	December 31, 2024
Adams Street Term Loan	11.13%	$30,057	$30,212
Adams Street Delayed Draw Term Loan	11.13	14,544	14,619
Adams Street Incremental Term Loan	11.08	31,108	31,268
Adams Street Revolving Credit Facility	13.76	30,000	50,000
JPMorgan Term Loan	13.75	90,000	—
D&O Financing Loans	—	—	486
Total debt		195,709	126,585
Less: unamortized discounts and issuance costs		4,965	855
Total debt, net		190,744	125,730
Less: Short-term debt, including current portion of long-term debt		5,280	1,266
Total long-term debt, net		$185,464	$124,464
Adams Street Credit Agreement
On October 28, 2020, the Company entered into a credit agreement with Adams Street Capital (the “Adams Street Credit Agreement”), the terms of which were subsequently modified by various amendments through June 30, 2025. As amended, the Adams Street Credit Agreement includes (i) a $31.0 million term loan commitment, (ii) a $15.0 million delayed draw term loan, (iii) a $32.0 million incremental term loan, and (iv) a $65.0 million revolving credit facility commitment, all of which mature on April 28, 2027. During the six months ended June 30, 2025, the Company borrowed $5.0 million and repaid $25.0 million on the revolving credit facility. There was no activity on the revolving credit facility for the three months ended June 30, 2025. As of June 30, 2025, the Company had $35.0 million of remaining capacity under the Company’s revolving credit facility.

As of June 30, 2025, the outstanding principal on the Adams Street Credit Agreement incurs cash interest in accordance with the base rate plus the applicable rates as set forth in the table below:

	Term SOFR Rate	Base Rate
Term loans	6.00%	5.00%
Revolving credit facility:
Aggregate principal of $5.0 million or less	6.00	5.00
Aggregate principal in excess of $5.0 million	7.50	6.50

As amended in March 2022, AE Industrial Partners Fund II, LP (“AEI Fund II”) and certain of its affiliates (the “AEI Guarantors”), provided a limited guarantee for the payment of outstanding revolving loans in excess of $10.0 million, with a $15.0 million cap in the aggregate. In the event that the AEI Guarantors are required to make payments to the lenders under the Adams Street Credit Agreement pursuant to the terms of the limited guarantee, each AEI Guarantor would be subrogated to the rights of the lenders. In connection with the limited guarantee, the Company agreed to pay to the AEI Guarantors a fee equal to 2% of any amount actually paid by such guarantors under the limited guarantee. The fee is waivable by the AEI Guarantors at their discretion.

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

In June 2025, the Company entered into a Tenth Amendment to the Adams Street Credit Agreement (“Tenth Amendment”) in which, (i) the maturity date was extended to April 28, 2027, (ii) the interest rate of the term loans will be increased to match the interest rate under the JPMorgan Credit Agreement (as defined below), commencing on January 1, 2026, and (iii) Adams Street Capital was granted a second lien on the equity interests of Edge Autonomy, the Company’s wholly owned subsidiary. In connection with the Tenth Amendment, the Company incurred a nominal amount of fees paid to the lender and third-parties. Fees paid to the lender were recorded as a discount on the related facility, while costs paid to third-parties were expensed as incurred and recorded as other (income) expense in the condensed consolidated statements of operations and comprehensive income (loss).

The Adams Street Credit Agreement, as amended, contains certain customary representations and warranties, affirmative and other covenants and events of default, including among other things, payment defaults, breach of representations and warranties, and covenant defaults. As of June 30, 2025 and December 31, 2024, the Company was in compliance with its covenant requirements, as amended.

JP Morgan Chase Credit Agreement
In June 2025, the Company’s wholly owned subsidiary, Edge Intermediate Holdings, LLC, entered into a credit agreement with JPMorgan Chase Bank, N.A. (the “JPMorgan Credit Agreement”) which includes a $90.0 million term loan and matures on April 28, 2027. As of June 30, 2025, the outstanding principal on the JPMorgan Credit Agreement incurs cash interest, which is payable quarterly in accordance with the SOFR rate plus the applicable per annum rate of 6.5% through December 31, 2025 and 7.0% from January 1, 2026 through maturity. Under the terms of the JPMorgan Credit Agreement, the Company will make principal payments in the amount of 1.25% of the original outstanding term loan quarterly until maturity at which time the remaining principal balance becomes due in full. The JPMorgan Credit Agreement contains certain customary representations and warranties, affirmative and other covenants and events of default, including among other things, payment defaults, breach of representations and warranties, and covenant defaults. In connection with the issuance of the JPMorgan Credit Agreement, the Company incurred $4.2 million of fees paid to the lender and debt issuance costs which were recorded as a discount on the related term loan and are being amortized over the term of the loan using the effective interest method. As of June 30, 2025, the Company was in compliance with its covenant requirements.

Seller Note
In June 2025, the Company entered into an unsecured promissory note agreement with Ultimate Holdings (an affiliate of AE Industrial Partners and former parent of Edge Autonomy) (the “Seller Note”), which included a note payable of $100.0 million. The Seller Note was used to finance a portion of the cash consideration of the Edge Autonomy acquisition. The Seller Note has a 3.0% upfront fee that was paid-in-kind and added to the principal amount which will be fully earned at the maturity and has a minimum return payment that is equal to 1.20 times if it is repaid prior to December 31, 2025, less aggregate cash payments of principal, interest (including paid-in-kind interest) and the upfront fee previously or then being paid in cash. The upfront fee and minimum return payment were recorded as a discount on the related term loan and are being amortized over the term of the loan using the effective interest method. The Seller Note accrues interest at an annual rate of 15.0% through December 31, 2025 and 18.0% thereafter which is payable quarterly either in cash or in-kind, at the Company’s option. The Seller Note has a maturity that is the earliest of (i) a change in control or a sale of all or substantially all of the Company’s assets; (ii) the date that is ninety-one (91) days following the maturity date of the Adams Street Credit Agreement or JPMorgan Credit Agreement; and (iii) acceleration following an event of default as defined within the agreement. The Seller Note also provides that if the Company receives any equity financing net proceeds, 100.0% of such proceeds, to the extent available, must be applied to the prepayment of the Seller Note in cash.

During June 2025, the Company completed an equity raise and issued 15,525,000 shares of common stock at a price of $16.75 per share for net proceeds of $245.0 million. In accordance with the terms of the Seller Note, the Company used $120.0 million of the proceeds to repay the Seller Note in full, inclusive of the minimum return. As a result of the repayment, the Company recorded interest expense of $20.0 million for the three and six months ended June 30, 2025.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

D&O Financing Loan
On September 3, 2023, the Company entered into a $1.2 million loan with AFCO Credit Corporation (the “2023 D&O Financing Loan”) to finance the Company’s directors and officers insurance premium. The 2023 D&O Financing Loan had an interest rate of 7.39% per annum and a maturity date of March 3, 2024. In March 2024, the Company repaid the full outstanding principal and interest on the 2023 D&O Financing Loan.

On August 28, 2024, the Company entered into a $1.0 million loan with AFCO Credit Corporation (the “2024 D&O Financing Loan”) to finance the Company’s directors and officers insurance premium. The 2024 D&O Financing Loan had an interest rate of 7.53% per annum and a maturity date of March 3, 2025. In March 2025, the Company repaid the full outstanding principal and interest on the 2024 D&O Financing Loan.

Note J – Leases
The Company has entered into and acquired long-term leasing arrangements for the right to use various classes of underlying assets including facilities, vehicles and office equipment.

Other Supplemental Information
The table below presents other supplemental information related to the Company’s leases for the following periods:

	Three Months Ended
	June 30, 2025		June 30, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$1,506	$172	$1,142	$147
Right-of-use assets obtained in exchange for new lease liabilities	—	110	—	58

	Six Months Ended
	June 30, 2025		June 30, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$2,959	$326	$2,281	$297
Right-of-use assets obtained in exchange for new lease liabilities	1,922	219	35	226

Note K – Warrants and Capital Stock Transactions
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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

On February 20, 2025, the Company directed its warrant agent to deliver a notice of redemption to each registered holder of the outstanding public warrants in accordance with the terms under the warrant agreement as further described above. During the six months ended June 30, 2025, 6,738,225 public warrants were exercised and converted into 6,738,225 shares of Company’s common stock at the exercise price of $11.50 per share for proceeds of $77.5 million and 1,450,586 public warrants were redeemed by the Company at $0.01 per warrant.

As of June 30, 2025, there were no public warrants issued and outstanding and as of December 31, 2024, there were 8,188,811 public warrants issued and outstanding.

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

During the six months ended June 30, 2025, 4,631,799 private warrants were exercised on a cashless basis for 2,293,739 shares of the Company’s common stock. The conversion factor was derived by multiplying the amount of common shares underlying the warrants by the excess fair value over the warrant exercise price and then dividing by the fair value. The fair value is defined as the average closing price of the Company’s common stock for the ten (10) trading days ending on the third trading day prior to the date on which the notice of exercise was provided to the Company’s stock transfer agent. Additionally, during the six months ended June 30, 2025, 467,174 private warrants were exercised and converted into 467,174 shares of the Company’s common stock at the exercise price of $11.50 per share for proceeds of $5.4 million. Upon exercise, the Company remeasured the fair value of the related warrants and then released the associated liability upon issuance of the Company’s common stock. Refer to Note D – Fair Value of Financial Instruments for information on the Level 3 inputs used to value the private warrants.

As of June 30, 2025 and December 31, 2024, there were 2,633,195 and 7,732,168, respectively, private warrants issued and outstanding.

Equity Offering
In June 2025, the Company issued 15,525,000 shares of common stock at a price of $16.75 per share for net proceeds of $245.0 million. The shares were issued pursuant to the Company’s Form S-3 filed with the SEC on September 6, 2023, under which the Company may offer and sell up to $400 million of the Company’s securities. In connection with the issuance of common stock, the Company used a portion of the proceeds to repay the Seller Note in accordance with the terms of the agreement. Refer to Note I – Debt for additional information on the Seller Note.

Note L – Income Taxes
The table below presents the Company’s effective income tax rate on pre-tax income from continuing operations for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Effective tax rate	(25.2)%	0.1%	(24.7)%	0.5%

The difference in effective tax rate between the three and six months ended June 30, 2025 and 2024, is primarily related to the recognition of the deferred tax assets in the 2025 period.

The effective tax rate for the six months ended June 30, 2025 differs from the U.S. federal income tax rate of 21.0% primarily due to the reduction of the valuation allowance discussed below, earnings in foreign jurisdictions, state income taxes and non-deductible compensation costs related to the Edge Incentive Units and transaction costs. The effective tax rate for the six months ended June 30, 2024 differs from the U.S. federal income tax rate of 21.0% primarily due the valuation allowance on the realization of deferred tax assets.

The Company assesses the deferred tax assets for recoverability on a quarterly basis. In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

the net operating loss (“NOL”) carryforwards are available. During the three months ended June 30, 2025, and in connection with the acquisition of Edge Autonomy, the Company determined that a portion of its deferred tax assets would, more-likely-than-not, be realized and, as a result, the Company recognized a tax benefit of $32.6 million and $32.8 million for the three and six months ended June 30, 2025, respectively, substantially all of which relates to the recognition of deferred tax assets and the corresponding reduction of the valuation allowance.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, the expensing of domestic research, and adjustments to the limitation on the deduction for business interest. U.S GAAP requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, subsequent to June 30, 2025, as of the date of enactment, the Company will identify any changes required to its financial statements as a result of the OBBBA. The Company is still evaluating the impact of the OBBBA.

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

On December 17, 2021, the Company, our Chairman and Chief Executive Officer, Peter Cannito, and then current, but now former Chief Financial Officer, William Read, were named as defendants in a putative class action complaint filed in the United States District Court for the Middle District of Florida. That litigation is captioned Lemen v. Redwire Corp. et al., Case No. 3:21-cv-01254-TJC-PDB (M.D. Fla.) (“Lemen”). On March 7, 2022, the Court appointed a lead plaintiff. On June 17, 2022, the lead plaintiff filed an amended complaint. In the amended complaint, the lead plaintiff alleges that the Company and certain of its directors and officers made misleading statements and/or failed to disclose material facts about the Company’s business, operations, and prospects, allegedly in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act. As relief, the plaintiffs are seeking, among other things, compensatory damages. On August 16, 2022, the defendants moved to dismiss the complaint in its entirety, and such motion was denied by the Court on March 22, 2023. On November 15, 2024, the Company and plaintiffs filed a joint motion for a stipulated order to settle this litigation pursuant to a settlement agreement entered into among the parties. Under the terms of the agreement, Redwire will pay $8.0 million to settle claims brought on behalf of purchasers of Redwire’s publicly traded shares from March 25, 2021, through March 31, 2022. Redwire has also agreed to certification of a settlement class to facilitate resolution of claims. The Company has consistently denied the accusations and entered into this proposed settlement, which is not an admission or concession of liability, to avoid the costs and risks inherent in continued litigation. The settlement would resolve all claims against Redwire and other defendants in this matter. During the six months ended June 30, 2025, the Company paid the $8.0 million settlement amount into escrow releasing the previously recognized loss contingency, pending the outcome of a fairness hearing, which was held before the Court on July 31, 2025. The Company maintains a $1.1 million anticipated insurance recovery as of June 30, 2025, which is its best estimate of probable recovery based on the current circumstances. The anticipated recovery is included as prepaid expenses and other current assets in the condensed consolidated balance sheets.

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
Letters of Credit
The Company enters into letters of credit from time to time issued on our behalf by financial institutions secured by restricted cash. Letters of credit generally are available for draw down in the event we do not fulfill our contractual obligations. The Company had outstanding letters of credit of $2.1 million and $15.4 million as of June 30, 2025 and December 31, 2024, respectively.

Note N – Convertible Preferred Stock
The table below presents activity of the Company’s Series A Convertible Preferred Stock:

	Shares	Amount
Balance as of December 31, 2024	108,649.30	$136,805
Dividends paid-in-kind	8,068.27	33,285
Conversion into common stock	(1,666.62)	(2,071)
Repurchase of convertible preferred stock	(11,195.81)	(16,126)
Balance as of June 30, 2025	103,855.14	$151,893

On October 28, 2022, the Company filed a Certificate of Designation describing the terms and conditions of newly issued Series A Convertible Preferred Stock of the Company, par value 0.0001 (the “Convertible Preferred Stock”), with 88,000.00 total shares constituting the series. On or around the same date, the Company entered into investment agreements with (i) AE Fund II and AE Industrial Partners Structured Solutions I, LP (“AEI Structured Solutions”, and together with AEI Fund II, (“AEI”)), (ii) BCC Redwire Aggregator, LP (“Bain Capital”) and (iii) various investors (collectively, the “Additional Investors,” and together with AEI and Bain Capital, the “Investors”). Pursuant to the investment agreements, the Company sold an aggregate of 81,250.00 shares (“Purchased Shares”) of Convertible Preferred Stock for an aggregate purchase price of $81.25 million, or $76.4 million net of issuance costs. The investment agreements contain customary representations, warranties and covenants of the Company and Investors. On October 31, 2023, the Company filed a Certificate of Amendment of Certificate of Designation of the Company, which was filed solely to increase the amount of shares designated as Convertible Preferred Stock, par value $0.0001 per share, to 125,292.00.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

During the six months ended June 30, 2025, 1,666.62 shares of the Company’s Convertible Preferred Stock were, at the option of the holder in accordance with the Convertible Preferred Stock Certificate of Designation, converted into 566,424 shares of the Company’s common stock based on the accrued value (defined as the initial value plus accumulated paid and unpaid dividends) as of the conversion date and a conversion ratio of $3.05.

During May 2025, in accordance with the Convertible Preferred Stock Certificate of Designation, the Company issued 8,068.27 shares of Series A Convertible Preferred Stock to holders of record as of April 15, 2025, as a PIK dividend on the Convertible Preferred Stock. As the Company has the option of paying dividends on the Convertible Preferred Stock in either cash or in kind, the PIK dividend is recorded at fair value as of the respective declaration date. The fair value of the PIK dividend as of April 15, 2025 was $33.3 million, which was recorded against additional paid-in-capital since the Company has an accumulated loss. The fair value of the May 2025 PIK dividend was calculated using the accrued value per share after a remaining term of 1.0 year on an as-converted basis, or $4,125 per share.

During June 2025, the Company used a portion of the proceeds from its Common Stock issuance to repurchase 11,195.81 shares of its Convertible Preferred Stock from Bain Capital for $61.5 million, in accordance with the Registration Rights Coordination Agreement, dated as of June 8, 2025, by and between the Company, Bain Capital, and AEI. As of the date of the repurchase, the net book value of the Convertible Preferred Stock was $16.1 million, which was derecognized from temporary (mezzanine) equity and $45.4 million was recorded against accumulated deficit as a distribution.

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

As of June 30, 2025, the 103,855.14 outstanding shares of Convertible Preferred Stock were convertible into approximately 34,800,935 shares of the Company’s common stock. The holders of Convertible Preferred Stock are entitled to vote with the holders of common stock, on an as-converted basis. In addition, holders of Convertible Preferred Stock have the right, at their option and at any time, to convert their shares into shares of common stock. Each share of Convertible Preferred Stock will mandatorily convert upon achieving thresholds related to the Company’s market capitalization and profitability metrics and the Company is required to make an offer to repurchase the outstanding Convertible Preferred Stock upon a fundamental change.

Dividends on the Convertible Preferred Stock can be paid in either cash or in kind in the form of additional shares of Convertible Preferred Stock (such payment in kind, “PIK”), at the option of the Company, subject to certain exceptions. If paid in cash, such dividends will be paid at a rate of 13% per annum, subject to certain adjustments and exceptions or, if the Company issues PIK dividends, at a rate of 15% per annum, subject to certain adjustments and exceptions. Each holder of Convertible Preferred Stock has been given certain registration rights pursuant to the Registration Rights Agreement, dated October 28, 2022. As of June 30, 2025, the accumulated but not declared or paid dividends on the Convertible Preferred Stock were $2.3 million.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Liquidation Preference
The Convertible Preferred Stock ranks senior to the Company’s common stock. In the event of any liquidation or winding up of the Company, the holders of the Convertible Preferred Stock shall be entitled to receive in preference to the holders of the Company’s common stock the greater of (a) the greater of (i) two times the Initial Value, defined as $1,000 per share and (ii) the Initial Value plus accrued and unpaid dividends, whether or not declared, and (b) the amount that would have been received based on the if-converted Accrued Value, defined as Initial Value plus accrued and unpaid dividends, whether or not declared. As of June 30, 2025, and December 31, 2024, the liquidation preference of the Convertible Preferred Stock was $567.3 million and $599.4 million, respectively.

Note O – Revenues
The table below presents revenue percentage by recognition method for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Over time	87.9%	98.4%	93.5%	98.5%
Point in time	12.1	1.6	6.5	1.5
Total revenues	100.0%	100.0%	100.0%	100.0%

The table below presents revenues by customer grouping for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Civil space	$15,600	$25,052	$33,735	$47,978
National security	14,821	16,247	34,289	30,169
Commercial and other	31,339	36,812	55,131	87,756
Total revenues	$61,760	$78,111	$123,155	$165,903

The table below presents revenues based on the geographic location of the Company’s customers for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
U.S.	$32,038	$31,319	$69,025	$63,841
Europe	29,016	46,783	53,317	101,991
Other	706	9	813	71
Total revenues	$61,760	$78,111	$123,155	$165,903

Customers comprising 10% or more of revenues are presented below for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Customer A(1)	$6,488	$—	$—	$—
Customer B(1)	—	9,639	—	17,499
Customer C(1)	6,711	—	—	—
Customer D(1)	21,341	33,499	35,423	77,229
(1) While revenue may have been generated during each of the periods presented, amounts are only disclosed for the periods in which revenues represented 10% or more of total revenue.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Contract Balances
The table below presents the contract assets and contract liabilities included on the condensed consolidated balance sheets for the following periods:

	June 30, 2025	December 31, 2024
Contract assets	$51,044	$43,044

Contract liabilities	$65,343	$67,201

The increase in contract assets was primarily driven by production incurred on related contracts resulting in revenue recognized and the timing of billable milestones occurring during the six months ended June 30, 2025.

The decrease in contract liabilities during 2025 was primarily driven by the timing of large billable milestones occurring during the last quarter of 2024 compared to the six months ended June 30, 2025 as well as decreased bookings during 2025. Revenue recognized in the six months ended June 30, 2025 that was included in the contract liability balance as of December 31, 2024 was $55.6 million. Revenue recognized in the six months ended June 30, 2024 that was included in the contract liability balance as of December 31, 2023 was $46.0 million.

For revenue recognized over time, the Company evaluates the contract value and cost estimates at completion (“EAC”) for performance obligations at least quarterly and more frequently when circumstances significantly change. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimate of total revenue and cost at completion is complex, subject to many variables and requires significant judgment by management on a contract-by-contract basis. As part of this process, management reviews information including, but not limited to, labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, volume assumptions, inflationary trends, and schedule and performance delays.

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

Net EAC adjustments can have a significant effect on reported revenues and gross profit. The below table summarizes the favorable (unfavorable) impact on gross profit from the net EAC adjustments for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net EAC adjustments, before income taxes	$(25,201)	$(3,096)	$(28,299)	$(7,027)
Net EAC adjustments, net of income taxes	(18,850)	(3,099)	(21,309)	(7,062)
Net EAC adjustments, net of income taxes, per diluted share	(0.21)	(0.05)	(0.26)	(0.11)

The net unfavorable EAC adjustments in 2025 were primarily due to a $14.7 million unfavorable adjustment, including a $7.2 million loss reserve related to a program in the Company’s RF systems offerings as a result of an increase in estimates made for the programmatic and technical assumptions based on the nature and technical complexity of the work to be performed to meet customer specifications. The unfavorable adjustments were also due to production delays, additional unplanned labor and increased production costs as it relates to the development of advanced technologies required to meet customer specifications in multiple space offerings. The net unfavorable EAC adjustments in 2024 were primarily due to additional unplanned labor and test cycles required to meet customer requirements in the Company’s structures and mechanisms, avionics and sensors and power generation space infrastructure offerings.

Remaining Performance Obligations
As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $242.8 million. The Company expects to recognize approximately 78% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note P – Equity-Based Compensation
Incentive Units
The Company’s former parent, AE Red Holdings, LLC (formerly known as Redwire Holdings, LLC) (“Holdings”) adopted a written compensatory benefit plan (the “Class P Unit Incentive Plan”) to provide incentives to existing or new employees, officers, managers, directors, or other service providers of the Company or its subsidiaries in the form of Holdings’ Class P Units (“Incentive Units”). As amended, the Tranche I and the Tranche III Incentive Units became fully vested in 2021. Holdings also amended the Class P Unit Incentive Plan so that the Tranche II Incentive Units would vest on any liquidation event, as defined in the Class P Unit Incentive Plan, rather than only upon consummation of the sale of Holdings, subject to the market-based condition stipulated in the Class P Unit Incentive Plan prior to its amendment. All compensation expense was recognized during 2021 and 2022 and as of June 30, 2025, Tranches I and III were fully vested and Tranche II is still subject to the market-based vesting condition.

The former parent of Edge Autonomy, Ultimate Holdings, adopted a written compensatory benefit plan (the “Edge Incentive Unit Plan”) to provide incentives to existing or new employees, officers, managers, directors, or other service providers of Edge Autonomy or its subsidiaries in the form of Ultimate Holdings’ Class A and B Units (“Edge Incentive Units”). In June 2025, Ultimate Holdings amended the Edge Incentive Unit Plan so that the Tranche I Edge Incentive Units vest as of the amended date, the Tranche II Edge Incentive Units vest on the first anniversary of the Edge Autonomy acquisition date and the Tranche III Edge Incentive Units vest on the second anniversary of the Edge Autonomy acquisition date. In connection with the amended Edge Incentive Unit Plan, the Company determined the weighted average fair value at the modification date of the Edge Incentive Units as $13.94 per unit using Black-Scholes OPM with the following assumptions:

June 23, 2025
Strike price	$1.00 to $7.71
Redwire common stock price	$15.36
Time to exit	1.52 to 2.52 years
Expected volatility	94.00% to 89.30%
Risk-free rate of return	3.88% to 3.78%
Expected annual dividend yield	—%

Both Tranche II and III vesting is subject to the employee’s continued employment. The fair value determined at the date of the amendment of the Edge Incentive Unit Plan was immediately recognized as compensation expense for Tranche I vesting. Compensation expense for Tranche II and III is being derived over the service period of one and two years, respectively. As of June 30, 2025, there was approximately $57.3 million of unrecognized compensation cost related to the Tranche II and III Edge Incentive Units expected to be recognized over a weighted-average period of 1.97 years.

2021 Omnibus Incentive Plan
Shares of the Company’s stock reserved for grants under the 2021 Omnibus Incentive Plan (the “Plan”) were 13,126,536 and 11,786,489 as of June 30, 2025 and December 31, 2024, respectively. In July 2025, the Company increased the stock reserve in accordance with the Plan as a result of the Edge Autonomy acquisition. Incentive stock options may only be granted to employees and officers employed by the Company. The Plan appoints the Board, the Compensation Committee or such other committee consisting of two or more individuals appointed by the Board to administer the Plan.

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

The Company did not grant any options under the Plan and there were no forfeitures or expirations of stock options during the six months ended June 30, 2025.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the outstanding stock options under the Plan:

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31,2024	1,742,942	$2.64	$6.96	7.04
Exercised	(13,670)	1.80	3.13
Outstanding as of June 30, 2025	1,729,272	$2.65	$6.99	6.55

As of June 30, 2025, the total unrecognized compensation cost related to unvested stock options granted under the Plan was nominal and is expected to be recognized over a weighted-average period of less than 1 year. As of June 30, 2025, there were 1,473,798 stock options that were vested and exercisable.

Performance-based Restricted Stock Units
The Plan authorizes the grant of performance-based restricted stock units (“PSUs”). The PSUs generally vest upon completion of a three-year period (“Performance Period”). For awards granted in 2023 and 2024, the number of shares, if any, that are ultimately awarded is contingent upon the Company’s closing price per share at the end of the Performance Period and continued employment or service to the Company. The PSU award allows the grantee to earn between 0% and 200% of the award based on the Company’s closing price per share at the end of the Performance Period. The performance share payout is based on a market condition, and as such, the awards are valued using a Monte Carlo simulation model on the grant date. The model generates the fair value of the award at the grant date, which is then recognized as expense on a straight-line basis over the vesting period. The Company recognizes forfeitures as they occur.

The Company did not grant any PSUs under the Plan and no PSUs vested or were forfeited during the six months ended June 30, 2025.

The table below presents the outstanding performance-based restricted stock units under the Plan:

	Number of PSUs	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,459,962	$8.48	1.6	$24,031
Outstanding as of June 30, 2025	1,459,962	$8.48	1.1	$23,797

As of June 30, 2025, total unrecognized compensation cost related to unvested PSUs granted under the Plan was $6.7 million and is expected to be recognized over a weighted-average period of 1.1 years.

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

During May 2025, the Company granted shares of RSUs under the Plan to non-employee directors. The restricted stock units vest over one year. The weighted average grant date fair value of these awards was $12.71 per share.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the activity of restricted stock units under the Plan:

	Number of RSUs	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested as of December 31, 2024	2,441,971	$4.93	1.1	$40,195
Granted	70,812	12.71
Vested	(139,852)	4.60
Forfeited	(43,163)	2.73
Unvested as of June 30, 2025	2,329,768	$5.24	0.7	$37,975

As of June 30, 2025, total unrecognized compensation cost related to unvested RSUs granted under the Plan was $7.0 million and is expected to be recognized over a weighted-average period of 1.4 years.

Employee Stock Purchase Plan
On September 2, 2021, the Company’s Board adopted the Redwire Corporation 2021 Employee Stock Purchase Plan (the “ESPP”) which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. Shares of the Company’s stock reserved for grants under the ESPP were 3,351,023 and 2,680,999 as of June 30, 2025 and December 31, 2024, respectively. In July 2025, the Company increased the stock reserve in accordance with the ESPP as a result of the Edge Autonomy acquisition. The ESPP appoints the Compensation Committee to administer the ESPP. Under the ESPP, there is an enrollment period for each offering, when each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employee to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the ESPP is generally for five months, which can be modified from time to time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85% of the fair market value of the Company’s common stock at the beginning or end of each offering period, whichever is less. A participant must designate in the enrollment package the percentage (if any) up to 15% of compensation to be deducted during that offering period for the purchase of stock under the ESPP, subject to certain limitations. As of June 30, 2025, the Company had three completed offering periods and no active offering period.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the five-month offering period. The Company utilizes the Black-Scholes OPM to compute the fair market value of shares under the ESPP for each offering period. As of June 30, 2025, 339,835 shares had been purchased and 3,011,188 shares were available for future sales under the ESPP.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the equity-based compensation expense recorded for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cost of sales
ESPP	$108	$35	$216	$70
Stock options	—	6	—	15
Restricted stock units	519	511	894	1,117
Performance-based restricted stock units	22	5	43	9
Total cost of sales	$649	$557	$1,153	$1,211

Selling, general and administrative expenses
Edge incentive units	$29,627	$—	$29,627	$—
ESPP	32	22	91	46
Stock options	114	317	226	729
Restricted stock units	1,045	869	2,070	2,104
Performance-based restricted stock units	1,219	153	2,431	363
Total selling, general and administrative expenses	$32,037	$1,361	$34,445	$3,242

Total equity-based compensation expense	$32,686	$1,918	$35,598	$4,453

Note Q – Net Income (Loss) per Common Share
The table below presents a reconciliation of the basic and diluted net income (loss) per share that were computed for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net income (loss) attributable to Redwire Corporation	$(96,979)	$(18,092)	$(99,927)	$(26,187)
Less: dividends on Convertible Preferred Stock	29,739	9,699	33,179	12,742
Net income (loss) available to common shareholders	$(126,718)	$(27,791)	$(133,106)	$(38,929)
Denominator:
Weighted-average common shares outstanding:
Basic and diluted	89,554,940	65,701,704	80,424,270	65,636,995
Net income (loss) per common share:
Basic and diluted	$(1.41)	$(0.42)	$(1.66)	$(0.59)
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
Because the Company had a net loss for all periods presented, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented. Please refer to Note D – Fair Value of Financial Instruments, Note K – Warrants and Capital Stock Transactions, Note N –

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Convertible Preferred Stock, and Note P – Equity-Based Compensation for additional information on the Company’s warrants, Convertible Preferred Stock, and equity-based compensation awards, respectively.

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

The table below presents details of the Company’s related party transactions included on the condensed consolidated balance sheets and the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

			As of
			June 30, 2025	December 31, 2024
Accounts receivable:
Related Party A			$95	$40
Related Party B			65	748
			$160	$788

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues:
Related Party A	$(96)	$418	$896	$516
Related Party B	645	2,072	1,425	4,076
	$549	$2,490	$2,321	$4,592

In the normal course of business, the Company participates in related party transactions with certain vendors and customers where AEI maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. For the three months ended June 30, 2025 and 2024, respectively, transactions with other companies in AEI’s investment portfolio, not separately disclosed, did not have a material impact on the Company’s condensed consolidated financial statements.

Please refer to Note I – Debt and Note N – Convertible Preferred Stock, for related party transactions associated with the Company’s Debt and Convertible Preferred Stock.

Note S – Segment Reporting
There have been no changes in the Company’s operating and reportable segments nor in the information provided to the Chief Operating Decision Maker (“CODM”). The Company operates in one operating segment and one reportable segment, space and defense technology solutions. The space and defense technology solutions segment develops and provides core space and airborne infrastructure offerings including technologies and production capability for avionics and sensors; power generation; structures and mechanisms; radio frequency systems; airborne and spacecraft platforms and missions; and microgravity payloads.

The CODM assesses performance and decides how to allocate resources based on consolidated net income (loss) that is also reported on the condensed consolidated statements of operations and comprehensive income (loss) as consolidated net income (loss). The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. The CODM also uses consolidated gross profit to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the space and defense technology solutions segment or into other parts of the entity, such as for acquisitions. Consolidated gross profit is reported on the condensed consolidated statements of operations and comprehensive income (loss) as gross profit. Consolidated net income (loss) and gross profit are used to monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

All expense categories on the condensed consolidated statements of operations and comprehensive income (loss) are significant and there are no other significant segment expenses that would require disclosure or are regularly provided to the CODM. Assets provided to the CODM are consistent with those reported on the condensed consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and restricted cash.

The Company has no intra-segment sales or transfers as it operates in one operating segment and one reportable segment. Information related to the Company’s products and services and geographical distribution of revenues is disclosed in Note O – Revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q. Certain information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Item 1A. “Risk Factors” and the “Cautionary Note Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references in this section to the “Company,” “Redwire,” “we,” “us” or “our” refer to Redwire Corporation and its consolidated subsidiaries.
Business Overview
Redwire is an integrated space and defense company focused on advanced technologies including space infrastructure, autonomous systems and multi-domain operations leveraging digital engineering and artificial intelligence automation. Redwire’s proven and reliable airborne and space-based capabilities include our core space infrastructure and platform offerings of avionics, sensors, and payloads; power generation; structures and mechanisms; radio frequency (“RF”) systems; airborne and spacecraft platforms and missions; and microgravity payloads. Redwire combines decades of flight heritage and proven experience with an agile and innovative culture.

Redwire’s primary business model is providing proven, mission critical solutions based on core airborne and space infrastructure offerings through both short- and long-duration projects for U.S. and international government and commercial customers.

Our core space-based offerings have been enabling space missions since the 1960s and have been flight-proven on over 200 spaceflight missions, including the National Aeronautics and Space Administration’s (“NASA”) Artemis program, New Horizons and Perseverance, the Space Forces’ GPS, and the European Space Agency’s Project for On-Board Autonomy (“PROBA”) programs. We are also a provider of innovative technologies with the potential to help transform the economics of space and create new markets for its exploration and commercialization.

Our field-proven core airborne offerings have decades of innovation and more than 170 thousand flight hours. Key operations include developing and manufacturing UAS for commercial, government, and military applications in areas such as surveillance, logistics, reconnaissance, border security, and emergency response. We design and deploy UAS technology through solutions including autonomous flight systems, artificial intelligence (“AI”) powered data processing, and specialized sensors. Redwire is committed to delivering innovative space and airborne platforms to help transform the future of multi-domain operations.

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
Recent Developments
During the second quarter of 2025:
•Revenues decreased 21% for the three months ended June 30, 2025 compared to the same period in 2024.
•Selling, general and administrative expenses as a percentage of revenues increased to 88% for the three months ended June 30, 2025 from 23% during the same period in 2024.
•Net loss increased $78.9 million for the three months ended June 30, 2025 compared to the same period in 2024.
•Book-to-bill ratio remained flat at 1.47 for the three months ended June 30, 2025 and 2024.
•The Company completed its acquisition of Edge Autonomy Intermediate Holdings, LLC. The strategic transaction was approved by Redwire shareholders on June 13, 2025.
•The Company’s Stalker uncrewed aerial system was added to the Department of Defense’s (“DoD”) Blue List of approved drones.
•The Company was awarded a contract from Aspera Biomedicines, Inc. to conduct space-based research and analysis on a new cancer treatment using the Company’s Pharmaceutical In-space Laboratory technology.

Industry and Regulatory Updates
U.S. Budget Environment
On March 15, 2025, President Trump signed into law the Full-Year Continuing Appropriations and Extensions Act of 2025, which extends federal funding (including for the DoD) at near fiscal year (“FY”) 2024 levels through September 30, 2025, but included an increase of $6 billion to defense spending, with NASA held approximately flat at FY 2024 budget levels of roughly $24.9 billion. Although the full-year continuing resolution offers budget continuity through September 2025, its flat funding and lack of detail on appropriation levels has constrained agencies’ procurement efforts to make new awards.

In May 2025, the President’s FY 2026 budget request proposed reducing NASA’s funding from approximately $24.9 billion to $18.8 billion. The proposal included cuts to Earth science missions, the Mars Sample Return program, and several space science initiatives. As part of the “One Big Beautiful Bill” passed in July 2025, Congress included a supplemental appropriations package that restored approximately $10 billion in NASA funding. The package provided continued funding for the Lunar Gateway, International Space Station operations, and infrastructure projects at Johnson Space Center, while leaving certain proposed cuts to science programs in place. The DoD’s FY 2026 budget request includes a request for additional investment in AI‑enabled autonomy, including Unmanned Aerial Vehicle systems.

In July 2025, the U.S. House passed a Defense Appropriations Act proposing approximately $832 billion for FY 2026, including increased research and development funding. The Senate Armed Services Committee’s companion FY 2026 budget proposal as part of the National Defense Authorization Act (“NDAA”) includes $878.7 billion for DoD.

Congressional drafts propose funding for the “Golden Dome” initiative, with approximately $25 billion in initial investment and a projected $542 billion over the life of the program. The NDAA also includes provisions increasing Ukraine security assistance to $500 million, up from $300 million in FY 2025.

It is currently unclear whether all appropriations bills will be enacted in advance of September 30, 2025, the end of FY 2025.

International Developments
In March 2025, the European Commission introduced the Readiness 2030 package (previously dubbed “ReArm Europe”), to deploy nearly €800 billion over four years for collective defense, including drone systems, missile defense, cyber and autonomous platforms. The package includes a suspension of fiscal constraints allowing up to 1.5% of Gross Domestic Product (“GDP”) to be put toward additional defense spending and launched the €150 billion Safe Action for Europe (“SAFE”) loan facility.

The SAFE fund, formally established in May 2025, is a new European Union (“EU”) financial instrument that is expected to increase defense spending among member states through common procurement. It will be financed by EU borrowing, with the European Commission authorized to issue up to €150 billion in loans. This funding is intended to strengthen the European Defence Technological and Industrial Base by facilitating joint investments in defense capabilities. EU contracts under SAFE will require greater than 65% of value tied to member-state supply chains.

At the June 2025 North Atlantic Treaty Organization summit in The Hague, member states committed to raising combined defense and security spending to 5% of GDP by 2035—including a 3.5% core defense floor, and up to 1.5% in broader security or industrial base investment – up from the prior 2% target.

The European Space Agency’s 2025 budget is approximately €7.7 billion, with continued investment in human and robotic missions, Earth observation, navigation, and telecom infrastructure.

The European Commission formally introduced the EU Space Act in June 2025 as a proposed regulation to harmonize legal frameworks across the EU for space activities. It establishes a single market for space service providers and applies to EU and non-EU operators whose activities impact the EU internal market. The regulatory structure will be focused on three areas: safety (including orbital debris mitigation and space situational awareness), resilience (including space-based cybersecurity), and sustainability (including in-orbit servicing). If enacted by the European Parliament and Council, the regulation is designed to apply from January 1, 2030, with a two‑year transition period for existing missions not yet launched by that date.

U.S. and international government spending levels and timely funding thereof may adversely affect our financial condition and operating performance over the short and long term. Please refer to Item 1A. Risk Factors included in our Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 11, 2025, for additional information related to government funding risks.

Geopolitical Environment
We operate in a complex and evolving global space and defense environment and our business is affected by geopolitical issues. Russia’s invasion of Ukraine significantly elevated global geopolitical tensions and security concerns, and following the acquisition of Edge Autonomy, a portion of the combined company’s sales are to customers in Ukraine. Those sales have been declining and may continue to decline in the event that the war and hostilities in Ukraine end, decline or change, or as a result of changes in international support for military assistance to Ukraine. Please refer to Item 1A. Risk Factors section in Part II of this Quarterly Report on Form 10-Q, for additional information related to the new risks arising from our acquisition of Edge Autonomy.

Results of Operations
A majority of our contracts are accounted for under the percentage-of-completion cost-to-cost method. As a result, revenues on contracts are recorded over time based on progress towards completion for a particular contract, including the estimate of the profit to be earned at completion. The following discussion of material changes in consolidated revenues should be read in tandem with the subsequent discussion of changes in consolidated cost of sales because changes in revenues are typically accompanied by a corresponding change in cost of sales due to the nature of the percentage-of-completion cost-to-cost method.

Net EAC Adjustments
We record changes in costs estimated at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported revenues and gross profit and the table below presents the aggregate amounts for the following periods:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Gross favorable	$3,161	$4,549	$4,704	$6,880
Gross unfavorable	(28,362)	(7,645)	(33,003)	(13,907)
Total net EAC adjustments impact to gross profit	$(25,201)	$(3,096)	$(28,299)	$(7,027)

The Company evaluates the contract value and cost estimates at completion for performance obligations no less frequently than quarterly, and more frequently when circumstances significantly change. Changes in contract estimates occur for a variety of reasons including, but not limited to, changes in contract scope, labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, volume assumptions, inflationary trends, and schedule and performance delays. We utilize information available to us at the time when revising our estimates and apply consistent judgment across the full portfolio of programs. The gross unfavorable EAC adjustments in 2025 were primarily due to a $14.7 million unfavorable adjustment, including a $7.2 million loss reserve, related to a program in the Company’s RF systems offerings as a result of an increase in estimates made for the programmatic and technical assumptions based on the nature and technical complexity of the work to be performed to meet customer specifications. Refer to Note O – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information.

Results of operations for the three months ended June 30, 2025 compared to the three months ended June 30, 2024:

	Three Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	June 30, 2025	% of revenues	June 30, 2024	% of revenues
Revenues	$61,760	100%	$78,111	100%	$(16,351)	(21)%
Cost of sales	80,824	131	65,127	83	15,697	24
Gross profit	(19,064)	(31)	12,984	17	(32,048)	(247)
Operating expenses:
Selling, general and administrative expenses	54,464	88	18,088	23	36,376	201
Transaction expenses	16,643	27	278	—	16,365	5,887
Research and development	1,720	3	1,748	2	(28)	(2)
Operating income (loss)	(91,891)	(149)	(7,130)	(9)	(84,761)	1,189
Interest expense, net	23,755	38	3,009	4	20,746	689
Other (income) expense, net	13,937	23	7,933	10	6,004	76
Income (loss) before income taxes	(129,583)	(210)	(18,072)	(23)	(111,511)	617
Income tax expense (benefit)	(32,604)	(53)	15	—	(32,619)	(217,460)
Net income (loss)	(96,979)	(157)	(18,087)	(23)	(78,892)	436
Net income (loss) attributable to noncontrolling interests	—	—	5	—	(5)	(100)
Net income (loss) attributable to Redwire Corporation	$(96,979)	(157)%	$(18,092)	(23)%	$(78,887)	436%

Revenues
Revenues decreased by $16.4 million, or 21%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease in revenues is primarily related to $17.7 million of net unfavorable EAC adjustments for the three months ended June 30, 2025 as compared to $3.1 million of net unfavorable EAC adjustments for the same period in 2024 and timing in the stage of production cycles year-over-year for certain larger contracts for power generation offerings. The foregoing resulted in decreased volume of production and therefore decreased revenue compared to the same period in 2024. The decrease was partially offset by an increase in revenue of $13.0 million related to the Edge Autonomy and Hera acquisitions.

Cost of Sales
Cost of sales increased $15.7 million, or 24%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The year-over-year increase in cost of sales was primarily driven by a $7.2 million contract loss reserve recognized during the three months ended June 30, 2025 for which there was nominal comparable activity in 2024. The increase is also partially due to $11.6 million of costs related to the Edge Autonomy and Hera acquisitions which were completed in the second quarter of 2025 and third quarter of 2024, respectively, and therefore has no comparable amounts in 2024.

Gross Profit and Margin
Gross profit decreased $32.0 million, or 247%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. As a percentage of revenues, gross margin was (31)% and 17% for the three months ended June 30, 2025 and 2024, respectively. The year-over-year decrease in gross margin was primarily driven by the $25.2 million net unfavorable EAC adjustments for the three months ended June 30, 2025. The decrease is also partially due to changes in contract mix, including larger contracts with lower margins and completion of certain higher margin contracts, impacting the overall contract portfolio gross margin. Please refer to Note O – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $36.4 million, or 201%, for the three months ended June 30, 2025, as compared with the same period in 2024. This contributed to a year-over-year increase of SG&A as a percentage of revenue to 88% for the three months ended June 30, 2025 from 23% for the same period in 2024. The year-over-year increase was primarily due to a $30.7 million increase in equity-based compensation, including $29.6 million related to the Edge Incentive Units, for which there was no comparable cost in 2024. The increase was also partially due to $3.4 million in SG&A expenses, other than equity-based compensation related to Edge Autonomy for which there is no comparable cost in 2024.

Transaction Expense
Transaction expenses increased $16.4 million for the three months ended June 30, 2025, as compared with the same period in 2024. The increase is primarily due to the Edge Autonomy and Hera acquisitions. Please refer to Note C – Business Combinations of the accompanying notes to the condensed consolidated financial statements for additional information related to acquisitions.

Research and Development
Research and development during the three months ended June 30, 2025 remained materially consistent as compared with the same period in 2024.

Interest Expense, net
Interest expense, net increased $20.7 million for the three months ended June 30, 2025, as compared with the three months ended June 30, 2024. The increase was primarily related to $20.0 million of interest expense recognized related to the repayment of the Seller Note. The increase is also partially due to interest on the new JPMorgan Credit Agreement entered into during the three months ended June 30, 2025 as well as increased borrowings on the revolving credit facility compared to the same period in 2024. Refer to Note I – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net increased by $6.0 million for the three months ended June 30, 2025, as compared to the same period in 2024. The year-over-year increase was primarily due to a loss of $16.3 million recognized as a result of changes in the fair value of the private warrant liability during the three months ended June 30, 2025 as compared to a loss of $9.0 million recognized during the same period of 2024. Refer to Note D – Fair Value of Financial Instruments of the accompanying notes to the condensed consolidated financial statements for additional information related to the fair value of private warrants.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Three Months Ended
(in thousands, except percentages)	June 30, 2025	June 30, 2024
Income tax expense (benefit)	$(32,604)	$15
Effective tax rate	(25.2)%	0.1%
The effective tax rate decreased to (25.2)% for the three months ended June 30, 2025, as compared to 0.1% for three months ended June 30, 2024, primarily related to the Company’s decrease in valuation allowance and mix in earnings between U.S. and foreign jurisdictions. Refer to Note L – Income Taxes of the accompanying notes to the condensed consolidated financial statements for further discussion.

Net Income (Loss) Attributable to Noncontrolling Interests
The Company has no net income (loss) attributable to noncontrolling interests for the three months ended June 30, 2025 and a de minimis amount for the same period in 2024.

Results of operations for the six months ended June 30, 2025 compared to the six months ended June 30, 2024:

	Six Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	June 30, 2025	% of revenues	June 30, 2024	% of revenues
Revenues	$123,155	100%	$165,903	100%	$(42,748)	(26)%
Cost of sales	133,178	108	138,094	83	(4,916)	(4)
Gross profit	(10,023)	(8)	27,809	17	(37,832)	(136)
Operating expenses:
Selling, general and administrative expenses	73,210	59	35,450	21	37,760	107
Transaction expenses	20,442	17	278	—	20,164	7,253
Research and development	2,533	2	2,788	2	(255)	(9)
Operating income (loss)	(106,208)	(86)	(10,707)	(6)	(95,501)	892
Interest expense, net	27,349	22	5,927	4	21,422	361
Other (income) expense, net	(844)	(1)	9,425	6	(10,269)	(109)
Income (loss) before income taxes	(132,713)	(108)	(26,059)	(16)	(106,654)	409
Income tax expense (benefit)	(32,786)	(27)	124	—	(32,910)	(26540)
Net income (loss)	(99,927)	(81)	(26,183)	(16)	(73,744)	282
Net income (loss) attributable to noncontrolling interests	—	—	4	—	(4)	(100)
Net income (loss) attributable to Redwire Corporation	$(99,927)	(81)%	$(26,187)	(16)%	$(73,740)	282%

Revenues
Revenues decreased by $42.7 million, or 26%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The year-over-year decrease in revenues was primarily related $20.9 million of net unfavorable EAC adjustments for the six months ended June 30, 2025 as compared to $7.0 million of net unfavorable EAC adjustments for the same period in 2024. Please refer to Note O – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments. The decrease is also partially due to timing in the stage of production cycles year-over-year for certain larger contracts for power generation offerings. The foregoing resulted in decreased volume of production and therefore decreased revenue compared to the same period in 2024. The decrease was partially offset by an increase in revenue of $16.8 million related to the Edge Autonomy and Hera acquisitions.

Cost of Sales
Cost of sales decreased $4.9 million, or 4%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The year-over-year decrease in cost of sales was primarily driven by reduced costs due to a shift in the production cycle associated with certain larger contracts in power generation offerings. These decreases were partially offset by increased labor and subcontractor costs in spacecraft platforms and missions offerings, $17.8 million of costs related to the Edge Autonomy and Hera acquisitions, and a $7.2 million contract loss reserve recognized during the six months ended June 30, 2025 for which there was nominal comparable amounts in 2024.

Gross Profit and Margin
Gross profit decreased $37.8 million, or 136%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. As a percentage of revenues, gross margin was (8)% and 17% for the six months ended June 30, 2025 and 2024, respectively. The year-over-year decrease in gross margin as a percentage of revenues was driven by a $28.3 million negative impact of net EAC adjustments for the six months ended June 30, 2025 as compared to $7.0 million of net unfavorable EAC adjustments for the same period in 2024. The decrease is also partially due to changes in contract mix, including larger contracts with lower margins and completion of certain higher margin contracts, impacting the overall contract portfolio gross margin. Please refer to Note O – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $37.8 million, or 107%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. SG&A expenses as a percentage of revenues also increased to 59% for the six months ended June 30, 2025 from 21% during the same period in 2024. The year-over-year increase in SG&A expenses was primarily driven by an increase in share-based compensation of $31.2 million, including $29.6 million related to the Edge Incentive Units, for which there was no comparable cost in

2024. The increase is also partially due to an increase in labor related costs, including severance, intangible amortization and professional fees.

Transaction Expenses
Transaction expenses increased $20.2 million for the six months ended June 30, 2025, as compared with the same period in 2024. The increase is primarily due to costs incurred related to the Edge Autonomy and Hera acquisitions. Please refer to Note C – Business Combinations of the accompanying notes to the condensed consolidated financial statements for additional information related to acquisitions.

Research and Development
Research and development for the six months ended June 30, 2025 remained materially consistent as compared with the same period in 2024.

Interest Expense, net
Interest expense, net increased $21.4 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This increase was primarily related to $20.0 million of interest expense recognized related to the repayment of the Seller Note. The increase is also partially due to interest on the new JPMorgan Credit Agreement entered into during the six months ended June 30, 2025 as well as an increase in borrowings on the revolving credit facility compared to 2024. Please refer to Note I – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net decreased by $10.3 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This year-over-year decrease was primarily due to a decrease of $7.4 million in the loss recognized as a result of an increase in the fair value of the Company’s private warrant liability for the six months ended June 30, 2025 compared to the loss recognized during the same period in 2024. Please refer to Note I – Debt and Note D – Fair Value of Financial Instruments of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations and private warrants, respectively.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Six Months Ended
(in thousands, except percentages)	June 30, 2025	June 30, 2024
Income tax expense (benefit)	$(32,786)	$124
Effective tax rate	(24.7)%	0.5%
The effective tax rate decreased to (24.7)% for the six months ended June 30, 2025 as compared to 0.5% for the six months ended June 30, 2024, primarily related to the Company’s decrease in valuation allowance and mix in earnings between U.S. and foreign jurisdictions. Please refer to Note L – Income Taxes of the accompanying notes to the condensed consolidated financial statements for additional information.

Net Income (Loss) Attributable to Noncontrolling Interests
The Company had no net income (loss) attributable to noncontrolling interests for the six months ended June 30, 2025 and a de minimis amount for the same period in 2024.

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

Adjusted EBITDA is defined as net income (loss) adjusted for interest expense, net, income tax expense (benefit), depreciation and amortization, impairment expense, transaction expenses, acquisition integration costs, acquisition earnout costs, purchase accounting fair value adjustment related to deferred revenue and inventory, severance costs, capital market and advisory fees, litigation-related expenses, write-off of long-lived assets, equity-based compensation, committed equity facility transaction costs, debt financing costs, gains on sale of joint ventures, net of costs incurred, and warrant liability change in fair value adjustments.

The table below presents a reconciliation of Adjusted EBITDA to net income (loss), computed in accordance with U.S. GAAP for the following periods:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$(96,979)	$(18,087)	$(99,927)	$(26,183)
Interest expense, net	23,755	3,009	27,349	5,927
Income tax expense (benefit)	(32,604)	15	(32,786)	124
Depreciation and amortization	5,060	2,925	8,106	5,678
Transaction expenses (i)	16,643	278	20,442	278
Acquisition integration costs (i)	457	—	457	—
Purchase accounting fair value adjustment related to inventory (ii)	2,418	—	2,418	—
Severance costs (iii)	1,999	159	2,176	167
Capital market and advisory fees (iv)	2,740	2,154	3,708	4,432
Litigation-related expenses (v)	—	1,532	—	2,233
Equity-based compensation (vi)	32,686	1,918	35,598	4,453
Debt financing costs (vii)	105	—	105	—
Gain on sale of joint ventures, net of costs incurred (viii)	—	(1,255)	—	(1,255)
Warrant liability change in fair value adjustment (ix)	16,326	8,977	2,692	10,052
Adjusted EBITDA	$(27,394)	$1,625	$(29,662)	$5,906
i.Redwire incurred acquisition costs including due diligence, integration costs and additional expenses related to pre-acquisition activity. Acquisition deal costs was reclassified as Transaction expenses to conform with current period presentation.
ii.Redwire incurred adjustments to depreciate the purchase accounting fair value of inventory for Edge Autonomy.
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
v.Redwire incurred expenses related to securities litigation. Refer to Note M – Commitments and Contingencies of the accompanying notes to the condensed consolidated financial statements for additional information.
vi.Redwire incurred expenses related to equity-based compensation under Redwire’s equity-based compensation plan and Edge Incentive Units.
vii.Redwire incurred expenses related to debt financing agreements, including amendment related fees paid to third parties that are expensed in accordance with U.S. GAAP. Refer to Note I – Debt of the accompanying notes to the condensed consolidated financial statements for additional information.
viii.Redwire recognized a gain related to the sale of all its ownership in two joint ventures during 2024, presented net of transaction costs incurred.
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
Book-to-Bill
Our book-to-bill ratio was as follows for the periods presented:

	Three Months Ended		Last Twelve Months
(in thousands, except ratio)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Contracts awarded	$90,563	$114,437	$227,058	$374,269
Revenues	61,760	78,111	261,353	292,000
Book-to-bill ratio	1.47	1.47	0.87	1.28
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

Our book-to-bill ratio was 1.47 for the three months ended June 30, 2025, as compared to 1.47 for the three months ended June 30, 2024. For the three months ended June 30, 2025, contracts awarded includes $73.7 million of acquired contract value from the Edge Autonomy acquisition and none of the contracts awarded balance relates to acquired contract value for the three months ended June 30, 2024.

Our book-to-bill ratio was 0.87 for the Last Twelve Months (“LTM”) ended June 30, 2025, as compared to 1.28 for the LTM ended June 30, 2024. For the LTM ended June 30, 2025, contracts awarded includes $95.7 million of acquired contract value from the Edge Autonomy and Hera Systems acquisitions, which were completed in the second quarter of 2025 and third quarter of 2024, respectively. For the LTM ended June 30, 2024, none of the contracts awarded balance relates to acquired contract value.

Backlog
The following table presents our contracted backlog as of June 30, 2025 and December 31, 2024, and related activity for the six months ended June 30, 2025 as compared to the year ended December 31, 2024.

(in thousands)	June 30, 2025	December 31, 2024
Organic backlog, beginning balance	$280,969	$372,790
Organic additions during the period	71,591	207,704
Organic revenue recognized during the period	(106,334)	(297,699)
Foreign currency translation	8,844	(1,826)
Organic backlog, ending balance	255,070	280,969

Acquisition-related contract value, beginning balance	15,683	—
Acquisition-related contract value acquired during the period	73,716	21,940
Acquisition-related additions during the period	1,500	145
Acquisition-related revenue recognized during the period	(16,821)	(6,402)
Foreign currency translation	335	—
Acquisition-related backlog, ending balance	74,413	15,683
Contracted backlog, ending balance	$329,483	$296,652

We view growth in backlog as a key measure of our business growth. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Our contracted backlog includes $86.9 million and $16.7 million in remaining contract value from contracts which recognize revenue at a point in time as of June 30, 2025 and as of December 31, 2024, respectively.

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

Organic contract value includes the remaining contract value as of January 1 not yet recognized as revenue and additional orders awarded during the period for those entities treated as organic. Acquisition-related contract value includes remaining contract value as of the acquisition date not yet recognized as revenue and additional orders awarded during the period for entities not treated as organic. Organic revenue includes revenue earned during the period presented for those entities treated as organic, while acquisition-related revenue includes the same for all other entities, excluding any pre-acquisition revenue earned during the period. The acquisition-related backlog activity presented in the table above is related to the Edge Autonomy and Hera Systems acquisitions completed during the second quarter of 2025 and third quarter of 2024, respectively.

Although contracted backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog. In addition, some of our multi-year contracts are subject to annual funding. Management expects all amounts reflected in contracted backlog to ultimately be fully funded. Contracted backlog from foreign operations was $117.4 million and $70.5 million as of June 30, 2025 and December 31, 2024, respectively. These amounts are subject to foreign exchange rate translations from their respective local currencies to U.S. dollars that could cause the remaining backlog balance to fluctuate with the foreign exchange rate at the time of measurement.

Liquidity and Capital Resources
Our operations are primarily funded with cash flows provided by operating activities, proceeds from the exercise of warrants and equity offering, and access to existing credit facilities. As of June 30, 2025, we had $76.5 million in cash and cash equivalents and $35.0 million in available borrowings from our existing credit facilities.

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

Indebtedness
Please refer to Note I – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Contractual Obligations
During the six months ended June 30, 2025, there were no material changes to the Company’s contractual obligations as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report that were outside the ordinary course of our business, except for an increase in operating lease liabilities as a result of the Edge Acquisition. Refer to Note C – Business Combinations for additional information related to the Company’s obligation.

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

As of June 30, 2025 and December 31, 2024, we had $2.1 million and $15.4 million of standby letters of credit, respectively. Our standby letters of credit outstanding generally relate to submitted proposals and performance guarantees, which are secured by our restricted cash. Refer to Note B of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s restricted cash.

Cash Flows
The table below summarizes certain information from the condensed consolidated statements of cash flows for the following periods:

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Cash, cash equivalents and restricted cash at beginning of year	$49,071	$30,278
Operating activities:
Net income (loss)	(99,927)	(26,183)
Reconciling adjustments to net income (loss)	11,292	20,053
Changes in working capital	(44,109)	(612)
Net cash provided by (used in) operating activities	(132,744)	(6,742)
Net cash provided by (used in) investing activities	(161,729)	544
Net cash provided by (used in) financing activities	323,489	6,929
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	472	(177)
Net increase (decrease) in cash, cash equivalents and restricted cash	29,488	554
Cash, cash equivalents and restricted cash at end of period	$78,559	$30,832

Operating activities
Net cash used in operating activities increased by $126.0 million year-over-year. The change was primarily due to an increase in cash used by working capital of $43.5 million, a decrease of $8.8 million in the effects of reconciling adjustments to net income (loss) and increase of $73.7 million in cash used related to the Company’s net loss for the six months ended June 30, 2025 in comparison to 2024. The increase in cash used by working capital is primarily related to a decrease of $5.6 million and an increase of $3.5 million in accounts payable and accrued expenses, and accounts receivable, respectively, compared to an increase of $4.8 million and a decrease of $10.0 million in the same accounts for 2024, respectively. The decrease was also due to a decrease of $28.4 million in deferred revenue compared to a decrease of $8.5 million in deferred revenue for 2024. The decreases in accounts payable and accrued expenses were primarily a result of timing of payments and invoice receipt. The changes in accounts receivable and deferred revenue were primarily driven by the timing of billable milestones during the six months ended June 30, 2025 compared to 2024. The decrease in non-cash adjustments is primarily related to a decrease in the loss on the change in fair value of the outstanding private warrants of $2.7 million during the six months ended June 30, 2025 compared to $10.1 million in 2024. Please refer to Note D – Fair Value of Financial Instruments of the accompanying notes to the condensed consolidated financial statements for additional information related to the fair value of warrants.
Investing activities
Net cash used in investing activities increased by $162.3 million for the six months ended June 30, 2025, as compared to the same period in 2024. The change was primarily due to cash used to complete the Edge Autonomy acquisition, and an increase in capital expenditures primarily related to licensed software for internal-use, partially offset by proceeds received during the six months ended June 30, 2024 related the sale of joint ventures for which there is no comparable activity in the current period.
Financing activities
Net cash provided by financing activities increased by $316.6 million during the six months ended June 30, 2025, as compared to 2024. The change was primarily due to an increase in net proceeds received from the issuance of common stock and exercise of the Company’s public and private warrants of $328.7 million during the six months ended June 30, 2025, for which there was nominal activity for the same period in 2024. The increase was partially offset by net cash used in debt of $64.5 million during the six months ended June 30, 2025, compared to net proceeds from debt of $7.0 million in 2024 and repurchase of the Company’s Series A Preferred Stock of $61.5 million, for which there was no comparable activity for the same period in 2024. The increase in net proceeds from debt was driven primarily by the proceeds from the issuance of the JPMorgan Credit Agreement for which there was no comparable activity for the same period in 2024, partially offset by increased repayments on draws from the Adams Street Revolving Credit Facility during the six months ended June 30, 2025, compared to 2024. Please refer to Note I – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, which are designed to ensure that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were not effective as of June 30, 2025 due to the material weaknesses in internal control over financial reporting described below.

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

The material weaknesses above did not result in a material misstatement to the condensed consolidated financial statements as of June 30, 2025, nor in any restatements of financial statements previously reported by us.

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
We are working to remediate the material weaknesses as efficiently and effectively as possible and expect full remediation for our U.S. operations (excluding Edge Autonomy) to be complete by December 31, 2025. Full remediation for our Europe operations will likely go beyond December 31, 2025. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in the Company incurring additional costs, and will place additional demands on our financial and operational resources.

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

Changes in Internal Control over Financial Reporting
We are in the process of integrating Edge Autonomy into our overall internal control over financial reporting processes. Other than this integration, there have been no changes in internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For additional information on pending matters, please refer to Note M – Commitments and Contingencies of the accompanying notes to the condensed consolidated financial statements. For additional information on the risks associated with the existing and future investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, please refer to Item 1A. “Risk Factors”.

ITEM 1A. RISK FACTORS
As of June 30, 2025, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, except as described below:

Risks Related to the Edge Acquisition
Redwire may be unable to integrate the operations of Redwire and Edge Autonomy successfully and realize the anticipated synergies and other benefits of the Edge Acquisition, or unable to do so within the anticipated timeframe.
The Edge Acquisition involved the combination of two companies which previously operated independently. Redwire expects to benefit from certain synergies and the elimination of duplicative costs associated with general and administrative expenses, among others. Redwire will, however, be required to devote significant management attention and resources to integrating the business practices, cultures and operations of Edge Autonomy with Redwire’s. Potential difficulties Redwire may encounter in the integration process include, among others, the following:
1.the inability to successfully combine the operations of Redwire and Edge Autonomy in a manner that permits Redwire to achieve the cost savings from the Edge Acquisition, or results in the anticipated benefits and synergies of the Edge Acquisition not being realized in the timeframe currently anticipated or at all;
2.the inability to minimize the diversion of management attention from ongoing business concerns during the process of integrating Edge Autonomy into our businesses;
3.the inability to integrate product lines and capitalize on cross-selling opportunities;
4.the inability to resolve potential conflicts that may arise relating to customer, supplier and other important relationships of our business and Edge Autonomy;
5.potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Edge Acquisition;
6.failure to retain key management and other key employees of Edge Autonomy;
7.the potential need to upgrade Edge Autonomy’s reporting systems, including internal controls over financial reporting and/or systems, which may be found to have material weaknesses or significant deficiencies;
8.the difficulties harmonizing differences in the business cultures of Redwire and Edge Autonomy;
9.the challenge of managing the expanded operations of a significantly larger and more complex company and coordinating geographically separate organizations; and
10.additional complexities of combining two companies with different histories, organizations, systems, operating procedures, compliance programs, products, markets, customers, technology, networks and other assets.

For all these reasons, it is possible that the integration process could result in the distraction of Redwire’s management, the disruption of Redwire’s ongoing business or inconsistencies in Redwire’s operations, services, standards, controls, procedures and policies, any of which could adversely affect the ability of Redwire to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the Edge Acquisition, or could otherwise adversely affect Redwire’s business and financial results.

Redwire stockholders have a smaller ownership and voting interest in Redwire following completion of the Edge Acquisition, compared to their respective ownership and voting interest in Redwire prior to the Edge Acquisition.
Following completion of the Edge Acquisition, after giving effect to the related stock issuance and our offering of 15,525,00 shares of our common stock (the “June 2025 Offering” together with the Edge Acquisition, the “Transactions”), based on the number of shares of our common stock and convertible preferred stock outstanding on August 4, 2025, (i) continuing Redwire stockholders own approximately 62.8% and Ultimate Holdings owns approximately 27.8% of our common stock and Redwire convertible preferred stock (on an as converted to common stock basis), (ii) AE Industrial Partners (including Ultimate Holdings) beneficially owns approximately 55.6% of our common stock and Redwire convertible preferred stock (on an as converted to common stock basis) and (iii) BCC Redwire Aggregator, L.P. beneficially owns approximately 11.5% of our common stock and Redwire convertible preferred stock (on an as converted to common stock basis). Accordingly, the Redwire stockholders prior to the Transactions exercise significantly less influence over Redwire after the Transactions relative to their respective influence over Redwire prior to the Transactions, and thus have a less significant impact on the approval or rejection of future Redwire proposals submitted to a stockholder vote.

Following completion of the Transactions, AE Industrial Partners (including Ultimate Holding) holds a majority of the voting power of Redwire and will appoint a majority of the directors to the Redwire Board of Directors (the “Board”).
Following the Transactions, AE Industrial Partners (including Ultimate Holdings) beneficially owns approximately 55.6% of our common stock and Redwire convertible preferred stock (on an as converted to common stock basis). Additionally, among other things, an amended and restated investor rights agreement (the “A&R Investor Rights Agreement”) entered into by Redwire, Ultimate Holdings, certain stockholders of the Company affiliated with AE Industrial Partners (the “AE Industrial Stockholders”) and Genesis Park Holdings provides that, of the nine or more directors that will sit on the Board, (i) the AE Industrial Stockholders will be permitted to designate four directors for election to the Board, which number would be reduced once the AE Industrial Stockholders no longer hold fifty percent (50%) or more of the Redwire common stock beneficially owned by the AE Industrial Stockholders (excluding Redwire common stock beneficially owned by Ultimate Holdings) at the closing of the Edge Acquisition and (ii) Ultimate Holdings will be permitted to designate one director for election to the Board so long as Ultimate Holdings continues to hold twenty-five percent (25%) or more of the Redwire common stock beneficially owned by Ultimate Holdings (excluding Redwire common stock beneficially owned by the AE Industrial Stockholders) at the closing of the Edge Acquisition, provided that so long as the AE Industrial Stockholders and Ultimate Holdings collectively may nominate an aggregate of five directors to the Board, all but one director must be independent under New York Stock Exchange listing standards and, if less than five directors, a majority must be independent.

Redwire expects to incur substantial expenses related to the Edge Acquisition, including with respect to integration.
Redwire expects to incur substantial expenses in integrating the business, operations, systems, technologies, policies and procedures of Edge Autonomy with those of Redwire. While Redwire has assumed that a certain level of expenses would be incurred, there are a number of factors beyond its control that could affect the total amount or the timing of the expenses relating to the integration of Redwire’s and Edge Autonomy’s operations. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the expenses associated with the Edge Acquisition could, particularly in the near term, reduce the savings that Redwire expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings following the completion of the Edge Acquisition, and impact Redwire’s business and operations and the market price of the Redwire common stock.

The market price of our common stock may decline as a result of the Edge Acquisition.
The market price of our common stock may decline as a result of the Edge Acquisition if (a) Redwire does not achieve the perceived benefits of the Edge Acquisition as rapidly or to the extent anticipated by financial or industry analysts, or (b) the effect of the Edge Acquisition on Redwire’s financial results is not consistent with the expectations of financial or industry analysts. Redwire stockholders prior to the Edge Acquisition may not wish to continue to invest in Redwire, or for other reasons may wish to dispose of some or all of their shares of our common stock. In addition, the expiration of the lock-up set forth in the A&R Investor Rights Agreement may result in additional shares of our common stock being sold. If, following the closing of the Edge Acquisition, significant amounts of our common stock are sold, the price of our common stock could decline.

The historical consolidated financial information of Edge Autonomy and the unaudited pro forma information included in our filings with the SEC may not be a reliable indicator of future results.
We and Edge Autonomy have no prior history as a combined company and our assets and operations have not been managed on a combined basis. As a result, our unaudited pro forma condensed combined financial information, which was prepared in accordance with Article 11 of Regulation S-X, and historical financial statements of our and Edge Autonomy’s businesses provided in our filings with the SEC are not necessarily indicative of the financial position or results of operations that would have actually occurred had the Edge Acquisition not been completed at or as of the dates indicated, nor is it indicative of the future operating results or financial position of the combined Company.

Our unaudited pro forma condensed combined financial information does not reflect any cost savings, operating synergies or revenue enhancements that the combined Company may achieve as a result of the Edge Acquisition, nor does it reflect the costs to integrate the operations of Edge Autonomy or the costs necessary to achieve any cost savings, operating synergies and revenue enhancements. Our unaudited pro forma condensed combined financial information is based in part on certain assumptions regarding the Edge Acquisition. We believe the assumptions underlying such unaudited pro forma condensed combined financial information are reasonable under the circumstances, however, such assumptions and estimates are preliminary and may not prove to be accurate over time. In addition, if and to the extent there are any changes in market conditions affecting the Edge Acquisition, then the unaudited pro forma condensed combined financial information and the future operating results or financial position of the combined Company may be impacted, and such impact may be material. We have no obligation to update the unaudited pro forma condensed financial information for any subsequent event and may not do so.

As a result, investors should not place any undue reliance on our unaudited pro forma condensed combined financial information, and our actual results following the completion of the Edge Acquisition may differ from those that are anticipated.

Redwire may need to incur additional indebtedness in the future.
In connection with executing Redwire’s business strategies following the Edge Acquisition, Redwire may need to incur additional indebtedness to fund working capital or other corporate needs, including the repayment of Edge Autonomy’s outstanding indebtedness and transaction expenses incurred to acquire Edge Autonomy. The amount of such indebtedness could have material adverse consequences for Redwire, including subjecting Redwire to debt covenants that may limit Redwire’s activities, flexibility or ability to take advantage of business opportunities, limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses, and making Redwire more vulnerable to economic or industry downturns, including interest rate increases, the impact of which could have a material adverse effect on Redwire’s results of operations, financial condition and liquidity.

Recent tariff actions by the United States and other countries may adversely affect demand for the combined Company’s products and services, as well as increase manufacturing costs, which could have a material adverse effect on our business, financial condition and results of operations.
The current U.S. administration recently announced significant tariff actions on imports from a broad set of countries, including Canada, Mexico, European Union member states, Japan and China. The effects of these tariffs cannot be predicted with certainty but there is a likelihood that they will create increased supply chain costs for certain inputs to the manufacture of the combined Company’s products and potentially cause shortages of certain raw materials or supplied components. In response to these tariffs, U.S. trading partners have imposed, or are likely to impose, their own tariffs, which could have the effect of increasing the cost of the combined Company’s products and services that are sold to or in foreign countries. In addition, many economists and other market experts have indicated an increased likelihood of global recession as a result of the potential disruption to international trade.

Although a majority of Redwire’s historical sales were to domestic customers and a significant portion of Edge Autonomy’s historical sales to non-U.S. customers were supplied from its factory in Europe, which should mitigate the effects of tariff actions on such sales, foreign sales are expected to represent a significant portion of the combined Company’s total revenues. Accordingly, these trade actions and the widespread uncertainty and international tensions resulting therefrom, including, without limitation, the effect on the value of the U.S. dollar relative to other currencies, may adversely affect revenues, costs of sales and production volumes, any of which could materially and adversely harm our business, financial condition and results of operations.

Risks Related to Edge Autonomy
Redwire’s future growth, as a result of the Edge Acquisition, depends on the demand for, and customers’ willingness to adopt uncrewed aircraft systems (“UAS”) technology.
Evolving global security requirements and increasing demand for efficient supply chain and logistics solutions may present opportunities for growth in the market for autonomous aerial systems and advanced UAS technology. However, potential failure to manage the risks described above may discourage current or potential customers from purchasing our UAS products. If the market for UAS products does not develop as Redwire expects or develops more slowly than Redwire expects, its business, prospects, financial condition and operating results may be adversely affected.

As a result of the Edge Acquisition, Redwire stockholders own interests in a company with different risks and liabilities.
As a result of the Edge Acquisition, Redwire stockholders own interests in a company operating an expanded business with a different mix of risks and liabilities. As a result of Redwire’s acquisition of Edge Autonomy, Redwire has become a provider of UAS technology, and the market for UAS technology services is still an emerging market. Unsatisfactory performance of the combined Company’s products resulting from the environments in which drones operate, including in combat or other areas where wars and hostilities may occur (for example, the war in Ukraine), or numerous other market and technological factors may cause the demand for our products and technologies to decline or be subject to variation and may cause variations in the market price of our common stock. In particular, a significant portion of Edge Autonomy’s historical sales were to customers in Ukraine, which sales have been declining and may continue to decline for the combined Company in the event that the war and hostilities in Ukraine end, decline or change, or as a result of changes in international support for military assistance to Ukraine.

Redwire, as a result of the Edge Acquisition, faces competition from other firms, many of which have substantially greater resources.
As a result of Redwire’s acquisition of Edge Autonomy, Redwire has become a provider of UAS and autonomous technology solutions in a sector that has experienced significant growth driven by advancements in autonomous systems, artificial intelligence, machine learning, and sensor technologies.

Redwire, as a result of the Edge Acquisition, faces competition from various entities, including established defense contractors, autonomous flight system specialists, security technology providers, and companies focused on sensor technology and artificial intelligence software development, many of which are larger than Redwire and have greater technical, manufacturing and financial resources. The product capabilities of consumer and commercially focused drone manufacturers continue to increase and their product prices remain low relative to existing defense solutions. This competition could affect Redwire’s market position, as rapid technological advancements in artificial intelligence and automation may require significant ongoing investment in research and development to maintain its competitive advantage. Redwire’s future growth prospects depend on its ability to successfully innovate, differentiate its offerings, and maintain or expand its market share in an increasingly competitive landscape. Failure to effectively compete in these areas could result in reduced sales, margin pressure, and loss of strategic opportunities.

Redwire’s UAS products are subject to certain safety standards and complex regulatory frameworks, and the failure to satisfy such mandated compliance requirements or safety standards or failure to design, manufacture and operate safe products could have a materially adverse effect on our business and operating results.
The UAS industry is subject to several complex regulatory frameworks including National Defense Authorization Act compliance requirements, Federal Aviation Regulations, Defense Federal Acquisition Regulations, International Traffic in Arms Regulations and Export Administration Regulations. Redwire strives to maintain compliance with all applicable U.S. and international export control laws, regulations, and security requirements.

In the United States, the Federal Aviation Administration oversees the safety of aircraft operations in the national airspace system and has the authority to grant airworthiness certificates and related exemptions to UAS. If Redwire fails to have its UAS satisfy applicable UAS standards in any jurisdiction where it operates, our business and operating results could be adversely affected. While Redwire is committed to producing safe products, there can be no assurance that its safety technology will be effective in preventing incidents related to product safety, such as accidents involving its UAS products. Failure to ensure the safe operation of its UAS products may affect Redwire’s reputation and the sale of its UAS products, which may ultimately have a materially adverse effect on our business operation and financial results.

Geopolitical and macroeconomic events and conditions could adversely affect the combined Company’s business, financial condition and operating results.
The combined Company’s international business is affected by changes in U.S. and non-U.S. national policies and priorities, and geopolitical relationships, any of which may be influenced by changes in the global threat environment, political leadership, geopolitical and economic uncertainties, war and terrorist events, the escalation or continuation of armed conflict, government budgets, inflationary pressures, sanctions imposed in countries where the combined Company does business or seeks to do business, and economic and political factors more generally.

Unsatisfactory performance of Redwire’s products resulting from the environments in which drones operate, including in combat or other areas where wars and hostilities may occur (for example, the war in Ukraine), may cause the demand for the products and technologies offered by Redwire to decline or be subject to variation. In particular, approximately 15% of Edge Autonomy’s sales for the twelve months ended March 31, 2025 were to customers in Ukraine, which sales have been declining and may continue to decline for the combined Company in the event that the war and hostilities in Ukraine end, decline or change, or as a result of changes in international support for military assistance to Ukraine.

Further, there is a possibility that political decisions made by the U.S. government, such as changes in prior military commitments, including in response to the armed conflict in Ukraine or the Middle East, or an impasse on policy issues, could impact future spending and program authorizations, which may not increase or may decrease or shift to programs in areas in which the combined Company does not provide products or services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs due to, among other factors, competing demands for federal funds and the number and intensity of military conflicts, all of which may ultimately have a materially adverse effect on our business operation and financial results.

The combined Company’s work for the U.S. government and international governments may expose us to increased security risks.
As a government contractor, given the enhanced sensitivity of the information the combined Company has access to and the nature of its products and services, the combined Company is at increased risk of being targeted for cyber and other security attacks, including threats to the physical security of its facilities and employees. In addition, the combined Company works in international locations where there are high security risks, which could result in harm to its employees, contractors, and remote assets, and substantial protection or recovery costs. Some of its services are performed in or adjacent to high-risk locations where the country or location is experiencing political, social or economic issues, or war or civil unrest. In those locations where the combined Company has employees or operations, it may incur substantial costs to maintain the safety of its personnel, its remote assets and its information. As such international locations and the risks associated with them change rapidly, such precautions may be insufficient to avoid such risks including possible possession of the combined Company’s remote assets and related access to its intellectual property by unintended third parties and the possible loss of its personnel in these locations, which could harm our business and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2025, none of the directors or officers of the Company informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K).

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

2.2
Amendment, dated as of June 8, 2025, by and among Redwire Corporation, Edge Autonomy Ultimate Holdings, LP, Edge Autonomy Intermediate Holdings, LLC, Echelon Merger Sub, Inc., and Echelon Purchaser, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on June 9, 2025).

4.1
Registration Rights Coordination Agreement, dated as of June 8, 2025, by and among Redwire Corporation, BCC Redwire Aggregator, L.P., AE Industrial Partners Fund II, L.P., and AE Industrial Partners Structured Solutions I, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 9, 2025)

4.2
Amended & Restated Investor Rights Agreement, dated as of June 13, 2025 by and among (i) Redwire Corporation, (ii) AE Red Holdings, LLC, (iii) Genesis Park Holdings, (iv) Edge Autonomy Ultimate Holdings, LP, and (v) each other Person who executes a joinder to such agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 13, 2025).

10.1
Credit Agreement, dated June 13, 2025, by and among Redwire Intermediate Edge Holdings, LLC, Edge Autonomy Intermediate II Holdings, LLC, Edge Autonomy Holdings, LLC, Edge Autonomy Operations, LLC, Edge Autonomy, LLC, Edge Autonomy SLO, LLC, Edge Autonomy Bend, LLC, Edge Autonomy Energy Systems, LLC, Edge Autonomy Huntsville, LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lenders party thereto from time to time. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 13, 2025).

10.2†
Tenth Amendment to Credit Agreement, dated as of June 4, 2025, by and among Redwire Holdings, LLC, the other Borrowers party thereto, the Guarantors party thereto, Adams Street Credit Advisors, LP, as Administrative Agent and as Collateral Agent and each lender party thereto.

10.3
Seller Note, dated June 13, 2025, by and between Redwire Finance Holdings, LLC and Edge Autonomy Ultimate Holdings, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on June 13, 2025).

10.4+	2025 Form of Performance-Based Restricted Stock Unit Award Agreement (Employee) under the Redwire Corporation 2021 Omnibus Plan
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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
† Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request.
+ Management or compensatory agreement or arrangement.
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

Redwire Corporation

Date:	August 7, 2025	By:	/s/ Peter Cannito
		Name:	Peter Cannito
		Title:	Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Date:	August 7, 2025	By:	/s/ Jonathan Baliff
		Name:	Jonathan Baliff
		Title:	Chief Financial Officer and Director
(Principal Financial Officer)

Date:	August 7, 2025	By:	/s/ Chris Edmunds
		Name:	Chris Edmunds
		Title:	Chief Accounting Officer
(Principal Accounting Officer)