Form 10-Q
period 2025-09-30
Redwire Corp
filed 2025-11-06
CIK 1819810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 165,150,783 shares of common stock as of October 31, 2025.

REDWIRE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2025

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
•our ability to grow our business depends on the successful development and continued refinement of our proprietary technologies, products, and service offerings;
•competition with existing or new companies could cause downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share;
•a limited number of customers make up a high percentage of our revenue;
•the impact of a prolonged United States federal government shutdown;
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
•the U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year, could have an adverse impact on our business, financial condition, results of operations and cash flows;
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
•AE Industrial Partners has significant influence over us, which could limit other investors’ ability to influence the outcome of key transactions;
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

Item 1. Financial Statements and Supplementary Data
REDWIRE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of U.S. dollars, except share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash, cash equivalents and restricted cash	$54,328	$49,071
Accounts receivable, net	31,976	21,905
Contract assets	50,925	43,044
Inventory, net	53,491	2,239
Prepaid expenses and other current assets	19,920	9,666
Total current assets	210,640	125,925
Property, plant and equipment, net of accumulated depreciation of $15,188 and $9,628	50,630	17,837
Right-of-use assets	31,370	15,277
Intangible assets, net of accumulated amortization of $41,704 and $25,920	353,229	61,788
Goodwill	800,012	71,161
Other non-current assets	365	629
Total assets	$1,446,246	$292,617
Liabilities, Convertible Preferred Stock and Equity (Deficit)
Current liabilities:
Accounts payable	$34,309	$32,127
Notes payable to sellers	2,171	—
Short-term debt, including current portion of long-term debt	6,274	1,266
Short-term operating lease liabilities	4,309	4,354
Short-term finance lease liabilities	550	473
Accrued expenses	28,963	24,192
Deferred revenue	60,009	67,201
Other current liabilities	12,994	19,730
Total current liabilities	149,579	149,343
Long-term debt, net	184,699	124,464
Long-term operating lease liabilities	29,732	13,444
Long-term finance lease liabilities	1,111	980
Warrant liabilities	8,816	55,285
Deferred tax liabilities	37,279	582
Other non-current liabilities	2,116	428
Total liabilities	$413,332	$344,526
Commitments and contingencies (Note M – Commitments and Contingencies)
Convertible preferred stock, $0.0001 par value, 125,292.00 shares authorized; issued and outstanding: 2025—71,702.95 and 2024—108,649.30. Liquidation preference: 2025—$223,024 and 2024—$599,412 (Note N – Convertible Preferred Stock)	$104,869	$136,805
Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 99,874,708 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; issued and outstanding 2025—155,188,092 and 2024—67,002,370	15	7
Treasury stock, at cost: 2025—903,925 shares and 2024—728,739 shares	(6,336)	(3,573)
Additional paid-in capital	1,459,710	161,619
Accumulated deficit	(536,289)	(348,106)
Accumulated other comprehensive income (loss)	10,945	1,339
Total shareholders’ equity (deficit)	928,045	(188,714)
Total liabilities, convertible preferred stock and equity (deficit)	$1,446,246	$292,617
The accompanying notes are an integral part of these condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues	$103,432	$68,638	$226,587	$234,541
Cost of sales	86,622	56,615	219,800	194,709
Gross profit	16,810	12,023	6,787	39,832
Operating expenses:
Selling, general and administrative expenses	50,285	17,521	123,495	52,971
Transaction expenses	684	5,121	21,126	5,399
Research and development	7,693	1,893	10,226	4,681
Operating income (loss)	(41,852)	(12,512)	(148,060)	(23,219)
Interest expense, net	6,282	3,610	33,631	9,537
Other (income) expense, net	(13,844)	5,309	(14,688)	14,734
Income (loss) before income taxes	(34,290)	(21,431)	(167,003)	(47,490)
Income tax expense (benefit)	6,862	(472)	(25,924)	(348)
Net income (loss)	(41,152)	(20,959)	(141,079)	(47,142)
Net income (loss) attributable to noncontrolling interests	—	—	—	4
Net income (loss) attributable to Redwire Corporation	(41,152)	(20,959)	(141,079)	(47,146)
Less: dividends on Convertible Preferred Stock	1,674	3,383	34,853	16,125
Net income (loss) available to common shareholders	$(42,826)	$(24,342)	$(175,932)	$(63,271)

Net income (loss) per common share:
Basic and diluted	$(0.29)	$(0.37)	$(1.72)	$(0.96)

Weighted-average shares outstanding:
Basic and diluted	145,744,055	66,529,288	102,482,997	65,936,597

Comprehensive income (loss):
Net income (loss) attributable to Redwire Corporation	$(41,152)	$(20,959)	$(141,079)	$(47,146)
Foreign currency translation gain (loss), net of tax	(1,403)	877	9,606	127
Total other comprehensive income (loss), net of tax	(1,403)	877	9,606	127
Total comprehensive income (loss)	$(42,555)	$(20,082)	$(131,473)	$(47,019)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(In thousands of U.S. dollars, except share data)

Three Months Ended September 30, 2025	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	142,575,692	$14	729,295	$(3,581)	$1,392,204	$(493,393)	$12,348	$907,592
Equity-based compensation expense	—	—	—	—	11,993	—	—	11,993
Common stock issued in offering	600,100	—	—	—	9,118	—	—	9,118
Common stock issued for share-based awards	1,012,300	—	—	—	4	—	—	4
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	174,630	(2,755)	—	—	—	(2,755)
Convertible preferred stock converted to common stock	11,000,000	1	—	—	46,391	—	—	46,392
Convertible preferred stock repurchased	—	—	—	—	—	(1,744)	—	(1,744)
Foreign currency translation, net of tax	—	—	—	—	—	—	(1,403)	(1,403)
Net loss	—	—	—	—	—	(41,152)	—	(41,152)
Balance as of September 30, 2025	155,188,092	$15	903,925	$(6,336)	$1,459,710	$(536,289)	$10,945	$928,045

Nine Months Ended September 30, 2025	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	67,002,370	$7	728,739	$(3,573)	$161,619	$(348,106)	$1,339	$(188,714)
Equity-based compensation expense	—	—	—	—	47,591	—	—	47,591
Common stock issued in offering	16,125,100	1	—	—	254,157	—	—	254,158
Common stock issued in connection with Edge Acquisition	49,764,847	5	—	—	862,556	—	—	862,561
Common stock issued for share-based awards	1,230,213	—	—	—	831	—	—	831
Common stock issued for warrants exercised	9,499,138	1	—	—	117,779	—	—	117,780
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	175,186	(2,763)	—	—	—	(2,763)
Convertible preferred stock paid-in-kind dividend	—	—	—	—	(33,285)	—	—	(33,285)
Convertible preferred stock converted to common stock	11,566,424	1	—	—	48,462	—	—	48,463
Convertible preferred stock repurchased	—	—	—	—	—	(47,104)	—	(47,104)
Foreign currency translation, net of tax	—	—	—	—	—	—	9,606	9,606
Net loss	—	—	—	—	—	(141,079)	—	(141,079)
Balance as of September 30, 2025	155,188,092	$15	903,925	$(6,336)	$1,459,710	$(536,289)	$10,945	$928,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(In thousands of U.S. dollars, except share data)

Three Months Ended September 30, 2024	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	65,980,697	$7	373,420	$(1,007)	$180,716	$(259,978)	$1,996	$(78,266)	$—	$(78,266)
Equity-based compensation expense	—	—	—	—	3,593	—	—	3,593	—	3,593
Common stock issued for share-based awards	560,174	—	—	—	16	—	—	16	—	16
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	241,234	(1,681)	—	—	—	(1,681)	—	(1,681)
Foreign currency translation, net of tax	—	—	—	—	—	—	877	877	—	877
Net loss	—	—	—	—	—	(20,959)	—	(20,959)	—	(20,959)
Balance as of September 30, 2024	66,540,871	$7	614,654	$(2,688)	$184,325	$(280,937)	$2,873	$(96,420)	$—	$(96,420)

Nine Months Ended September 30, 2024	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	65,546,174	$7	353,470	$(951)	$188,323	$(233,791)	$2,903	$(43,509)	$228	$(43,281)
Equity-based compensation expense	—	—	—	—	8,046	—	—	8,046	—	8,046
Common stock issued for share-based awards	994,697	—	—	—	546	—	—	546	—	546
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	261,184	(1,737)	—	—	—	(1,737)	—	(1,737)
Convertible preferred stock paid-in-kind dividend	—	—	—	—	(12,590)	—	—	(12,590)	—	(12,590)
Sale of joint ventures	—	—			—	—	(164)	(164)	(225)	(389)
Foreign currency translation, net of tax	—	—	—	—	—	—	134	134	(7)	127
Net income (loss)	—	—	—	—	—	(47,146)	—	(47,146)	4	(47,142)
Balance as of September 30, 2024	66,540,871	$7	614,654	$(2,688)	$184,325	$(280,937)	$2,873	$(96,420)	$—	$(96,420)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of U.S. dollars)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income (loss)	$(141,079)	$(47,142)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	20,227	8,538
Amortization of debt issuance costs and discount	1,436	584
Equity-based compensation expense	47,591	8,046
(Gain) loss on sale of joint ventures	—	(1,303)
(Gain) loss on change in fair value of warrants	(11,506)	8,111
Deferred provision (benefit) for income taxes	(25,965)	(47)
Non-cash lease (benefit) expense	62	23
Purchase accounting fair value adjustment related to inventory	13,645	—
Other	(2,146)	(74)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,595	14,496
(Increase) decrease in contract assets	(5,562)	(8,754)
(Increase) decrease in inventory	(3,937)	(537)
(Increase) decrease in prepaid expenses and other assets	(3,617)	(4,247)
Increase (decrease) in accounts payable and accrued expenses	(9,772)	(4,964)
Increase (decrease) in deferred revenue	(34,094)	(7,448)
Increase (decrease) in operating lease liabilities	(141)	(256)
Increase (decrease) in other liabilities	194	10,551
Increase (decrease) in notes payable to sellers	—	11
Net cash provided by (used in) operating activities	(153,069)	(24,412)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(151,791)	(796)
Net proceeds from sale of joint ventures	—	4,598
Purchases of property, plant and equipment	(11,288)	(4,064)
Purchase of intangible assets	(6,139)	(2,788)
Net cash provided by (used in) investing activities	(169,218)	(3,050)

Cash flows from financing activities:
Proceeds received from debt	191,238	42,971
Repayments of debt	(127,196)	(8,183)
Payment of debt issuance fees	(105)	(780)
Repayment of finance leases	(379)	(357)
Repayments of third-party advances	(7,820)	7,820
Proceeds from issuance of common stock	337,806	546
Shares repurchased for settlement of employee tax withholdings on share-based awards	(2,763)	(1,737)
Repurchase of convertible preferred stock	(63,862)	—
Net cash provided by (used in) financing activities	326,919	40,280
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	625	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,257	12,816
Cash, cash equivalents and restricted cash at beginning of period	49,071	30,278
Cash, cash equivalents and restricted cash at end of period	$54,328	$43,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note A – Description of the Business
Redwire Corporation (the “Company” or “Redwire”) is an integrated space and defense technology company focused on advanced technologies including space infrastructure, autonomous systems and multi-domain operations leveraging digital engineering and artificial intelligence automation. The Company develops and provides mission critical airborne and space solutions based on core space infrastructure and platform offerings for government and commercial customers through both short- and long-duration projects. These core airborne and space-based offerings include technologies and production capability for avionics, sensors and payloads; power generation; structures and mechanisms; radio frequency (“RF”) systems; airborne and spacecraft platforms and missions; and microgravity payloads. The Company serves both U.S. and international customers.

Note B – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statement information and the rules of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and adjustments associated with acquisition accounting, necessary for the fair presentation of such financial statements. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported results of operations.

These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Interim results are not necessarily indicative of the results that may be expected for a full year.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Management has prepared these estimates using the most current and best available information that is considered reasonable under the circumstances. However, actual results could differ materially from those estimates. Significant accounting policies subject to estimates include, but are not limited to, valuation of goodwill and intangible assets, revenue recognition, income taxes, certain equity-based compensation awards, post-retirement benefit plans, paid-in-kind dividends, and warrant liabilities.

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

Foreign currency translation adjustments are reported in accumulated other comprehensive income (loss). Realized gains and losses on foreign currency transactions are included in other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss).

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes cash on hand, cash balances with banks and similar institutions and all highly liquid investments with an original maturity of three months or less. Restricted cash includes cash balances which are restricted as to withdrawal or usage by contractual agreement and consists of cash-collateralized standby letters of credit for performance guarantees and submitted proposals.

The Company had $2.0 million and $15.4 million of restricted cash as of September 30, 2025 and December 31, 2024, respectively, related to standby letters of credit for performance guarantees and submitted proposals which are legally restricted for withdrawal and use. Amounts may be subject to final price adjustments upon delivery and acceptance of the related performance obligations by the customer. As of December 31, 2024, restricted cash included $7.8 million of proceeds received from third-parties that were refundable except in certain limited circumstances and were also reported as other current liabilities on the condensed consolidated balance sheets. During the nine months ended September 30, 2025, the $7.8 million of restricted cash was refunded and the associated liability was relieved.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of the following periods:

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$52,282	$27,796
Restricted cash	2,046	15,298
Total cash, cash equivalents and restricted cash	$54,328	$43,094

The table below presents supplemental cash flow information during the following periods:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$32,234	$8,383
Income taxes	143	225

Non-Cash Investing and Financing Activities:
Convertible Preferred Stock dividend paid-in-kind	$33,285	$12,590
Equity consideration in acquisition of businesses	862,561	—
Settlement of private warrant liabilities for common stock	34,963	—
Exchange of Series A Convertible Preferred Stock for common stock	48,462	—
Capital expenditures not yet paid	2,198	2,225

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

Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement declared effective under the Securities Act of 1933, as amended, or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with such new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Recently Issued Accounting Pronouncements
On September 18, 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40). This ASU removes references to prescriptive and sequential development stages, requiring companies to capitalize internal-use software costs when management commits to funding the software project and it is probable the project will be completed. The ASU will be effective for annual and interim periods beginning January 1, 2028, and can be applied on a prospective, modified prospective, or retrospective basis. We are currently evaluating the potential impact of adoption on the Company’s consolidated results of operations, cash flows and financial condition.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. Additionally, the amendment requires a qualitative description of the amounts remaining in the relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. For public business entities, the new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adoption, which is expected to have an impact on disclosures only and no impact on the Company’s results of operations, cash flows or financial condition.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign, as well as by jurisdiction, if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. The Company is currently evaluating the impact of adoption, which is expected to have an impact on disclosures only and no impact on the Company’s results of operations, cash flows or financial condition.

Other accounting standards updates adopted and/or issued, but not effective until after September 30, 2025, are not expected to have a material effect on the Company’s consolidated financial position, results of operations and/or cash flows.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note C – Business Combinations
Edge Autonomy Acquisition
On January 20, 2025, the Company entered into an agreement and plan of merger (as amended on February 3, 2025, and June 9, 2025, the “Merger Agreement”) with Edge Ultimate Holdings, LP, a Delaware limited partnership (“Ultimate Holdings”) to acquire 100% of the equity interests in Edge Autonomy Intermediate Holdings, LLC (together with its subsidiaries, “Edge Autonomy”), a leading provider of field-proven uncrewed airborne system (“UAS”) technology (the “Edge Acquisition”). On June 13, 2025, following the satisfaction of all regulatory approvals, including a stockholder vote, the acquisition was completed. Under the terms of the Merger Agreement, a subsidiary of the Company merged with and into Edge Autonomy Intermediate Holdings, LLC, the parent company of Edge Autonomy, with Edge Autonomy Intermediate Holdings, LLC as the surviving entity and a wholly owned subsidiary of the Company. On the same day, the merger consideration was transferred, including $160.0 million in cash (“Cash Consideration”) and the issuance of 49,764,847 shares of the Company’s common stock (“Equity Consideration”). Common stock was held back from the Equity Consideration to fund post-closing purchase price adjustments, if any, in the amount of $5.0 million, valued at a price per share of $15.07. The Company funded the Cash Consideration using cash on hand and proceeds from its indebtedness. Refer to Note I – Debt for additional information on the Company’s outstanding debt.

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

June 13, 2025
Cash consideration	$160,000
Fair value of common stock issued(1)	862,561
Equity holdback	5,000
Payable to Seller	2,171
Less: Working capital adjustment	5,000
Purchase consideration	$1,024,732
Assets:
Cash	$8,209
Accounts receivable and other receivable	10,716
Contract assets	69
Inventory	61,378
Prepaid expenses and other current assets	6,614
Property, plant and equipment	26,271
Right-of-use assets	14,822
Intangible assets	298,100
Total assets	426,179
Liabilities:
Accounts payable	5,627
Accrued expenses	11,910
Deferred revenue	26,111
Other current liabilities	938
Long-term operating lease liabilities	14,973
Deferred tax liabilities	62,193
Other non-current liabilities	1,019
Total liabilities	122,771
Fair value of net identifiable assets acquired	303,408
Goodwill	$721,324

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

The following table summarizes the intangible assets acquired by class:

	June 13, 2025	Weighted average useful life in years
Customer relationships	$15,400	8
Technology	264,800	13
Trade name and trademark	17,900	8
Total intangible assets	$298,100

The amounts above represent preliminary valuation analyses completed necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions; however, the amounts indicated above are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Accordingly, there may be adjustments to the assigned values of acquired assets and assumed liabilities. All values remain preliminary including, but not limited to, intangible assets, including the preliminary assumptions used in their estimates of fair values and their respective estimated useful lives, the valuation of certain tangible assets, working capital accounts, income taxes, and residual goodwill. The final determination of the fair values, purchase consideration, related income tax impacts and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined. During the three months ended September 30, 2025, the Company recorded $11.8 million of measurement period adjustments related to intangible assets, inventory, deferred tax liabilities and certain working capital accounts, which increased the balance of goodwill to $721.3 million. The impact of these adjustments resulted in a $2.9 million decrease of accumulated amortization, of which an immaterial amount relates to a previous reporting period and an increase of $2.7 million in the recognition of the inventory fair value adjustment in cost of sales, of which $0.6 million relates to a previous reporting period. Refer to Note L – Income Taxes for information regarding the impact from measurement period adjustments related to deferred tax liabilities.

The preliminary fair values of identifiable intangible assets were determined by using certain estimates and assumptions that are not observable in the market. The fair value of the acquired technology and trademark and trade name was estimated using the relief from royalty method. The significant assumptions used to estimate the fair value included forecasted revenues, expected royalty rates, expected attrition rates, and discount rates. The fair value of the acquired customer relationships was estimated using the multi-period excess earnings method. The significant assumptions used to estimate the fair value of customer relationships included forecasted revenues, expected customer attrition rates, and discount rates.

The results of operations of Edge Autonomy have been included in the Company’s consolidated results of operations since the date of acquisition, June 13, 2025. The table below presents the revenues and net income (loss) of Edge Autonomy included in the condensed consolidated statements of operations and comprehensive income (loss) since the acquisition date, for the following periods:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Post-acquisition revenues	$49,513	$55,459
Net income (loss) attributable to Redwire Corporation	(26,297)	(61,215)

Pro Forma Financial Data (Unaudited)
The table below presents the pro forma combined results of operations for the Company for the three and nine months ended September 30, 2025 and 2024, as though the acquisition of Edge Autonomy had been completed as of January 1, 2024.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues	$103,432	$113,622	$313,629	$374,932
Net income (loss) attributable to Redwire Corporation	$(30,527)	$(43,876)	(96,739)	(164,657)
The amounts included in the pro forma information are based on historical results and do not necessarily represent what would have

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

occurred if the Edge Acquisition had taken place as of January 1, 2024, nor do they represent results that may occur in the future. Accordingly, the pro forma financial information should not be relied upon as being indicative of the results that would have been realized had the business combination occurred as of the date indicated or that may be achieved in the future.

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

The Company incurred acquisition related costs for completed acquisitions of $0.4 million and $20.7 million during the three and nine months ended September 30, 2025, respectively, and $1.1 million during the three and nine months ended September 30, 2024, respectively. These expenses are included in transaction expenses on the condensed consolidated statements of operations and comprehensive income (loss).

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

Private Warrants
In September 2021, the Company issued 7,732,168 private warrants in a transaction exempt from registration under securities regulations. The warrants, which are not listed for trading on a stock exchange, entitle the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will expire on September 2, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The private warrants were established as a liability at issuance. Classification of the private warrants as liability instruments was based on an analysis of the guidance in accordance with U.S. GAAP and a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” The Company considered whether the private warrants display the three characteristics of a derivative, and concluded the private warrants meet the definition of a derivative. However, the private warrants fail to meet the equity scope exception and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. The changes in fair value of the private warrant liability were a decrease of $14.2 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively, and a decrease of $11.5 million and an increase of $8.1 million for the nine months ended September 30, 2025 and 2024, respectively. These changes in fair value are recognized as other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss).

During the nine months ended September 30, 2025, 4,631,799 private warrants were exercised on a cashless basis for 2,293,739 shares of the Company’s common stock. Additionally, during the nine months ended September 30, 2025, 467,174 private warrants were exercised and converted into 467,174 shares of the Company’s common stock at the exercise price of $11.50 per share for proceeds of $5.4 million. Upon exercise, the Company remeasured the fair value of the related private warrants, which was recognized as other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss), and then released the associated liability upon issuance of the Company’s common stock. Refer to Note K – Warrants and Capital Stock Transactions for additional information.

The private warrants were valued using a modified Black-Scholes OPM. As certain inputs are not observable in the market, the private warrants are classified as Level 3 instruments within the fair value hierarchy. The table below presents the fair value per warrant and

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

the valuation assumptions under the Black-Scholes OPM:

	September 30, 2025	February 25, 2025	December 31, 2024
Fair value per share	$3.35	$6.84	$7.15
Warrants outstanding	2,633,195	5,098,978	7,732,168
Exercise price	$11.50	$11.50	$11.50
Common stock price	$8.99	$14.34	$16.46
Expected option term	0.9 years	1.5 years	1.7 years
Expected volatility	119.10%	82.90%	52.70%
Risk-free rate of return	3.68%	4.05%	4.18%
Expected annual dividend yield	—%	—%	—%

The table below presents the Company’s financial instruments measured at fair value on a recurring basis:

		September 30, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$8,816	$8,816
Total liabilities		$—	$—	$8,816	$8,816

		December 31, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$55,285	$55,285
Total liabilities		$—	$—	$55,285	$55,285
Changes in the fair value of Level 3 financial liabilities were as follows:

Liabilities:	Private Warrants	Total Level 3
December 31, 2024	$55,285	$55,285
Changes in fair value	(11,506)	(11,506)
Settlements	(34,963)	(34,963)
September 30, 2025	$8,816	$8,816

Note E – Accounts Receivable, net
The accounts receivable, net balance was as follows:

	September 30, 2025	December 31, 2024
Billed receivables	$31,976	$18,450
Unbilled receivables	—	3,455
Total accounts receivable, net	$31,976	$21,905
Accounts receivable are recorded for amounts to which the Company is entitled and has invoiced to the customer. Unbilled receivables, presented in the table above, consist of unbilled amounts under time-and-material (“T&M”) contracts where billing and payment is subject solely to the passage of time.

Substantially all accounts receivable as of September 30, 2025 are expected to be collected in 2025. The Company does not believe there is a significant exposure to credit risk as the majority of the Company’s accounts receivable are due from U.S. and foreign governments or large prime contractors of such government entities. As a result, the allowance for credit losses was not material as of September 30, 2025 and December 31, 2024, respectively.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note F – Inventory, net
The inventory balance was as follows:

	September 30, 2025	December 31, 2024
Raw materials	$29,837	$1,812
Work in process	19,188	427
Finished goods	4,466	—
Inventory, net	$53,491	$2,239
The Company records a reserve for slow-moving inventory as a charge against earnings for all products identified as surplus, slow-moving, or discontinued. The amounts presented above are shown net of inventory reserves of $2.0 million as of September 30, 2025. The Company had no inventory reserves as of December 31, 2024.

Note G – Intangible Assets, net
The intangible assets gross carrying amount and accumulated amortization were as follows:

	September 30, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$56,040	$(13,570)	$42,470	18
Technology	301,047	(21,090)	279,957	13
Trademarks	21,072	(2,633)	18,439	8
Internal-use software licenses	15,228	(4,411)	10,817	6
In-process internal-use software	1,246	—	1,246
Indefinite-lived intangible assets:
Tradename	300	—	300
Total intangible assets	$394,933	$(41,704)	$353,229

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$39,606	$(8,403)	$31,203	21
Technology	33,379	(12,351)	21,028	15
Trademarks	3,172	(2,050)	1,122	9
Internal-use software licenses	8,760	(3,116)	5,644	6
In-process internal-use software	2,491	—	2,491
Indefinite-lived intangible assets:
Tradename	300	—	300
Total intangible assets	$87,708	$(25,920)	$61,788
There was no impairment recognized related to intangible assets during the three and nine months ended September 30, 2025 and 2024, respectively.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note H – Goodwill
The changes in the carrying amount of goodwill were as follows:

	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance of goodwill as of December 31, 2024	$121,078	$(49,917)	$71,161
Goodwill arising from Edge Acquisition	709,481	—	709,481
Change arising from impact of foreign currency	7,955	(428)	7,527
Measurement period adjustment - Edge Acquisition	11,843	—	11,843
Balance of goodwill as of September 30, 2025	$850,357	$(50,345)	$800,012
There was no impairment recognized related to goodwill during the three and nine months ended September 30, 2025 and 2024, respectively.

Note I – Debt
The table below presents details of the Company’s debt as of the following periods and the effective interest rate as of September 30, 2025:

	Effective interest rate	September 30, 2025	December 31, 2024
Adams Street Term Loan	11.16%	$29,979	$30,212
Adams Street Delayed Draw Term Loan	11.15	14,506	14,619
Adams Street Incremental Term Loan	10.98	31,028	31,268
Adams Street Revolving Credit Facility	13.78	30,000	50,000
JPMorgan Term Loan	13.53	88,875	—
D&O Financing Loans	3.43	994	486
Total debt		195,382	126,585
Less: unamortized discounts and issuance costs		4,409	855
Total debt, net		190,973	125,730
Less: Short-term debt, including current portion of long-term debt		6,274	1,266
Total long-term debt, net		$184,699	$124,464
Adams Street Credit Agreement
On October 28, 2020, the Company entered into a credit agreement with Adams Street Capital (the “Adams Street Credit Agreement”), the terms of which were subsequently modified by various amendments through September 30, 2025. As amended, the Adams Street Credit Agreement includes (i) a $31.0 million term loan commitment, (ii) a $15.0 million delayed draw term loan, (iii) a $32.0 million incremental term loan, and (iv) a $65.0 million revolving credit facility commitment, all of which mature on April 28, 2027. During the nine months ended September 30, 2025, the Company borrowed $5.0 million and repaid $25.0 million on the revolving credit facility. There was no activity on the revolving credit facility for the three months ended September 30, 2025. As of September 30, 2025, the Company had $35.0 million of remaining capacity under the Company’s revolving credit facility.

As of September 30, 2025, the outstanding principal under the Adams Street Credit Agreement incurs cash interest in accordance with the base rate plus the applicable rates as set forth in the table below:

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

As amended in August 2022, the outstanding principal on the term loans and revolving loans under the Adams Street Credit Agreement incurred additional interest to be paid-in-kind (“PIK”) of 2.00% per annum, for the period August 2022 through May 2023, when the Company met certain requirements to end the PIK interest. The amendment also suspended the Company’s requirement to comply with the consolidated total net leverage ratio through September 30, 2023, and such compliance resumed with the fiscal quarter ending December 31, 2023.

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

In June 2024, the Company entered into an Eighth Amendment to the Adams Street Credit Agreement (the “Eighth Amendment”), in which the commitments under the revolving credit facility increased from $30.0 million to $45.0 million. Pursuant to the Eighth Amendment, the Company is required to maintain an aggregate principal amount of outstanding revolving credit loans of no less than $10.0 million. In August 2024, the Company entered into a Ninth Amendment to the Adams Street Credit Agreement (the “Ninth Amendment”), in which the commitments under the revolving credit facility increased from $45.0 million to $65.0 million. Pursuant to the Ninth Amendment, the aggregate principal amount of outstanding revolving credit loans the Company is required to maintain increased from no less than $10.0 million to no less than $30.0 million.

In June 2025, the Company entered into a Tenth Amendment to the Adams Street Credit Agreement (the “Tenth Amendment”) in which, (i) the maturity date was extended to April 28, 2027, (ii) the interest rate of the term loans will be increased to match the interest rate under the JPMorgan Credit Agreement (as defined below), commencing on January 1, 2026, and (iii) Adams Street Capital was granted a second-priority lien on the equity interests of Edge Autonomy, the Company’s wholly owned subsidiary. In connection with the Tenth Amendment, the Company incurred a nominal amount of fees paid to the lender and third-parties. Fees paid to the lender were recorded as a discount on the related facility, while costs paid to third-parties were expensed as incurred and recorded as other (income) expense in the condensed consolidated statements of operations and comprehensive income (loss).

The Adams Street Credit Agreement, as amended, contains certain customary representations and warranties, affirmative and other covenants and events of default, including among other things, payment defaults, breach of representations and warranties, and covenant defaults. As of September 30, 2025 and December 31, 2024, the Company was in compliance with its covenant requirements, as amended.

JP Morgan Chase Credit Agreement
In June 2025, the Company’s wholly owned subsidiary, Edge Intermediate Holdings, LLC, entered into a credit agreement with JPMorgan Chase Bank, N.A. (the “JPMorgan Credit Agreement”) which includes a $90.0 million term loan that matures on April 28, 2027. As of September 30, 2025, the outstanding principal under the JPMorgan Credit Agreement incurs cash interest, which is payable quarterly at a rate equal to the SOFR rate plus an applicable per annum rate of 6.5% through December 31, 2025 and 7.0% from January 1, 2026 through maturity. Under the terms of the JPMorgan Credit Agreement, the Company will make principal payments in the amount of 1.25% of the original outstanding term loan quarterly until maturity at which time the remaining principal balance becomes due in full. The JPMorgan Credit Agreement contains certain customary representations and warranties, affirmative and other covenants and events of default, including among other things, payment defaults, breach of representations and warranties, and covenant defaults. In connection with the issuance of the JPMorgan Credit Agreement, the Company incurred $4.2 million of fees paid to the lender and debt issuance costs which were recorded as a discount on the related term loan and are being amortized over the term of the loan using the effective interest method. As of September 30, 2025, the Company was in compliance with its covenant requirements.

Seller Note
In June 2025, the Company entered into an unsecured promissory note agreement with Ultimate Holdings (an affiliate of AE Industrial Partners and former parent of Edge Autonomy) (the “Seller Note”), which included a note payable of $100.0 million. The Seller Note was used to finance a portion of the cash consideration of the Edge Autonomy acquisition. The Seller Note had a 3.0% upfront fee that

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

was paid-in-kind and added to the principal amount which was fully earned at maturity as described below. The Seller Note also had a minimum return payment that was equal to 1.20 times the original principal amount if it was repaid prior to December 31, 2025, less any aggregate cash payments of principal, interest (including paid-in-kind interest) and the upfront fee previously or then being paid in cash. The upfront fee and minimum return payment were recorded as a discount on the related term loan and were being amortized over the term of the loan using the effective interest method. The Seller Note accrued interest at an annual rate of 15.0% through December 31, 2025 and 18.0% thereafter which was payable quarterly either in cash or in-kind, at the Company’s option. The Seller Note had a maturity that was the earliest of (i) a change in control or a sale of all or substantially all of the Company’s assets; (ii) the date that is ninety-one (91) days following the maturity date of the Adams Street Credit Agreement or JPMorgan Credit Agreement; and (iii) acceleration following an event of default as defined within the agreement. The Seller Note also provides that if the Company receives any equity financing net proceeds, 100.0% of such proceeds, to the extent available, must be applied to the prepayment of the Seller Note in cash.

In June 2025, the Company completed an equity raise and issued 15,525,000 shares of common stock at a price of $16.75 per share for net proceeds of $245.0 million. In accordance with the terms of the Seller Note, the Company used $120.0 million of these proceeds to repay the Seller Note in full, inclusive of the minimum return payment as described above. As a result of the repayment, the Company recorded interest expense of $20.0 million for the nine months ended September 30, 2025.

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

During September 2025, the Company entered into a $1.0 million loan with AFCO Credit Corporation (the “2025 D&O Financing Loan”) to finance the Company’s directors and officers insurance premium. The 2025 D&O Financing Loan has an interest rate of 8.15% per annum and a maturity date of June 3, 2026.

Note J – Leases
The Company has entered into and acquired long-term leasing arrangements for the right to use various classes of underlying assets including facilities, vehicles and office equipment.

Other Supplemental Information
The table below presents other supplemental information related to the Company’s leases for the following periods:

	Three Months Ended
	September 30, 2025		September 30, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$3,029	$180	$1,153	$152
Right-of-use assets obtained in exchange for new lease liabilities	3,258	201	—	130

	Nine Months Ended
	September 30, 2025		September 30, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$5,988	$506	$3,434	$449
Right-of-use assets obtained in exchange for new lease liabilities	5,180	420	35	357

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

On February 20, 2025, the Company directed its warrant agent to deliver a notice of redemption to each registered holder of the outstanding public warrants in accordance with the terms under the warrant agreement as further described above. During the nine months ended September 30, 2025, 6,738,225 public warrants were exercised and converted into 6,738,225 shares of Company’s common stock at the exercise price of $11.50 per share for proceeds of $77.5 million and 1,450,586 public warrants were redeemed by the Company at $0.01 per warrant.

As of September 30, 2025, there were no public warrants issued and outstanding and as of December 31, 2024, there were 8,188,811 public warrants issued and outstanding.

Private Warrants
The terms and provisions of the public warrants described above also apply to the private warrants. If the private warrants are held by holders other than the original holders or their respective permitted transferees, the private warrants will be redeemable by the Company and exercisable by the holders on the same basis as the public warrants. The original holders and their respective permitted transferees have the option to exercise the private warrants on a cashless basis.

During the nine months ended September 30, 2025, 4,631,799 private warrants were exercised on a cashless basis for 2,293,739 shares of the Company’s common stock. The conversion factor was derived by multiplying the amount of common shares underlying the warrants by the excess fair value over the warrant exercise price and then dividing by the fair value. The fair value is defined as the average closing price of the Company’s common stock for the ten (10) trading days ending on the third trading day prior to the date on which the notice of exercise was provided to the Company’s stock transfer agent. Additionally, during the nine months ended September 30, 2025, 467,174 private warrants were exercised and converted into 467,174 shares of the Company’s common stock at the exercise price of $11.50 per share for proceeds of $5.4 million. Upon exercise, the Company remeasured the fair value of the related warrants and then released the associated liability upon issuance of the Company’s common stock. Refer to Note D – Fair Value of Financial Instruments for information on the Level 3 inputs used to value the private warrants.

As of September 30, 2025 and December 31, 2024, there were 2,633,195 and 7,732,168, respectively, private warrants issued and outstanding.

Equity Offering
In June 2025, the Company issued 15,525,000 shares of common stock at a price of $16.75 per share for net proceeds of $245.0 million. The shares were issued pursuant to the Company’s Form S-3 filed with the SEC on September 6, 2023, under which the Company may offer and sell up to $400 million of the Company’s securities. In connection with the issuance of common stock, the Company used a portion of the proceeds to repay the Seller Note in accordance with the terms of the agreement. Refer to Note I – Debt for additional information on the Seller Note. In July 2025, the Company issued an additional 600,100 shares of common stock pursuant to the underwriters’ over-allotment option at a price of $16.75 per share for additional net proceeds of $9.1 million.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note L – Income Taxes
The table below presents the Company’s effective income tax rate on pre-tax income from continuing operations for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Effective tax rate	20.0%	(2.2)%	(15.5)%	(0.7)%

During the three months ended September 30, 2025, the Company recorded a measurement period adjustment related to the Edge Acquisition, which decreased the deferred tax liability as of the acquisition date and as a result reduced the Company’s future taxable income. As discussed below, the realization of deferred tax assets is dependent upon the future generation of taxable income. As such, the impact of this adjustment resulted in a decrease of the Company’s tax benefit to $25.9 million for the nine months ended September 30, 2025 and resulted in the Company recording $6.9 million of tax expense for the three months ended September 30, 2025. The difference in effective tax rate between the three and nine months ended September 30, 2025 and 2024 is otherwise primarily related to the recognition of the deferred tax assets in the 2025 period.

The effective tax rate for the nine months ended September 30, 2025 differs from the U.S. federal income tax rate of 21.0% primarily due to the reduction of the valuation allowance discussed below, state income taxes and non-deductible compensation costs related to the Edge Incentive Units and transaction costs. The effective tax rate for the nine months ended September 30, 2024 differs from the U.S. federal income tax rate of 21.0% primarily due the valuation allowance on the realization of deferred tax assets.

The Company assesses the deferred tax assets for recoverability on a quarterly basis. In assessing the realizability of deferred tax assets, the Company evaluates whether it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (“NOL”) carryforwards are available. During the nine months ended September 30, 2025, and in connection with the acquisition of Edge Autonomy, the Company determined that a portion of its deferred tax assets would, more-likely-than-not, be realized and, as a result, the Company recognized a tax benefit of $25.9 million for the nine months ended September 30, 2025, substantially all of which relates to the recognition of deferred tax assets and the corresponding reduction of the valuation allowance.

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including: (i) 100% bonus depreciation: (ii) the expensing of domestic research; and (iii) adjustments to the limitation on the deduction for business interest. U.S GAAP requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company evaluated the impact of the OBBBA on its condensed consolidated financial statements and concluded that it does not have a material impact on the Company’s effective tax rate.

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

On December 17, 2021, the Company, our Chairman and Chief Executive Officer, Peter Cannito, and then current, but now former Chief Financial Officer, William Read, were named as defendants in a putative class action complaint filed in the United States District Court for the Middle District of Florida. That litigation is captioned Lemen v. Redwire Corp. et al., Case No. 3:21-cv-01254-TJC-PDB (M.D. Fla.) (“Lemen”). On March 7, 2022, the Court appointed a lead plaintiff. On June 17, 2022, the lead plaintiff filed an amended complaint. In the amended complaint, the lead plaintiff alleges that the Company and certain of its directors and officers made misleading statements and/or failed to disclose material facts about the Company’s business, operations, and prospects, allegedly in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act. As relief, the plaintiffs are seeking, among other things, compensatory damages. On August 16, 2022, the defendants moved to dismiss the complaint in its entirety, and such motion was denied by the Court on March 22, 2023. On November 15, 2024, the Company and plaintiffs filed a joint motion for a stipulated order to settle this litigation pursuant to a settlement agreement entered into among the parties. Under the terms of the agreement, Redwire agreed to pay $8.0 million to settle claims brought on behalf of purchasers of Redwire’s publicly traded shares from March 25, 2021, through March 31, 2022. Redwire has agreed to certification of a settlement class to facilitate resolution of claims. The Company consistently denied the accusations and entered into this proposed settlement, which was not an admission or concession of liability, to avoid the costs and risks inherent in continued litigation. During the nine months ended September 30, 2025, the Company paid the $8.0 million settlement amount into escrow releasing the previously recognized loss contingency. That amount was later released from escrow following a final order by the Court approving the settlement and dismissing the case with prejudice, which was entered on August 18, 2025. The Company anticipates recovery from insurance of approximately $1.1 million of the settlement amount, most of which has now been recovered by the Company. The remainder of the anticipated recovery is included as prepaid expenses and other current assets in the condensed consolidated balance sheets. The settlement has resolved all claims against Redwire and the other defendants in this matter.

On May 25, 2022, a plaintiff commenced derivative litigation in the United States District Court for the District of Delaware on behalf of the Company against Peter Cannito, Les Daniels, Reggie Brothers, Joanne Isham, Kirk Konert, Jonathan Baliff, and John S. Bolton. That litigation is captioned Yingling v. Cannito, et al., Case No. 1:22-cv-00684-MN (D. Del.). The complaint’s allegations are similar to those of the class action lawsuit filed in December 2021, namely, that statements about Redwire’s business and operations were misleading due to alleged material weaknesses in the Company’s financial reporting internal controls. The plaintiff alleges the defendants violated Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act, breached their fiduciary duty by allowing misleading disclosures to be made, and caused the Company to overpay compensation and bonuses tied to the Company’s financial performance. As relief, the plaintiffs are seeking, among other things, compensatory and punitive damages. This litigation had previously been stayed pending resolution of the class action lawsuit filed on December 17, 2021. Subsequent to the announcement of the Lemen settlement, the parties entered into a stipulated transfer of this matter to the United States District Court for the Middle District of Florida to be handled by the same judge overseeing the Lemen litigation. Shortly after this transfer of venue, the Court entered an administrative stay of the matter pending final resolution of the Lemen matter. In light of the final settlement of the Lemen matter, the stay has now been lifted, and discovery in this matter has resumed. The defendants believe the allegations are without merit and intend to defend the lawsuit vigorously. The matter remains in the early stages of discovery and the Company is currently unable to predict the likely outcome of the proceedings or estimate the range of reasonably possible losses, which may be material. However, the Company expects that the amount of any reasonably possible loss or range of loss would be recoverable through the Company’s D&O insurance policy.
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
Letters of Credit
The Company enters into letters of credit from time to time issued on its behalf by financial institutions secured by restricted cash. Letters of credit generally are available for draw down in the event the Company does not fulfill its contractual obligations. The Company had outstanding letters of credit of $2.0 million and $15.4 million as of September 30, 2025 and December 31, 2024, respectively.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note N – Convertible Preferred Stock
The table below presents activity of the Company’s Series A Convertible Preferred Stock:

	Shares	Amount
Balance as of December 31, 2024	108,649.30	$136,805
Dividends paid-in-kind	8,068.27	33,285
Conversion into common stock	(33,386.05)	(48,462)
Repurchase of convertible preferred stock	(11,628.57)	(16,759)
Balance as of September 30, 2025	71,702.95	$104,869

On October 28, 2022, the Company filed a Certificate of Designation describing the terms and conditions of newly issued Series A Convertible Preferred Stock of the Company, par value $0.0001 (the “Convertible Preferred Stock”), with 88,000.00 total shares constituting the series. On or around the same date, the Company entered into investment agreements with (i) AE Fund II and AE Industrial Partners Structured Solutions I, LP (“AEI Structured Solutions”, and together with AEI Fund II, (“AEI”)), (ii) BCC Redwire Aggregator, LP (“Bain Capital”) and (iii) various investors (collectively, the “Additional Investors,” and together with AEI and Bain Capital, the “Investors”). Pursuant to the investment agreements, the Company sold an aggregate of 81,250.00 shares (“Purchased Shares”) of Convertible Preferred Stock for an aggregate purchase price of $81.25 million, or $76.4 million net of issuance costs. The investment agreements contain customary representations, warranties and covenants of the Company and Investors. On October 31, 2023, the Company filed a Certificate of Amendment of Certificate of Designation of the Company, which was filed solely to increase the amount of shares designated as Convertible Preferred Stock, par value $0.0001 per share, to 125,292.00.

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

During the three and nine months ended September 30, 2025, 31,719.43 and 33,386.05 shares of the Company’s Convertible Preferred Stock, respectively, were, at the option of the holder in accordance with the Convertible Preferred Stock Certificate of Designation, converted into 11,000,000 and 11,566,424 shares of the Company’s common stock, respectively, based on the accrued value (defined as the initial value plus accumulated paid and unpaid dividends) as of the conversion date and a conversion ratio of $3.05.

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

During the three and nine months ended September 30, 2025, the Company used a portion of the proceeds from its common stock issuance to repurchase 432.76 and 11,628.57 shares of Convertible Preferred Stock, respectively, from Bain Capital for $2.4 million and $63.9 million, respectively, in accordance with the Registration Rights Coordination Agreement, dated as of June 8, 2025, by and between the Company, Bain Capital, and AEI. As a result, during the three and nine months ended September 30, 2025, $0.6 million and $16.8 million, respectively, was derecognized from temporary (mezzanine) equity, which represented the net book value of the Convertible Preferred Stock as of the repurchase date and $1.7 million and $47.1 million, respectively, was recorded against accumulated deficit as a distribution.

Bain Capital Director and Nominees
For so long as Bain Capital held record and beneficial ownership of at least 50% of the Purchased Shares issued to it as of November 3, 2022, Bain Capital would have the right to designate one member to the Company’s Board of Directors (the “Board”). In September 2025, Bain Capital, at its option, converted 31,719.43 shares of its Convertible Preferred Stock into 11,000,000.00 shares of the Company’s common stock and subsequently sold such shares of common stock. As of September 30, 2025, Bain Capital had record and beneficial ownership of 57% of the Convertible Preferred Stock issued to it as of November 3, 2022. Subsequent to September 30, 2025, Bain Capital, at its option, converted its remaining 28,509.34 shares of Convertible Preferred Stock into 9,962,691 shares of the

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Company’s common stock and subsequently sold such shares of common stock. As such, Bain Capital no longer holds shares of the Company’s common stock or Convertible Preferred Stock.

Convertible Preferred Stock Features
No holder of Convertible Preferred Stock was permitted to transfer any of their shares to any unaffiliated person for twelve (12) months following the closing date of the applicable investment agreement, except for certain exceptions, including that Bain Capital and AEI were permitted to transfer shares to each other. Bain Capital, prior to disposing of its holdings in the Company, and AEI have been provided customary preemptive rights with respect to the Convertible Preferred Stock and, after the seventh anniversary of their respective closing dates, for so long as each holder has record and beneficial ownership of at least 50%, which, subsequent to September 30, 2025, Bain Capital no longer meets, following its sales of the Company’s securities described above, of the Purchased Shares initially issued to them, may cause the Company to retain an investment banker to identify and conduct a potential sale of the Company.

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

As of September 30, 2025, the 71,702.95 outstanding shares of Convertible Preferred Stock were convertible into approximately 24,808,049 shares of the Company’s common stock. Immediately following Bain Capital’s subsequent conversion as described above, there were 43,193.61 shares of Convertible Preferred Stock outstanding as of October 6, 2025, which were convertible into 14,954,512 shares of the Company’s common stock. The holders of Convertible Preferred Stock are entitled to vote with the holders of common stock, on an as-converted basis. In addition, holders of Convertible Preferred Stock have the right, at their option and at any time, to convert their shares into shares of common stock. Each share of Convertible Preferred Stock will mandatorily convert upon achieving thresholds related to the Company’s market capitalization and profitability metrics and the Company is required to make an offer to repurchase the outstanding Convertible Preferred Stock upon a fundamental change.

Dividends on the Convertible Preferred Stock can be paid in either cash or in kind in the form of additional shares of Convertible Preferred Stock (such payment in kind, “PIK”), at the option of the Company, subject to certain exceptions. If paid in cash, such dividends will be paid at a rate of 13% per annum, subject to certain adjustments and exceptions or, if the Company issues PIK dividends, at a rate of 15% per annum, subject to certain adjustments and exceptions. Each holder of Convertible Preferred Stock has been given certain registration rights pursuant to the Registration Rights Agreement, dated October 28, 2022. As of September 30, 2025, the accumulated but not declared or paid dividends on the Convertible Preferred Stock were $4.0 million.

Subsequent to September 30, 2025, on November 1, 2025, in accordance with the Convertible Preferred Stock Certificate of Designation, as amended, the Company issued 3,311.52 shares of Convertible Preferred Stock as a PIK dividend to holders of record as of October 15, 2025. As such, the 46,505.13 shares of Convertible Preferred Stock outstanding as of November 1, 2025, were convertible into approximately 15,247,586 shares of the Company’s common stock.

Liquidation Preference
The Convertible Preferred Stock ranks senior to the Company’s common stock. In the event of any liquidation or winding up of the Company, the holders of the Convertible Preferred Stock shall be entitled to receive in preference to the holders of the Company’s common stock the greater of (a) the greater of (i) two times the Initial Value (defined as $1,000 per share) and (ii) the Initial Value plus accrued and unpaid dividends, whether or not declared, and (b) the amount that would have been received based on the if-converted Accrued Value, defined as Initial Value plus accrued and unpaid dividends, whether or not declared. As of September 30, 2025, and December 31, 2024, the liquidation preference of the Convertible Preferred Stock was $223.0 million and $599.4 million, respectively.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note O – Revenues
The table below presents revenue percentage by recognition method for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Over time	51.4%	97.0%	74.9%	98.6%
Point in time	48.6	3.0	25.1	1.5
Total revenues	100.0%	100.0%	100.0%	100.0%

The table below presents revenues by customer grouping for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Civil space	$18,220	$21,359	$51,955	$69,337
National security	58,573	26,097	92,862	56,266
Commercial and other	26,639	21,182	81,770	108,938
Total revenues	$103,432	$68,638	$226,587	$234,541

The table below presents revenues based on the geographic location of the Company’s customers for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
U.S.	$62,083	$41,290	$131,108	$105,131
Europe	32,463	27,334	85,780	129,325
Other	8,886	14	9,699	85
Total revenues	$103,432	$68,638	$226,587	$234,541

Customers comprising 10% or more of revenues are presented below for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Customer B(1)	—	7,305	—	24,804
Customer D(1)	14,400	16,298	49,823	93,527
Customer E(1)	27,589	—	31,947	—
(1) While revenue may have been generated during each of the periods presented, amounts are only disclosed for the periods in which revenues represented 10% or more of total revenue.

Contract Balances
The table below presents the contract assets and contract liabilities included on the condensed consolidated balance sheets for the following periods:

	September 30, 2025	December 31, 2024
Contract assets	$50,925	$43,044

Contract liabilities	$60,009	$67,201

The increase in contract assets was primarily driven by production incurred on related contracts resulting in revenue recognized and the timing of billable milestones occurring during the nine months ended September 30, 2025.

The decrease in contract liabilities during 2025 was primarily driven by the timing of large billable milestones occurring during the last quarter of 2024 compared to the nine months ended September 30, 2025 as well as decreased bookings during 2025. Revenue recognized in the nine months ended September 30, 2025 that was included in the contract liability balance as of December 31, 2024

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

was $59.7 million. Revenue recognized in the nine months ended September 30, 2024 that was included in the contract liability balance as of December 31, 2023 was $48.8 million.

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

When the Company’s estimate of total costs to be incurred to satisfy a performance obligation exceeds the expected revenue, the Company recognizes the loss immediately. When the Company determines that a change in estimate has an impact on the associated profit of a performance obligation, the Company records the cumulative positive or negative adjustment in the consolidated statement of operations and comprehensive income (loss). Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results.

Net EAC adjustments can have a significant effect on reported revenues and gross profit. The below table summarizes the favorable (unfavorable) impact on gross profit from the net EAC adjustments for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net EAC adjustments, before income taxes	$(8,334)	$(1,552)	$(36,633)	$(8,579)
Net EAC adjustments, net of income taxes	(10,001)	(1,518)	(30,955)	(8,519)
Net EAC adjustments, net of income taxes, per diluted share	(0.07)	(0.02)	(0.38)	(0.13)

The net unfavorable EAC adjustments in 2025 were primarily due to a $15.2 million unfavorable adjustment, including a $6.5 million loss reserve related to a program in the Company’s RF systems offerings as a result of an increase in estimates made for the programmatic and technical assumptions based on the nature and technical complexity of the work to be performed to meet customer specifications. The unfavorable adjustments were also due to production delays, additional unplanned labor and increased production costs as it relates to the development of advanced technologies required to meet customer specifications in multiple space offerings. The net unfavorable EAC adjustments in 2024 were primarily due to additional unplanned labor and test cycles required to meet customer requirements in the Company’s structures and mechanisms, avionics and sensors and power generation space infrastructure offerings.

Remaining Performance Obligations
As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $263.2 million. The Company expects to recognize approximately 70% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Note P – Equity-Based Compensation
Incentive Units
The Company’s former parent, AE Red Holdings, LLC (formerly known as Redwire Holdings, LLC) (“Holdings”) adopted a written compensatory benefit plan (the “Class P Unit Incentive Plan”) to provide incentives to existing or new employees, officers, managers, directors, or other service providers of the Company or its subsidiaries in the form of Holdings’ Class P Units (“Incentive Units”). As amended, the Tranche I and the Tranche III Incentive Units became fully vested in 2021. Holdings also amended the Class P Unit Incentive Plan so that the Tranche II Incentive Units would vest on any liquidation event, as defined in the Class P Unit Incentive Plan, rather than only upon consummation of the sale of Holdings, subject to the market-based condition stipulated in the Class P Unit Incentive Plan prior to its amendment. All compensation expense was recognized during 2021 and 2022 and as of September 30, 2025, Tranches I and III were fully vested and Tranche II is still subject to the market-based vesting condition.

The former parent of Edge Autonomy, Ultimate Holdings, adopted a written compensatory benefit plan (the “Edge Incentive Unit Plan”) to provide incentives to existing or new employees, officers, managers, directors, or other service providers of Edge Autonomy or its subsidiaries in the form of Ultimate Holdings’ Class A and B Units (“Edge Incentive Units”). In June 2025, Ultimate Holdings amended the Edge Incentive Unit Plan which caused the Tranche I Edge Incentive Units to vest as of the amended date, the Tranche II

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Edge Incentive Units to vest on the first anniversary of the Edge Autonomy acquisition date, and the Tranche III Edge Incentive Units to vest on the second anniversary of the Edge Autonomy acquisition date. In connection with the amended Edge Incentive Unit Plan, the Company determined the weighted average fair value at the modification date of the Edge Incentive Units as $13.94 per unit using Black-Scholes OPM with the following assumptions:

June 23, 2025
Strike price	$1.00 to $7.71
Redwire common stock price	$15.36
Time to exit	1.52 to 2.52 years
Expected volatility	94.00% to 89.30%
Risk-free rate of return	3.88% to 3.78%
Expected annual dividend yield	—%

Both Tranche II and III vesting is subject to the employee’s continued employment with the Company. The fair value determined at the date of the amendment of the Edge Incentive Unit Plan was immediately recognized as compensation expense for Tranche I. Compensation expense for Tranche II and III is being derived over the service period of one and two years, respectively, and recognized on a straight-line basis. As of September 30, 2025, there was approximately $49.9 million of unrecognized compensation cost related to the Tranche II and III Edge Incentive Units expected to be recognized over a weighted-average period of 1.70 years.

2021 Omnibus Incentive Plan
Shares of the Company’s stock reserved for grants under the 2021 Omnibus Incentive Plan (the “Plan”) were 13,126,536 and 11,786,489 as of September 30, 2025 and December 31, 2024, respectively. Incentive stock options may only be granted to employees and officers employed by the Company. The Plan appoints the Board, the Compensation Committee or such other committee consisting of two or more individuals appointed by the Board to administer the Plan.

Stock Options
The Company’s Plan authorizes the grant of stock options (incentive and non-qualified) to purchase shares of the Company’s common stock with a contractual term of 10 years. The options vest over a three-year term as follows: 33.3% on the first anniversary of the grant date, 33.3% on the second anniversary of the grant date, and 33.4% on the third anniversary of the grant date. Vesting is contingent upon continued employment with or service to the Company; both the unexercised vested and unvested portions of an option will be immediately forfeited and canceled if employment or service ceases to the Company. The Company recognizes equity-based compensation expense for the options equal to the fair value of the awards on a straight-line basis over the requisite service period and recognizes forfeitures as they occur. The fair value of options granted under the Plan is estimated on the grant date under the Black-Scholes OPM.

The Company did not grant any options under the Plan and there were no forfeitures or expirations of stock options during the nine months ended September 30, 2025.

The table below presents the outstanding stock options under the Plan:

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31,2024	1,742,942	$2.64	$6.96	7.04
Exercised	(13,670)	1.80	3.13
Outstanding as of September 30, 2025	1,729,272	$2.65	$6.99	6.29

As of September 30, 2025, there was no remaining unrecognized compensation cost related to stock options granted under the Plan. As of September 30, 2025, there were 1,729,272 stock options that were vested and exercisable.

Performance-based Restricted Stock Units
The Plan authorizes the grant of performance-based restricted stock units (“PSUs”). The PSUs generally vest upon completion of a three-year period (“Performance Period”). For awards granted in 2023 and 2024, the number of shares, if any, that are ultimately

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

awarded is contingent upon the Company’s closing price per share at the end of the Performance Period and continued employment or service to the Company. The PSU award allows the grantee to earn between 0% and 200% of the target award based on the Company’s closing stock price per share at the end of the Performance Period. The performance share payout is based on a market condition, and as such, the awards are valued using a Monte Carlo simulation model on the grant date. The model generates the fair value of the award at the grant date, which is then recognized as compensation expense on a straight-line basis over the requisite service period. The Company recognizes forfeitures as they occur.

During the three months ended September 30, 2025, the Company granted 346,240 PSUs to certain officers, managers and other eligible employees pursuant to the Plan. The PSU award allows the grantee to earn between 0% and 200% of the target award based on the Company’s share performance compared to the Russell Index 2000 Total Return for the period of January 1, 2025 through December 31, 2027 and is contingent on the continued employment with or service to the Company. The grant date fair value of these awards was $26.02 per share.

The fair value of PSUs granted under the Plan was estimated on the grant date using a Monte Carlo simulation model with the following assumptions:

2025 Grants
Valuation date stock price	$17.50
Remaining term of performance period	2.46 years
Expected volatility	88.80%
Risk-free rate of return	3.83%
Expected annual dividend yield	—%
The table below presents the outstanding PSUs under the Plan:

	Number of PSUs	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,459,962	$8.48	1.6	$24,031
Granted	346,240	26.02
Outstanding as of September 30, 2025	1,806,202	$11.84	1.1	$16,238

As of September 30, 2025, total unrecognized compensation cost related to unvested PSUs granted under the Plan was $13.7 million and is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock Units
Restricted stock units (“RSUs”) awarded under the Plan follow the same vesting conditions as the options described above and are generally subject to forfeiture in the event of termination of employment prior to vesting dates. The Company recognizes equity-based compensation expense for the RSUs equal to the grant date fair value of the awards on a straight-line basis over the requisite service period and recognizes forfeitures as they occur.

During May and July 2025, the Company granted RSUs under the Plan to non-employee directors. These RSUs vest over one year and the weighted average grant date fair value of these awards was $13.46 per share. During three months ended September 30, 2025, the Company granted 935,935 RSUs to certain officers, managers and other eligible employees. The RSUs follow the same vesting conditions as the options described above. The weighted average grant date fair value of these awards was $15.97 per share based on the closing price of the Company’s common stock on the grant date.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the activity of RSUs under the Plan:

	Number of RSUs	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested as of December 31, 2024	2,441,971	$4.93	1.1	$40,195
Granted	1,025,085	15.75
Vested	(1,326,773)	4.56
Forfeited	(60,771)	3.17
Unvested as of September 30, 2025	2,079,512	$10.56	1.4	$18,695

As of September 30, 2025, total unrecognized compensation cost related to unvested RSUs granted under the Plan was $19.8 million and is expected to be recognized over a weighted-average period of 2.0 years.

Employee Stock Purchase Plan
On September 2, 2021, the Company’s Board adopted the Redwire Corporation 2021 Employee Stock Purchase Plan (the “ESPP”) which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. Shares of the Company’s common stock reserved for grants under the ESPP were 3,351,023 and 2,680,999 as of September 30, 2025 and December 31, 2024, respectively. The ESPP appoints the Compensation Committee to administer the ESPP. Under the ESPP, each offering has an enrollment period during which each eligible employee has the option to enroll allowing the eligible employee to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the ESPP is generally for five months, which can be modified from time to time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price. The applicable purchase price is calculated as an amount equal to 85% of the fair market value of the Company’s common stock at either the beginning or end of each offering period, whichever is less. A participant must designate in the enrollment package the percentage (if any) up to 15% of compensation to be deducted during that offering period for the purchase of stock under the ESPP, subject to certain limitations. As of September 30, 2025, the Company had three completed offering periods and one active offering period.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the five-month offering period. The Company utilizes the Black-Scholes OPM to compute the fair market value of shares under the ESPP for each offering period. As of September 30, 2025, an aggregate of 339,835 shares had been purchased and 3,011,188 shares were available for future sales under the ESPP.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the equity-based compensation expense recorded for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cost of sales
Edge incentive units	$413	$—	$413	$—
ESPP	159	60	375	130
Stock options	—	1	—	16
Restricted stock units	472	459	1,366	1,576
Performance-based restricted stock units	43	19	86	28
Total cost of sales	$1,087	$539	$2,240	$1,750

Selling, general and administrative expenses
Edge incentive units	$6,984	$—	$36,611	$—
ESPP	120	42	211	88
Stock options	1	311	227	1,040
Restricted stock units	1,822	1,588	3,892	3,692
Performance-based restricted stock units	1,979	1,113	4,410	1,476
Total selling, general and administrative expenses	$10,906	$3,054	$45,351	$6,296

Total equity-based compensation expense	$11,993	$3,593	$47,591	$8,046

Note Q – Net Income (Loss) per Common Share
The table below presents a reconciliation of the basic and diluted net income (loss) per share that were computed for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Net income (loss) attributable to Redwire Corporation	$(41,152)	$(20,959)	$(141,079)	$(47,146)
Less: dividends on Convertible Preferred Stock	1,674	3,383	34,853	16,125
Net income (loss) available to common shareholders	$(42,826)	$(24,342)	$(175,932)	$(63,271)
Denominator:
Weighted-average common shares outstanding:
Basic and diluted	145,744,055	66,529,288	102,482,997	65,936,597
Net income (loss) per common share:
Basic and diluted	$(0.29)	$(0.37)	$(1.72)	$(0.96)
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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Please refer to Note D – Fair Value of Financial Instruments, Note K – Warrants and Capital Stock Transactions, Note N – Convertible Preferred Stock, and Note P – Equity-Based Compensation for additional information on the Company’s warrants, Convertible Preferred Stock, and equity-based compensation awards, respectively.

Note R – Related Parties
A customer of the Company, Related Party A, is a related party because Kirk Konert, a member of the Company’s Board, also serves on the board of directors for the customer effective as of the second quarter of 2022. Peter Cannito, the Company’s Chairman, CEO and President, also served on the board of directors for the customer from the second quarter of 2022 through the fourth quarter of 2024.

A customer of the Company, Related Party B, is a related party because AEI acquired a majority interest in the customer during the fourth quarter of 2022 and Kirk Konert, a member of the Company’s Board, also serves on the board of directors for this customer.

The table below presents details of the Company’s related party transactions included in the condensed consolidated balance sheets and the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

			As of
			September 30, 2025	December 31, 2024
Accounts receivable:
Related Party A			$743	$40
Related Party B			171	748
			$914	$788

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues:
Related Party A	$530	$455	$1,426	$971
Related Party B	331	2,674	1,756	6,750
	$861	$3,129	$3,182	$7,721

In the normal course of business, the Company participates in related party transactions with certain vendors and customers where AEI maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. For the three months ended September 30, 2025 and 2024, respectively, transactions with other companies in AEI’s investment portfolio, not separately disclosed, did not have a material impact on the Company’s condensed consolidated financial statements.

Please refer to Note I – Debt and Note N – Convertible Preferred Stock, for related party transactions associated with the Company’s debt and Convertible Preferred Stock.

Note S – Segment Reporting
There have been no changes in the Company’s operating and reportable segments or in the information provided to the Chief Operating Decision Maker (“CODM”). The Company operates in one operating segment and one reportable segment, space and defense technology solutions. The space and defense technology solutions segment develops and provides core space and airborne infrastructure offerings including technologies and production capability for avionics and sensors; power generation; structures and mechanisms; radio frequency systems; airborne and spacecraft platforms and missions; and microgravity payloads.

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

Our field-proven core airborne offerings have decades of innovation and more than 400 thousand flight hours. Key operations include developing and manufacturing Uncrewed Aerial Systems (“UAS”) for commercial, government, and military applications in areas such as surveillance, logistics, reconnaissance, border security, and emergency response. We design and deploy UAS technology through solutions including autonomous flight systems, artificial intelligence (“AI”) powered data processing, and specialized sensors. Redwire is committed to delivering innovative space and airborne platforms to help transform the future of multi-domain operations.

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
Recent Developments
During the third quarter of 2025:
•Revenues increased 51% for the three months ended September 30, 2025 compared to the same period in 2024.
•Selling, general and administrative expenses as a percentage of revenues increased to 49% for the three months ended September 30, 2025 from 26% during the same period in 2024.
•Net loss increased $20.2 million for the three months ended September 30, 2025 compared to the same period in 2024.
•Book-to-bill ratio increased to 1.25 for the three months ended September 30, 2025 from 0.65 for the same period in 2024.
•The Company was awarded a contract to develop and deliver Roll-Out Solar Arrays for Axiom Space’s first commercial space station module.
•The Company’s UAS deliveries during the three months ended September 30, 2025 included Stalker systems for the U.S. Army’s Long Range Reconnaissance program and Penguin systems for the Ukrainian Armed Forces.
•The Company launched a total of 14 PIL-BOXes during the three months ended September 30, 2025, with three different partners: Bristol Myers Squibb, Butler University, and Purdue University. This brings the total number of PIL-BOX launches to 42.

Industry and Regulatory Updates
U.S. Budget Environment
On March 15, 2025, the President signed into law the Full-Year Continuing Appropriations and Extensions Act of 2025, which extends federal funding (including for the U.S. Department of War (“DoW”, formerly referred to as the Department of Defense) at near fiscal year (“FY”) 2024 levels through September 30, 2025, but included an increase of $6 billion to defense spending, with NASA held approximately flat at FY 2024 budget levels of roughly $24.9 billion. Although the full-year continuing resolution offers budget continuity through September 2025, its flat funding and lack of detail on appropriation levels has constrained agencies’ procurement efforts to make new awards.

In May 2025, the President’s FY 2026 budget request proposed reducing NASA’s funding from approximately $24.9 billion to $18.8 billion. The proposal included cuts to Earth science missions, the Mars Sample Return program, and several space science initiatives. As part of the “One Big Beautiful Bill” passed in July 2025, Congress included a supplemental appropriations package that restored approximately $10 billion in NASA funding. The package provided continued funding for the Lunar Gateway, International Space Station operations, and infrastructure projects at Johnson Space Center, while leaving certain proposed cuts to science programs in place. The DoW’s FY 2026 budget request includes a request for additional investment in AI‑enabled autonomy, including Unmanned Aerial Vehicle systems.

In July 2025, the U.S. House passed a Defense Appropriations Act proposing approximately $832 billion for FY 2026, including increased research and development funding. The Senate Armed Services Committee’s companion FY 2026 budget proposal as part of the National Defense Authorization Act (“NDAA”) includes $878.7 billion for DoW.

Congressional drafts propose funding for the “Golden Dome” initiative, with approximately $25 billion in initial investment and a projected $542 billion over the life of the program. The NDAA also includes provisions increasing Ukraine security assistance to $500 million, up from $300 million in FY 2025.

As of October 1, 2025, the U.S. federal government remains unfunded and under a partial shutdown due to unresolved FY 2026 appropriations. This has delayed full budget implementation and may constrain contract awards, funding commitments, and new program starts, including for NASA and the DoW.

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

In October 2025, the European Commission and European External Action Service announced additional details of the Readiness 2030 package mentioned above with the release of the “Preserving Peace - Defence Readiness Roadmap 2030”, which is a European Union plan to strengthen Europe's defense capabilities by 2030. The roadmap focuses on increasing defense spending and production, joint procurement efforts, and closing capability gaps. The plan enumerates four flagship projects: the European Drone Defence Initiative, the Eastern Flank Watch, the European Air Shield, and the European Space Shield. The roadmap also aims to establish a unified military mobility area by 2027 to allow for swift troop and equipment movement. Specific funding levels will depend on member state commitments and joint investments.

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

Net EAC Adjustments
We record changes in costs estimated at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported revenues and gross profit and the table below presents the aggregate amounts for the following periods:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Gross favorable	$4,371	$6,087	$9,075	$11,259
Gross unfavorable	(12,705)	(7,639)	(45,708)	(19,838)
Total net EAC adjustments impact to gross profit	$(8,334)	$(1,552)	$(36,633)	$(8,579)

The Company evaluates the contract value and cost estimates at completion for performance obligations no less frequently than quarterly, and more frequently when circumstances significantly change. Changes in contract estimates occur for a variety of reasons including, but not limited to, changes in contract scope, labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, volume assumptions, inflationary trends, and schedule and performance delays. We utilize information available to us at the time when revising our estimates and apply consistent judgment across the full portfolio of programs. The gross unfavorable EAC adjustments in 2025 were primarily due to a $15.2 million unfavorable adjustment, including a $6.5 million loss reserve, related to a program in the Company’s RF systems offerings as a result of an increase in estimates made for the programmatic and technical assumptions based on the nature and technical complexity of the work to be performed to meet customer specifications. Refer to Note O – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information.

Results of operations for the three months ended September 30, 2025 compared to the three months ended September 30, 2024:

	Three Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	September 30, 2025	% of revenues	September 30, 2024	% of revenues
Revenues	$103,432	100%	$68,638	100%	$34,794	51%
Cost of sales	86,622	84	56,615	82	30,007	53
Gross profit	16,810	16	12,023	18	4,787	40
Operating expenses:
Selling, general and administrative expenses	50,285	49	17,521	26	32,764	187
Transaction expenses	684	1	5,121	7	(4,437)	(87)
Research and development	7,693	7	1,893	3	5,800	306
Operating income (loss)	(41,852)	(40)	(12,512)	(18)	(29,340)	234
Interest expense, net	6,282	6	3,610	5	2,672	74
Other (income) expense, net	(13,844)	(13)	5,309	8	(19,153)	(361)
Income (loss) before income taxes	(34,290)	(33)	(21,431)	(31)	(12,859)	60
Income tax expense (benefit)	6,862	7	(472)	(1)	7,334	(1,554)
Net income (loss) attributable to Redwire Corporation	$(41,152)	(40)%	$(20,959)	(31)%	$(20,193)	96%

Revenues
Revenues increased by $34.8 million, or 51%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase in revenues is primarily driven by $49.5 million of revenues related to the Edge Autonomy acquisition. The increase is partially offset by $8.9 million of net unfavorable EAC adjustments for the three months ended September 30, 2025 as compared to $1.6 million of net unfavorable EAC adjustments for the same period in 2024 and timing in the stage of production cycles year-over-year for certain larger contracts for power generation offerings. The foregoing resulted in decreased volume of production.

Cost of Sales
Cost of sales increased $30.0 million, or 53%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The year-over-year increase in cost of sales was primarily driven by $34.4 million of costs related to the Edge Autonomy acquisition, which was completed in the second quarter of 2025 and therefore has no comparable amounts in 2024. This amount includes non-cash expense of $11.2 million related to the purchase accounting fair value adjustment to inventory for the inventory sold after the acquisition date, which is non-recurring. The increase is partially offset by a decrease in costs due to decreased volume of production as described above.

Gross Profit and Margin
Gross profit increased $4.8 million, or 40%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Although gross profit increased, as a percentage of revenues, gross margin was 16% and 18% for the three months ended September 30, 2025 and 2024, respectively. The year-over-year decrease in gross margin was primarily driven by the $8.3 million net unfavorable EAC adjustments for the three months ended September 30, 2025. Please refer to Note O – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $32.8 million, or 187%, for the three months ended September 30, 2025, as compared with the same period in 2024. This contributed to a year-over-year increase of SG&A as a percentage of revenue to 49% for the three months ended September 30, 2025 from 26% for the same period in 2024. The year-over-year increase was primarily due to $31.4 million in SG&A expenses related to Edge Autonomy, including $7.0 million related to the Edge Incentive Units, for which there was no comparable cost in 2024.

Transaction Expense
Transaction expenses decreased $4.4 million for the three months ended September 30, 2025, as compared with the same period in 2024. The decrease is primarily due to pre-acquisition costs incurred during the three months ended September 30, 2024, consisting of due diligence and expenses related to prospective acquisitions.

Research and Development
Research and development expenses increased $5.8 million during the three months ended September 30, 2025, as compared with the same period in 2024. The increase is primarily related to $6.7 million of costs related to Edge Autonomy for which there was no comparable costs in 2024.

Interest Expense, net
Interest expense, net increased $2.7 million for the three months ended September 30, 2025, as compared with the three months ended September 30, 2024. The increase was primarily related to interest on the new JPMorgan Credit Agreement entered into during the second quarter of 2025 for which there was no comparable amount in 2024. Refer to Note I – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net decreased by $19.2 million for the three months ended September 30, 2025, from net expense to net income as compared to the same period in 2024. The year-over-year change was primarily due to an increase in the gain recognized as a result of changes in the fair value of the private warrant liability of $12.3 million during the three months ended September 30, 2025 as compared to the same period of 2024. The change is also due to a decrease in expense of $8.0 million due to a legal settlement recognized during the three months ended September 30, 2024 for which there was no comparable activity in the current year. Refer to Note D – Fair Value of Financial Instruments of the accompanying notes to the condensed consolidated financial statements for additional information related to the fair value of private warrants.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Three Months Ended
(in thousands, except percentages)	September 30, 2025	September 30, 2024
Income tax expense (benefit)	$6,862	$(472)
Effective tax rate	20.0%	(2.2)%
The Company recorded tax expense of $6.9 million for the three months ended September 30, 2025, as compared to a tax benefit of $0.5 million for three months ended September 30, 2024. This change is primarily due to the impact of measurement period adjustments related to the Edge Autonomy acquisition, which decreased the Company’s deferred tax assets resulting in tax expense for the three months ended September 30, 2025. Refer to Note L – Income Taxes of the accompanying notes to the condensed consolidated financial statements for further discussion.

Results of operations for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024:

	Nine Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	September 30, 2025	% of revenues	September 30, 2024	% of revenues
Revenues	$226,587	100%	$234,541	100%	$(7,954)	(3)%
Cost of sales	219,800	97	194,709	83	25,091	13
Gross profit	6,787	3	39,832	17	(33,045)	(83)
Operating expenses:
Selling, general and administrative expenses	123,495	55	52,971	23	70,524	133
Transaction expenses	21,126	9	5,399	2	15,727	291
Research and development	10,226	5	4,681	2	5,545	118
Operating income (loss)	(148,060)	(65)	(23,219)	(10)	(124,841)	538
Interest expense, net	33,631	15	9,537	4	24,094	253
Other (income) expense, net	(14,688)	(6)	14,734	6	(29,422)	(200)
Income (loss) before income taxes	(167,003)	(74)	(47,490)	(20)	(119,513)	252
Income tax expense (benefit)	(25,924)	(11)	(348)	—	(25,576)	7349
Net income (loss)	(141,079)	(62)	(47,142)	(20)	(93,937)	199
Net income (loss) attributable to noncontrolling interests	—	—	4	—	(4)	(100)
Net income (loss) attributable to Redwire Corporation	$(141,079)	(62)%	$(47,146)	(20)%	$(93,933)	199%

Revenues
Revenues decreased by $8.0 million, or 3%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The year-over-year decrease in revenues was primarily related to $29.9 million of net unfavorable EAC adjustments for the nine months ended September 30, 2025 as compared to $8.6 million of net unfavorable EAC adjustments for the same period in 2024. Please refer to Note O – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments. The decrease is also partially due to timing in the stage of production cycles year-over-year for certain larger contracts for power generation offerings. The foregoing resulted in decreased volume of production and therefore decreased revenue compared to the same period in 2024. These decreases were partially offset by an increase in revenue of $55.5 million related to the Edge Autonomy acquisition.

Cost of Sales
Cost of sales increased $25.1 million, or 13%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The year-over-year increase in cost of sales was primarily driven by $40.2 million of costs related to the Edge Autonomy acquisition, including non-cash expense of $13.6 million related to the purchase accounting fair value adjustment to inventory for the inventory sold after the acquisition date, which is non-recurring. The increase is also due to a $6.5 million contract loss reserve recognized during the nine months ended September 30, 2025 for which there was nominal comparable amounts in 2024. These increases were partially offset by reduced costs due to a shift in the production cycle associated with certain larger contracts in power generation offerings.

Gross Profit and Margin
Gross profit decreased $33.0 million, or 83%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. As a percentage of revenues, gross margin was 3% and 17% for the nine months ended September 30, 2025 and 2024, respectively. The year-over-year decrease in gross margin as a percentage of revenues was driven by a $36.6 million negative impact of net EAC adjustments for the nine months ended September 30, 2025 as compared to $8.6 million of net unfavorable EAC adjustments for the same period in 2024. The decrease is also partially due to changes in contract mix, including larger contracts with lower margins and completion of certain higher margin contracts, impacting the overall contract portfolio gross margin. Please refer to Note O – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $70.5 million for the nine months ended September 30, 2025, as compared with the same period in 2024. SG&A expenses as a percentage of revenues also increased to 55% for the nine months ended September 30, 2025 from 23% during the same period in 2024. The year-over-year increase in SG&A expenses was primarily driven by an increase in share-based compensation of $39.1 million, including $36.6 million related to the Edge Incentive Units, for which there was no comparable cost in 2024. The increase is also due to $27.8 million in SG&A expenses, other than equity-based compensation related to Edge Autonomy for which there is no comparable cost in 2024. The increase is also partially due to an increase in labor related costs, including severance, intangible amortization and professional fees.

Transaction Expenses
Transaction expenses increased $15.7 million primarily due to costs incurred related to the Edge Autonomy acquisition for the nine months ended September 30, 2025, as compared with the same period in 2024. Please refer to Note C – Business Combinations of the accompanying notes to the condensed consolidated financial statements for additional information related to acquisitions.

Research and Development
Research and development expenses increased $5.5 million for the nine months ended September 30, 2025 as compared with the same period in 2024 primarily due to $7.8 million of costs related to the Edge Autonomy acquisition.

Interest Expense, net
Interest expense, net increased $24.1 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This increase was primarily related to $20.0 million of interest expense recognized related to the repayment of the Seller Note. The increase is also partially due to interest on the new JPMorgan Credit Agreement entered into during the nine months ended September 30, 2025 as well as an increase in borrowings on the revolving credit facility compared to 2024. Please refer to Note I – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net decreased by $29.4 million for the nine months ended September 30, 2025, from net expense to net income as compared to the nine months ended September 30, 2024. This year-over-year change was primarily due to a gain of $11.5 million recognized as a result of a decrease in the fair value of the Company’s private warrant liability for the nine months ended September 30, 2025 compared to a loss of $8.1 million recognized during the same period in 2024. The change is also due a decrease in expense of $8.0 million due to a legal settlement recognized during the nine months ended September 30, 2024 for which there was no comparable activity in the current year. Please refer to Note D – Fair Value of Financial Instruments of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s private warrants.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Nine Months Ended
(in thousands, except percentages)	September 30, 2025	September 30, 2024
Income tax expense (benefit)	$(25,924)	$(348)
Effective tax rate	(15.5)%	(0.7)%
The effective tax rate decreased to (15.5)% for the nine months ended September 30, 2025 as compared to (0.7)% for the nine months ended September 30, 2024, primarily related to the Company’s decrease in valuation allowance and mix in earnings between U.S. and foreign jurisdictions. Please refer to Note L – Income Taxes of the accompanying notes to the condensed consolidated financial statements for additional information.

Net Income (Loss) Attributable to Noncontrolling Interests
The Company had no net income (loss) attributable to noncontrolling interests for the nine months ended September 30, 2025 and a de minimis amount for the same period in 2024.

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

Adjusted EBITDA is defined as net income (loss) adjusted for interest expense, net, income tax expense (benefit), depreciation and amortization, impairment expense, transaction expenses, acquisition integration costs, acquisition earnout costs, purchase accounting fair value adjustment related to deferred revenue and inventory, severance costs, capital market and advisory fees, litigation-related expenses, write-off of long-lived assets, equity-based compensation, committed equity facility transaction costs, debt financing costs, gains on sale of joint ventures, net of costs incurred, and warrant liability change in fair value adjustment.

The table below presents a reconciliation of Adjusted EBITDA to net income (loss), computed in accordance with U.S. GAAP for the following periods:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	$(41,152)	$(20,959)	$(141,079)	$(47,142)
Interest expense, net	6,282	3,610	33,631	9,537
Income tax expense (benefit)	6,862	(472)	(25,924)	(348)
Depreciation and amortization	12,121	2,860	20,227	8,538
Transaction expenses (i)	684	5,121	21,126	5,399
Acquisition integration costs (i)	1,041	96	1,498	96
Purchase accounting fair value adjustment related to inventory (ii)	11,227	—	13,645	—
Severance costs (iii)	353	365	2,529	532
Capital market and advisory fees (iv)	837	1,071	4,545	5,503
Write-off of long-lived assets (v)	165	—	165	—
Litigation-related expenses (vi)	1,216	9,096	1,216	11,329
Equity-based compensation (vii)	11,993	3,593	47,591	8,046
Debt financing costs (viii)	—	—	105	—
Gain on sale of joint ventures, net of costs incurred (ix)	—	—	—	(1,255)
Warrant liability change in fair value adjustment (x)	(14,198)	(1,941)	(11,506)	8,111
Adjusted EBITDA	$(2,569)	$2,440	$(32,231)	$8,346
i.Redwire incurred acquisition costs including due diligence, integration costs and additional expenses related to pre-acquisition activity. Acquisition deal costs was reclassified as Transaction expenses to conform with current period presentation.
ii.Redwire adjusted inventory related to the application of purchase accounting for the Edge Autonomy acquisition and recognized expense for the amount of the fair value adjustment included in cost of sales for the inventory sold after the acquisition date.
iii.Redwire incurred severance costs related to separation agreements entered into with former employees.
iv.Redwire incurred capital market and advisory fees related to advisors assisting with transitional activities associated with becoming a public company, such as the implementation of internal controls over financial reporting, and the internalization of corporate services, including, but not limited to, implementing enhanced enterprise resource planning systems.
v.Redwire incurred a loss on the write-off of long-lived assets.
vi.Redwire incurred expenses related to securities litigation and settlements of legal matters. Refer to Note M – Commitments and Contingencies of the accompanying notes to the condensed consolidated financial statements for additional information.
vii.Redwire incurred expenses related to equity-based compensation under Redwire’s equity-based compensation plan and Edge Incentive Units.
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

Key Performance Indicators
The following Key Performance Indicators (“KPIs”) are used by Management to assess the financial performance of the Company, monitor relevant trends and support financial, operational and strategic decision-making. Management frequently monitors and evaluates KPIs against internal targets, core business objectives as well as industry peers and may, on occasion, change the mix or calculation of KPIs to better align with the business, its operating environment, standard industry metrics, or other considerations. If the Company changes the method by which it calculates or presents a KPI, prior period disclosures would be recast to conform to current presentation.
Book-to-Bill
Our book-to-bill ratio was as follows for the periods presented:

	Three Months Ended		Last Twelve Months
(in thousands, except ratio)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Contracts awarded	$129,800	$44,503	$312,355	$372,249
Revenues	103,432	68,638	296,147	298,026
Book-to-bill ratio	1.25	0.65	1.05	1.25
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

Our book-to-bill ratio was 1.25 for the three months ended September 30, 2025, as compared to 0.65 for the three months ended September 30, 2024. For the three months ended September 30, 2025, none of the contracts awarded balance includes acquired contract value. For the three months ended September 30, 2024, $21.9 million of the contracts awarded balance relates to acquired contract value from the Hera Systems acquisition.

Our book-to-bill ratio was 1.05 for the Last Twelve Months (“LTM”) ended September 30, 2025, as compared to 1.25 for the LTM ended September 30, 2024. For the LTM ended September 30, 2025, contracts awarded includes $73.7 million of acquired contract value from the Edge Autonomy acquisition, which was completed in the second quarter of 2025. For the LTM ended September 30, 2024, contracts awarded includes $21.9 million of acquired contract value from the Hera Systems acquisition, which was completed in the third quarter of 2024.

Backlog
The following table presents our contracted backlog as of September 30, 2025 and December 31, 2024, and related activity for the nine months ended September 30, 2025 as compared to the year ended December 31, 2024.

(in thousands)	September 30, 2025	December 31, 2024
Organic backlog, beginning balance	$296,652	$372,790
Organic additions during the period	145,221	229,789
Organic revenue recognized during the period	(171,128)	(304,101)
Foreign currency translation	8,782	(1,826)
Organic backlog, ending balance	279,527	296,652

Acquisition-related contract value, beginning balance	—	—
Acquisition-related contract value acquired during the period	73,716	—
Acquisition-related additions during the period	57,670	—
Acquisition-related revenue recognized during the period	(55,459)	—
Foreign currency translation	174	—
Acquisition-related backlog, ending balance	76,101	—
Contracted backlog, ending balance	$355,628	$296,652

We view growth in backlog as a key measure of our business growth. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Our contracted backlog includes $92.4 million and $16.7 million in remaining contract value from contracts which recognize revenue at a point in time as of September 30, 2025 and as of December 31, 2024, respectively.

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

Organic contract value includes the remaining contract value as of January 1 not yet recognized as revenue and additional orders awarded during the period for those entities treated as organic. Acquisition-related contract value includes remaining contract value as of the acquisition date not yet recognized as revenue and additional orders awarded during the period for entities not treated as organic. Organic revenue includes revenue earned during the period presented for those entities treated as organic, while acquisition-related revenue includes the same for all other entities, excluding any pre-acquisition revenue earned during the period. The acquisition-related backlog activity presented in the table above is related to the Edge Autonomy acquisition completed during the second quarter of 2025.

Although contracted backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog. In addition, some of our multi-year contracts are subject to annual funding. Management expects all amounts reflected in contracted backlog to ultimately be fully funded. Contracted backlog from foreign operations was $128.7 million and $70.5 million as of September 30, 2025 and December 31, 2024, respectively. These amounts are subject to foreign exchange rate translations from their respective local currencies to U.S. dollars that could cause the remaining backlog balance to fluctuate with the foreign exchange rate at the time of measurement.

Liquidity and Capital Resources
Our operations are primarily funded with cash flows provided by operating activities, proceeds from the exercise of warrants and equity offering, and access to existing credit facilities. As of September 30, 2025, we had $52.3 million in cash and cash equivalents and $35.0 million in available borrowings from our existing credit facilities.

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

We believe our existing sources of liquidity will be sufficient to meet our working capital needs and debt service obligations and to comply with our debt covenants for at least the next twelve months from the date on which our condensed consolidated financial statements were issued.

Indebtedness
Please refer to Note I – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Contractual Obligations
During the nine months ended September 30, 2025, there were no material changes to the Company’s contractual obligations as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report that were outside the ordinary course of our business, except for an increase in operating lease liabilities as a result of the Edge Autonomy acquisition. Refer to Note C – Business Combinations for additional information related to the Company’s contractual obligations.

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

As of September 30, 2025 and December 31, 2024, we had $2.0 million and $15.4 million of standby letters of credit, respectively. Our standby letters of credit outstanding generally relate to submitted proposals and performance guarantees, which are secured by our restricted cash. Refer to Note B of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s restricted cash.

Cash Flows
The table below summarizes certain information from the condensed consolidated statements of cash flows for the following periods:

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Cash, cash equivalents and restricted cash at beginning of year	$49,071	$30,278
Operating activities:
Net income (loss)	(141,079)	(47,142)
Reconciling adjustments to net income (loss)	43,344	23,878
Changes in working capital	(55,334)	(1,148)
Net cash provided by (used in) operating activities	(153,069)	(24,412)
Net cash provided by (used in) investing activities	(169,218)	(3,050)
Net cash provided by (used in) financing activities	326,919	40,280
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	625	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,257	12,816
Cash, cash equivalents and restricted cash at end of period	$54,328	$43,094

Operating activities
Net cash used in operating activities increased by $128.7 million year-over-year. The change was primarily due to an increase in cash used by working capital of $54.2 million and an increase of $93.9 million in cash used related to the Company’s net loss, partially offset by an increase of $19.5 million in the effects of reconciling adjustments to net income (loss) for the nine months ended

September 30, 2025 in comparison to 2024. The increase in cash used by working capital was primarily due to a decrease of $34.1 million in deferred revenue for 2025 compared to a decrease of $7.4 million in deferred revenue for 2024 and a decrease in cash provided by accounts receivable and other liabilities of $12.9 million and $10.4 million, respectively, year-over-year. The decreases in other liabilities were primarily a result of timing of payments and recognition of liability. The changes in accounts receivable and deferred revenue were primarily driven by the timing of billable milestones during the nine months ended September 30, 2025 compared to 2024. The increase in non-cash adjustments is primarily related to increases in depreciation and amortization expense of $11.7 million, share-based compensation of $39.5 million and recognition of the inventory purchase accounting fair value adjustment of $13.6 million, all of which are primarily related to the Edge Autonomy acquisition. These increases were partially offset by a gain recognized on the change in fair value of the outstanding private warrants of $11.5 million during the nine months ended September 30, 2025 compared to loss of $8.1 million recognized in 2024 and an increase in the deferred tax benefit of $25.9 million year-over-year. Please refer to Note D – Fair Value of Financial Instruments and Note L – Income Taxes of the accompanying notes to the condensed consolidated financial statements for additional information related to the fair value of warrants and income taxes.
Investing activities
Net cash used in investing activities increased by $166.2 million for the nine months ended September 30, 2025, as compared to the same period in 2024. The change was primarily due to cash used to complete the Edge Autonomy acquisition, and an increase in capital expenditures primarily related to licensed software for internal-use. The increase in cash used in investing activities was also due to proceeds received during the nine months ended September 30, 2024 related to the sale of joint ventures for which there is no comparable activity in the current period.
Financing activities
Net cash provided by financing activities increased by $286.6 million during the nine months ended September 30, 2025, as compared to 2024. The change was primarily due to an increase in net proceeds received from the issuance of common stock and exercise of the Company’s public and private warrants of $337.8 million during the nine months ended September 30, 2025, for which there was nominal activity for the same period in 2024 and an increase of net cash provided by debt of $29.3 million during the nine months ended September 30, 2025, compared to the same period in 2024. The increases were partially offset by a repurchase of the Company’s Series A Convertible Preferred Stock of $63.9 million, for which there was no comparable activity for the same period in 2024. The increase in net proceeds from debt was driven primarily by the proceeds from the issuance of the JPMorgan Credit Agreement for which there was no comparable activity for the same period in 2024, partially offset by increased repayments on draws from the Adams Street Revolving Credit Facility during the nine months ended September 30, 2025, compared to 2024. Please refer to Note I – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, which are designed to ensure that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were not effective as of September 30, 2025 due to the material weaknesses in internal control over financial reporting described below.

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

The material weaknesses above did not result in a material misstatement to the condensed consolidated financial statements as of September 30, 2025, nor in any restatements of financial statements previously reported by us.

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

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are in the process of integrating Edge Autonomy into our overall internal control over financial reporting processes.

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

ITEM 1A. RISK FACTORS
As of September 30, 2025, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, except as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, none of the directors or officers of the Company informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
10.1+
Employment Agreement, dated October 7, 2025, by and between Redwire Corporation and Christopher Edmunds (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on October 7, 2025).

10.2+
Retirement and Consulting Agreement, dated October 7, 2025, by and between Redwire Corporation and Jonathan Baliff (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on October 7, 2025).

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

Redwire Corporation

Date:	November 6, 2025	By:	/s/ Peter Cannito
		Name:	Peter Cannito
		Title:	Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Date:	November 6, 2025	By:	/s/ Jonathan Baliff
		Name:	Jonathan Baliff
		Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	November 6, 2025	By:	/s/ Chris Edmunds
		Name:	Chris Edmunds
		Title:	Chief Accounting Officer
(Principal Accounting Officer)