Form 10-K
period 2025-12-31
Redwire Corp
filed 2026-02-27
CIK 1819810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Registrant's telephone number, including area code: (650) 701-7722
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RDW	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was approximately $895.6 million based on the closing price of $16.30 for the shares of the registrant’s common stock, as reported by the New York Stock Exchange. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 191,975,804 shares of common stock as of February 23, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2026 Annual Meeting of Shareholders is incorporated by reference into Part III of this Annual Report on Form 10-K.

REDWIRE CORPORATION
Annual Report on Form 10-K
December 31, 2025

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

WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.rdw.com) and our corporate Facebook, X, LinkedIn, and Instagram accounts as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.

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

All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we believe the estimated market position, market opportunity and market size information included in this Annual Report on Form 10-K is generally reliable, such information, which in part is derived from management’s estimates and beliefs, is inherently uncertain and imprecise and has not been verified by any independent source. Projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Item 1A Risk Factors” of Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in our estimates and beliefs and in the estimates prepared by independent parties. See “Cautionary Note Regarding Forward-Looking Statements” above.

Item 1. Business
General
Redwire is an integrated space and defense technology company focused on advanced technologies. The Company’s vision is to pioneer next-generation space and defense technologies that empower scientific discovery, advance global industries, and strengthen security - transforming how humanity explores, connects, and protects - from the skies above to the stars beyond. Powered by this vision, Redwire is building the future of aerospace infrastructure, autonomous systems, and multi-domain operations, leveraging digital engineering and artificial intelligence (“AI”) automation.

Redwire’s broad portfolio of airborne and space-based systems combine decades of flight heritage with an agile and innovative culture. Through its global operations, Redwire’s technologies are deployed across national security, civil, and commercial space and defense technology market segments globally. Operating out of 28 locations in North America and Europe, Redwire serves a diverse set of domestic and international customers. For a discussion of risks associated with our operations, refer to Item 1A. “Risk Factors.”

Redwire’s strategy to accelerate growth includes bundled sales and increased levels of offering integrations, such as systems, payloads, space and airborne platforms and full mission solutions. Our strategy also includes strategic acquisitions to complement and expand the Company’s space and defense technologies. Our scale, reputation for quality and relationships allow us to be agile and innovative in our approach to pursuing growth through business models, partnerships and acquisitions.

Effective December 1, 2025, the Company operated in two operating segments and two reportable segments: Space and Defense Tech. Refer to Note B – Summary of Significant Accounting Policies and Note U – Segment Reporting of the accompanying notes to the consolidated financial statements for additional information regarding this conclusion.

Space Segment Business Strategy
Redwire’s Space segment focuses on delivering next-generation spacecraft, large space infrastructure, and microgravity capabilities to serve civil, national security, and commercial space customers globally. Redwire’s core space offerings are flight-proven and have supported hundreds of spacecraft, missions, and operations, including, but not limited to, the International Space Station (“ISS”), European Space Agency’s (“ESA”) Project for On-Board Autonomy (“PROBA”) missions, National Aeronautics and Space Administration’s (“NASA”) Double Asteroid Redirection Test (“DART”) and Artemis I lunar mission, and Space Force’s GPS Satellite program.

Next-Generation Spacecraft
Redwire’s spacecraft portfolio features a lineup of five platforms - SabreSat, Phantom, Hammerhead, Thresher, and Mako - designed to operate across multiple orbits ranging from Very Low Earth Orbit (“VLEO”), Low Earth Orbit (“LEO”), Medium Earth Orbit (“MEO”), Geostationary Orbit (“GEO”) and beyond GEO (“X-GEO”). For VLEO, Redwire offers two spacecraft: U.S.-built SaberSat and the European-built Phantom spacecraft. Both VLEO spacecraft are designed to unlock capability in a less congested orbit where proximity to Earth provides imaging and low latency advantages. Redwire is the prime mission integrator on the Defense Advanced Research Projects Agency’s (“DARPA”) Otter program in the U.S., which is leveraging the SabreSat platform to develop a revolutionary air-breathing satellite system and will demonstrate the use of novel electric propulsion in VLEO. Additionally, Redwire’s Phantom spacecraft is being used on ESA’s Skimsat VLEO program.

In LEO, Redwire offers its U.S.-built Thresher spacecraft. In MEO and GEO, Redwire offers its U.S.-built Mako spacecraft. Both platforms are designed for challenging missions that address dynamic space operations where maneuverability, precision accuracy, and autonomous operation are critical. Mako is designed for high precision rendezvous proximity operations (“RPO”), docking, and in-space refueling. It has the capability to support dynamic space operations and the adaptability to host a variety of mission payloads. Additionally, Mako serves space situational awareness and scientific missions at GEO and X-GEO orbits. Thresher is also highly maneuverable and is designed for rapid response, having demonstrated the capability to deliver within one year after contract award.

Redwire also provides the EU-based LEO Hammerhead, a small satellite platform which is capable of supporting payloads of up to 70 kg and targets spacecraft with a mass of less than 200 kg, making it compatible with typical shared launch opportunities and small satellite launchers. The Hammerhead platform is an evolution of the PROBA platform, which has accumulated extensive flight heritage of more than 50 years in orbit without failure on any of the launched satellites. We are leading small satellite pioneering research missions like PROBA-1 and PROBA-3, ESA’s small satellite with fully autonomous capabilities, and PROBA-V, ESA’s operational Earth observation mission based on a small satellite. The PROBA-3 satellites demonstrate precision formation flying, a foundational building block to the advancement of future multi-satellite missions.
Redwire also provides software that supports mission assessments and design of new missions such as operation in VLEO and dynamic space operations in GEO. Redwire’s digital engineering facilitates the modeling and simulation of prospective space architectures to support trade analysis, operational concepts, and testing. Redwire leverages high-fidelity digital engineering tools and model-based systems engineering to produce end-to-end virtual environments that decrease cost, increase speed to market, and enable mission optimization. Redwire has a proprietary enterprise software suite that enables digital engineering and generation of high-fidelity, interactive modeling and simulations of individual components, as well as entire spacecraft and full constellations in a cloud-based environment.

Large Space Infrastructure
Redwire is a leading innovator in space infrastructure, enabling space mission providers with the foundational building blocks and integrated solutions needed for complex space missions in areas including power generation and spacecraft docking. Redwire is developing critical space infrastructure that is impacting our terrestrial economy in areas, such as national security, global defense, telecommunications, navigation and timing, and Earth observation.
Power generation is critical for space missions and Redwire offers a variety of solar array solutions for spacecraft, spanning the spectrum of size, power needs, and desired orbit. Redwire’s proprietary technologies, technical experience, and large-scale production facilities enable the Company to design, build, and deliver competitive power generation solutions tailored to customer needs. Redwire’s patented and award-winning Roll-Out Solar Array (“ROSA”) technology features an innovative “roll-out” design that uses composite booms to serve as both the primary structural elements and the deployment actuator, and a modular photovoltaic blanket assembly that can be configured into a variety of solar array architectures. When configured for launch, ROSA stows into a compact cylindrical volume yielding efficient space utilization, which allows extremely large solar arrays to be stowed compactly within launch vehicles.

Redwire’s power systems have successfully deployed on several flight missions in LEO, GEO, and deep space, including on the ISS, NASA’s Imaging X-ray Polarimetry Explorer (“IXPE”) mission, and NASA’s DART mission.
Additionally, to enable some of humanity’s most advanced missions in LEO and deep space, Redwire has developed a state-of-the-art docking system, the International Berthing and Docking Mechanism (“IBDM”), to support autonomous rendezvous and docking capabilities for spacecraft. The IBDM is fully computer-controlled and designed for use with both large mass and lightweight spacecraft. Redwire’s IBDM system is fully aligned with the international docking system standard and can be used for autonomous docking of crewed vehicles, cargo vehicles station modules as well as resource transfer through automated umbilical mating.

Microgravity Development
Microgravity provides unique conditions for scientific exploration which cannot be replicated on Earth. Redwire’s microgravity payloads are enabling next-generation capabilities and services, including space-based biotechnology applications, plant and animal science, in-space additive manufacturing, in-space advanced material manufacturing and support of human exploration and habitation. There are currently eleven active payload facilities built by Redwire on the ISS as of December 31, 2025.

The microgravity environment enables certain products and materials to be manufactured with enhanced and/or differentiated properties that are not comparable to products manufactured on Earth. These products and materials include the production of pharmaceutical seed crystals used for drug development processes as pharmaceutical companies look to deliver new, optimized treatments for patients on Earth. The Redwire Pharmaceutical In-space Laboratory – Bio-crystal Optimization eXperiment (“PIL-BOX”) payload offers pharmaceutical companies and researchers access to leverage the microgravity environment to grow crystals of protein-based pharmaceuticals and other key molecules. Redwire has launched 42 PIL-BOXes through December 31, 2025, for our partners including, but not limited to, Bristol Myers Squibb and Eli Lilly. Additionally, during 2025, Redwire entered into a licensing agreement with ExesaLibero Pharma, Inc., which provides for Redwire to receive royalties from any commercial sales of resulting pharmaceutical products.

In support of NASA’s Artemis program, we are also engaged in lunar research related to communications and navigation solutions as well as in-situ resource utilization. Redwire is developing Mason, which seeks to build critical infrastructure on the surface of the Moon, including shielding structures (e.g., berms), landing pads, roads, and foundations for habitats. These developments aim to aid in establishing long-term infrastructure to sustain humans on the moon, Mars, and beyond.

Defense Tech Segment Business Strategy
Redwire’s Defense Tech segment focuses on delivering combat-proven autonomous systems, optical sensors, advanced optics, resilient energy solutions and radio frequency payloads that provide intelligence, surveillance, and reconnaissance capabilities for customers including the U.S. Department of War (“DoW”, formerly known as the Department of Defense), U.S. Federal Civilian Agencies and allied governments across multiple domains.
The Defense Tech segment has its origins in aeronautical pioneering, with a legacy of producing innovative solutions that have advanced missions in countries around the world, with products currently deployed in approximately 80 countries. With nearly three decades of experience helping customers gain a critical advantage by harnessing the latest Uncrewed Aerial System (“UAS”)

technology for the military, first responders, commercial, and academia, Defense Tech’s rich history of proven leadership means that our customers benefit from decades of inventive engineering and customized mission support.

As the original equipment manufacturer (“OEM”) of the Stalker UAS, Penguin UAS, and Octopus line of optical gimbal payloads, Defense Tech offers a diverse ecosystem of products with global reach that includes manufacturing and flight test facilities in the U.S. and EU. On July 14, 2025, the Stalker UAS was granted an Authority to Operate by the Defense Innovation Unit and is now on the Defense Innovation Unit Blue UAS List, enabling streamlined deployment across U.S. government agencies.

Combat-Proven UAS
Redwire Defense Tech offers UASs that are purpose built to meet real-world mission needs. The Stalker series and Penguin series feature mission-driven technology and multi-mission flexibility that have been proven successful in even the most austere environments. With low logistics footprints, these aircraft can be deployed quickly and easily to provide rapid response for time-critical operations.

The Stalker Block 30 has been proven in operations worldwide for two decades, with thousands of flight hours across six continents, meeting mission needs for customers including, but not limited to, the U.S. Marine Corps, U.S. Army, and Five Eyes partners. An adaptable small UAS (“sUAS”), the Stalker provides long-endurance, long-range mission support in a wide variety of environments. Network-based avionics support multiple payloads simultaneously, rapid payload integration, and allow for configuration flexibility. The Stalker Block 30 performs fully autonomous Vertical Take Off and Landing (“VTOL”) with no operator input required. Using either a solid oxide fuel cell (“SOFC”) or a rechargeable battery, the Stalker provides the endurance needed to complete complex aerial operations.

As a leading provider of UAS, Redwire Defense Tech continuously enhances the performance of its products based on direct user feedback and years of deployed operations. Redwire Defense Tech’s mission-focused innovation enables it to meet customer needs with solutions that are ready for operational deployment.

The Stalker Block 40 is expected to provide a major performance enhancement to the field-proven Stalker Block 30. Through a series of subsystem upgrades, Redwire has doubled the flight endurance and payload capacity of the base Stalker system, closing the gap between the capabilities of sUAS and large UAS. With the flexibility and adaptability to host a wide variety of configurations, the Stalker Block 40 should not only meet the demanding mission challenges currently faced by today’s UAS but anticipates potential issues facing the battlefields of the future.

The Penguin C Mk2 is a long-endurance, long-range UAS designed for demanding operations, with endurance of up to 25 hours (payload dependent) and a line-of-sight range of 180km. The Penguin C Mk2 is designed to be modular, and can be adapted to meet multiple mission needs with a wide variety of payloads (e.g., when equipped with advanced Electro-Optical/Infrared (“EO/IR”) payloads, the Penguin C Mk2 delivers long-rang surveillance solutions under even the most challenging of circumstances). Real-time or near real-time visual communications allow decision-makers a situational awareness advantage while keeping operators out of harm’s way. Selected heritage for the Penguin C Mk2 includes the Ukraine Armed Forces, Latvia Ministry of Defense, and commercial operations, among others.

As a fully-automated, long-endurance UAS, the Penguin C VTOL has the ability to take off and land anywhere, which enables rapid deployment to support critical missions, even when the environment is harsh or contested. Modular and adaptable, the Penguin C VTOL meets a variety of mission needs with a wide range of payload options (e.g., when equipped with advanced EO/IR payloads, the Penguin C VTOL is well-equipped to perform observation, inspection, and surveillance tasks such as day and nighttime object tracking and small moving target indication). Selected heritage for the Penguin C VTOL includes the Latvia Ministry of Defense, Lithuania Ministry of Defense, and Royal Saudi Air Force, among others.

Sensors and Payloads
Our sensor and payload offerings support multi-domain missions ranging from airborne intelligence, surveillance, and reconnaissance (“ISR”) to space-based guidance, navigation, and control (“GN&C”) systems.

Redwire is the OEM for the Octopus line of ISR and optical gimbal camera payloads for airborne applications. These optronic surveillance systems are developed for either crewed or uncrewed systems and offer robust capabilities across missions and vehicles. Designed to face harsh conditions, Octopus payloads are ruggedized with an advanced magnesium structure assembled in a protected, fully sealed, dry gas environment. Operators using Octopus payloads receive accurate information through onboard data enhancement including overlays, digital zoom, and recording. A stabilized picture is crucial to providing accurate data, and our systems come pre-installed with software stabilization and roll correction, ensuring high-definition imagery that is normally reserved for much larger, heavier, and more expensive gimbals requiring a larger and more expensive aircraft.

Satellites that go into orbit generally require sensors and avionics systems. Redwire has developed advanced capabilities in these critical subsectors of the space supply chain with more than 50 years of on-orbit heritage. We provide a variety of space-qualified sensors and avionics systems, including a comprehensive range of sensors, such as star trackers and sun sensors that are critical for accurate navigation and control of spacecraft and camera systems. We specialize in core avionics, such as scalable power distribution, radio frequency front ends, and on-board computing capabilities, with an emphasis on reliability, quality, and radiation tolerance. These specialized avionics and sensors can be applied across multiple space environments, including LEO, GEO, Cis-lunar, and deep space missions.

Spacecraft payloads are the set of instruments that perform the satellite’s primary mission such as sensing, imaging, and communication. Redwire is engaged in payloads for infrared imaging, space situational awareness, positioning, navigation and timing (“PNT”), and radio frequency (“RF”) communications. RF communications systems are used as a primary payload, such as a link in a communications chain; to transport data to ground from other key sensor payloads; a primary sensor by sensing the emissions from other users; or as a secondary payload in order to transmit and receive key spacecraft telemetry and control signals. These systems support a variety of satellite applications, including encrypted tactical communications, signal detection and positioning. We have also invested in an RF testing capability that was custom tailored to the specific needs of small satellite communications and sensor payloads in proliferated LEO.
One example of an operationally-fielded Redwire payload is a Link-16 compatible RF system which successfully demonstrated the first-ever transmission of a Link-16 signal from space to ground. Such antennas are used as part of a multi-domain network employed by the North Atlantic Treaty Organization (“NATO”) members and other nations, which can be used to facilitate the exchange of jam-resistant, encrypted tactical data from space in near-real time between military aircraft, ships and ground forces. Link-16 antennas, including ours, are critical to U.S. commercial and defense applications with specialized applications focused on serving environments that have historically been difficult to close beyond line-of-sight links. Redwire is also delivering multiple advanced RF payloads for a constellation of satellites for a national security satellite constellation in LEO.

Backlog
We view growth in backlog as a key measure of our business development. As of December 31, 2025, our total contracted backlog was $411.2 million of which $299.8 million related to the Space segment and $111.4 million related to the Defense Tech segment. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). For further information, refer to “Backlog” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Seasonality
No material portion of our business is considered to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of contract awards and the timing and availability of customer funding, as well as the timing of product deliveries and customer acceptance.

Customers and Strategic Partnerships / Relationships
Our product offerings are designed to meet the needs of a wide variety of national security, civil, and commercial public and private entities operating across aerospace and defense. Redwire supplies a wide variety of technologies in support of U.S. and allied countries’ multi-domain national security objectives and performs either directly or through large prime contractors for many U.S. national security agencies, including but not limited to, the U.S. Army, U.S. Marine Corps, U.S. Air Force, U.S. Space Force, DARPA, the National Reconnaissance Office (“NRO”), and allied national security agencies.
Civil customers are generally governmental entities that are not funded by defense budgets. Redwire performs either directly or through large prime contractors for civil agencies, including but not limited to NASA, ESA, and European national space agencies.
Finally, we deliver capabilities to various commercial space companies, satellite manufacturers, energy and infrastructure companies. Our broad and innovative technology portfolio of core offerings enables us to be a natural supply chain partner with components, systems and payloads. We have formalized contracts and strategic partnerships with a wide variety of customers, and we plan to continue pursuing additional agreements and partnerships.
During our fiscal year ended December 31, 2025, we generated 46.9% of our revenue from national security customers, 21.6% of our revenue from civil customers, and 31.5% of our revenue from commercial customers. For the same period, revenues from customers located outside of the United States accounted for 41.6%.

Customer Concentration
Refer to Note P – Revenues of the accompanying notes to the consolidated financial statements for further information on sales by major customers and location.

Competition
Redwire operates in competitive market segments that are sensitive to technological advances. We generally encounter highly diverse competition to win contracts from other firms, including lower and mid-tier federal contractors with specialized capabilities and large defense contractors with broad capabilities. In each of our market segments, some of our competitors are larger than Redwire and can maintain higher levels of expenditures for research and development. As such, we concentrate on the opportunities we believe are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors in these market segments are product quality and reliability; technological capabilities, including reliable, resilient and innovative multi-domain offerings; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; and cost-effectiveness. We believe that we compete favorably on the basis of these factors.

We frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs. We compete domestically and internationally against space systems components providers, including Airbus, Sodern, Rocket Lab USA, Inc. (a segment of Rocket Labs), UAS providers, including AeroVironment, Inc., Insitu, A Boeing Company, and Shield AI; and in some instances against larger companies such as Anduril Industries and Northrop Grumman. As a result of our M&A strategy, the Company’s total accessible market has evolved over time and changed our competitive platform, which has historically included non-traditional aerospace and defense contractors and occasionally large aerospace and defense companies. Our customers could decide to pursue one or more of our product development areas as a core competency and insource that technology development and production rather than purchase that capability from us as a supplier. This competition could result in fewer customer orders and a loss of market share.

In addition, some of our foreign competitors currently benefit from, and others may benefit in the future from, protective measures by their home countries where governments are providing financial support, including significant investments in the development of new technologies. Government support of this nature greatly reduces the commercial risks associated with space technology development activities for these competitors. This market dynamic may result in increased pricing pressure and impact other competitive factors.
Resources
Research and Development
Redwire’s business strategy is dependent on technological advancements that support our existing and future space and defense technology offerings. As a result, through internally and externally funded research and development projects, we invest in the strategic focus areas outlined above with particular emphasis on areas of significant growth and long-term opportunity. Looking forward, we expect to continue this investment into the areas we believe offer the greatest opportunities for sustained growth and profitability.

We conduct research and development principally in the U.S. and Europe. Research and development expenses were $19.8 million for the year ended December 31, 2025.
Intellectual Property
We own a substantial intellectual property portfolio that includes many U.S. and foreign patents, as well as many U.S. trademarks, domain names, and copyrights. We actively pursue internal development of intellectual property. In addition to our patent portfolio, we own other intellectual property such as unpatented trade secrets, subject matter expertise, data and software. Additionally, we rely on licenses of certain intellectual property to conduct our business operations, including certain proprietary rights licensed to and from third parties. While our intellectual property rights in the aggregate are important to our operations, we do not believe any particular trade secret, patent, trademark, copyright, license, or other intellectual property right is of such importance that its loss, expiration or termination would have a material effect on our business.
Raw Materials and Suppliers
In manufacturing our products, we use our own production capabilities as well as a base of third-party suppliers and subcontractors. Certain aspects of our manufacturing activities require relatively scarce raw materials; occasionally, we have experienced difficulty in our ability to procure raw materials, components, sub-assemblies, and other supplies required in our manufacturing process.
Regulatory
Federal Communications Commission
The regulations, policies and guidance issued by the Federal Communications Commission (“FCC”) apply to the operation of our spacecraft and certain sUAS platforms. When we communicate with our spacecraft using any part of the electromagnetic spectrum, we are operating a space station to which FCC regulations apply. Similarly, certain of our sUAS operations require FCC authorization for radio frequency communications and command and control links. Operators of regulated space stations and sUAS platforms are required to hold and maintain compliance with proper licenses throughout the duration of any given mission.

In late 2025, the FCC issued a Notice of Proposed Rulemaking, titled "Space Modernization for the 21st Century," which proposes to replace the existing Part 25 satellite licensing framework with a new Part 100. This overhaul seeks to implement a "modular" licensing process and performance-based standards that may apply to our future spacecraft and orbital activities. Additionally, these proposed rules include new operational, technical, and financial requirements such as updated surety bond structures and space situational awareness data sharing for all commercial space operators and sUAS communications systems subject to U.S. jurisdiction. If finalized, these rules could require changes to our system designs and increase compliance costs in order to secure or maintain spectrum licensure for both spacecraft and sUAS platforms.

National Oceanic and Atmospheric Administration
Redwire spacecraft operate with space-qualified photographic equipment installed. While primarily intended to function as mission assurance tools, these cameras are capable of capturing incidental Earth imagery while in orbit. As such, these cameras are subject to the licensing requirements and regulations of National Oceanic and Atmospheric Association’s (“NOAA") Commercial Report Sensing Regulatory Affairs (“CRSRA”) office.

The Federal Aviation Administration
As a participant in launch activities, we are indirectly subject to the license requirements of the Federal Aviation Administration’s (“FAA”) Office of Commercial Space Transportation (“AST”). The FAA regulates the airspace of the United States, through which launch vehicles must fly during launch to orbit. The AST office predominantly processes launch license requests submitted by launch vehicle operators, which include information on the constituent payloads flying on any given mission. As a result, reviews of our payloads by AST will occur before or during, for example, the processing of a launch vehicle provider launch license.

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

Human Capital
We strive to be the employer of choice in the space and defense community. As of December 31, 2025, we had approximately 1,410 employees based primarily in the U.S. and Europe.
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

We have an experienced talent acquisition team and our recruitment efforts are focused on hiring experienced talent in space and defense technology who are attracted to Redwire’s core values. As we continue to grow, we are increasing our recruiting capacity by utilizing AI sourcing tools, and enhancing internal incentives for recruitment.

Redwire is committed to recruiting, retaining and promoting a high-performing workforce. We strive to offer competitive salaries and benefits. Management monitors the changing labor conditions at national and local levels and adjusts compensation packages in order to attract and retain high-performing individuals. The Company offers short- and long-term incentive programs, retirement and healthcare benefits, flexible paid time off, and employee assistance programs. The Company’s incentive programs are intended to motivate and reward strong performance.

History
Redwire was founded in 2020 by private equity firm AE Industrial Partners Fund II, LP (“AEI”), but the heritage of the various businesses that were brought together to form Redwire stretches back decades. In 2021, the Company completed a series of mergers and business combinations with Genesis Park Acquisition Corp. (“GPAC”). For accounting purposes, the transaction was treated as a reverse recapitalization and GPAC was treated as the acquired company. GPAC was renamed Redwire Corporation and became the surviving public company.

The Company has grown organically while also continuing to integrate several acquisitions from a fragmented landscape of space and defense focused technology companies with innovative capabilities and deep flight heritage. Strategic acquisitions that augment our core value drivers are a key part of our growth strategy. We have completed eleven acquisitions since March 2020, which collectively have provided us with a broad portfolio of complementary technologies and solutions to serve our target market segments and customers. These acquisitions include:
•2020 – Acquired Redwire Space Components, LLC (f/k/a Adcole Space, LLC), Redwire Space Sensors, Inc. (f/k/a Deep Space Systems, Inc.), In Space Group, Inc. and its subsidiaries, Redwire Space, Inc. (f/k/a Made In Space, Inc.) and Made in Space Europe S.a.r.l (collectively “MIS”), Redwire Space Solutions, LLC (f/k/a Roccor, LLC), and LoadPath, LLC.

•2021 – Acquired Redwire Space Missions LLC (f/k/a Oakman Aerospace, LLC), Redwire Space Enterprises, Inc. (f/k/a Deployable Space Systems, Inc.), and Redwire Space Technologies, Inc. (f/k/a Techshot, Inc.).

•2022 – Acquired Redwire Space NV (f/k/a Qinetiq Space NV), (“Space NV”).

•2024 – Acquired Hera Systems, Inc. (“Hera Systems”) and formed Redwire Poland sp. z.o.o.

•2025 – Acquired Redwire Defense Tech Intermediate Holdings, LLC and its subsidiaries (f/k/a Edge Autonomy Intermediate Holdings, LLC) (“Edge Autonomy”) and formed Space Microgravity Development LLC (“SpaceMD”) and Redwire Defense Tech UK, Ltd.

From time to time, the Company will acquire or dispose of businesses and realign contracts, programs, or businesses among and within our organization. These realignments are typically designed to leverage existing capabilities more fully and to enhance efficient development and delivery of our core space and defense technology offerings.

Available Information
Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge through our website (www.rdw.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Additionally, we use our website as a channel of distribution for important Company information. We routinely post important information on our website, including press releases, investor presentations and financial information, which may be accessed by clicking on the Investors section of our website at www.rdw.com. We also use our website to expedite public access to time-critical information regarding our Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the Investors section of our website for important and time-critical information. The information contained on the Company’s website is not included in, nor incorporated by reference into, this Annual Report on Form 10-K.

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

Risk Factors Summary
Some of the principal risks that may impact our business and results of operations are listed below:

Business and Industry Risks
•our results could be affected by economic uncertainty, including high inflation, market volatility, and the potential worsening of macro-economic conditions;
•geopolitical and macroeconomic events and conditions could adversely affect our business, financial condition and operating results;
•tariffs may adversely affect demand for our products and services, and increase our manufacturing costs;
•the failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations and our financial condition and results of operations;
•we operate in evolving industries, have a limited operating history since our acquisition of Edge Autonomy and have a history of losses to date, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter;
•if we are unable to successfully integrate recently completed and future acquisitions, including the recent acquisition of Edge Autonomy or successfully select, execute or integrate future acquisitions into the business and realize anticipated synergies and benefits or do so within the expected timeframe, our operations and financial condition could be materially and adversely affected;
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
•we may become involved in litigation from time to time that may materially adversely affect us;
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
•customers are unwilling to adopt our core offerings;
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
•we have and in the future may continue to use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our business, financial condition and results of operations;
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
•cyber-attacks and other security threats and disruptions could have a material adverse effect on our business, financial condition and results of operations;

•our business, financial condition and results of operations are subject to risks resulting from broader geographic operations;
•our net earnings and our net assets could be materially affected by an impairment of goodwill;
•our ability to use net operating loss carryforwards and certain other tax attributes may be limited;

Government Contract Risks
•we are subject to the requirements of the National Industrial Security Program Operating Manual (“NISPOM”) for our facility security clearance, which is a prerequisite to our ability to perform on classified contracts for the U.S. government;
•the U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year and any resulting future government shutdowns, could have an adverse impact on our business;
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
•the acquisition of Edge Autonomy (the “Edge Acquisition”) and issuance and sale of shares of our Series A Convertible Preferred Stock has reduced the relative voting power of holders of our common stock and diluted the ownership of holders of our capital stock;
•AEI holds a majority of the voting power of our Board of Directors (the “Board”) and has significant influence over us, which could limit other investors’ ability to influence the outcome of key transactions;
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

Risks Relating to the Company’s Business and Industry
Our results could be affected by economic uncertainty, an economic slowdown or a recession.
Heightened levels of inflation, market volatility and the potential worsening of macro-economic conditions, including slower growth or recession, changes to fiscal and monetary policy, high unemployment, tighter credit, higher interest rates and currency fluctuations, present a risk for us, our suppliers and the stability of our suppliers. Concerns about the systemic impact of a potential widespread recession (in the U.S. or internationally) or geopolitical issues have, in the past, led to increased market volatility and diminished growth expectations in the U.S. economy and abroad and may continue to do so in the future. The foregoing factors have affected, and may continue to affect, the Company’s cost of capital, financial condition and results of operations. Decreases in the availability and cost of supplies have caused, and may continue to cause, stress in our domestic and foreign supplier base and have resulted, and may continue to result, in shortages and delays for the procurement of materials, components and other supplies required for the Company’s products. The macroeconomic environment has also impacted the cost and schedule of numerous programs in our existing backlog resulting in program execution delays and may continue to do so in the future. These delays and the timing of new awards can impact our earnings and cash flows. Although we believe spending in the space and defense industry is more resilient to adverse macro-economic conditions than many other industrial sectors, our suppliers and other partners, many of which are more exposed to commercial markets, may be adversely impacted by an economic downturn, which could affect their performance and adversely impact our operations. In addition, macroeconomic conditions could cause budgetary pressures for our government customers resulting in reductions or delays in spending, which could adversely impact our business. A reduction in spending by either government or commercial customers could, in addition to impacting our revenues, affect our ability to raise additional capital when needed on favorable terms or at all. As such, if economic conditions worsen or a recession occurs, our business, operations and financial results could be materially adversely affected.

As it relates to our international operations in Europe, the Company has foreign currency translation exposure between the euro and U.S. dollar as our results are expressed in U.S. dollars, which may impact our revenues, expenses and cash flows.

Geopolitical and macroeconomic events and conditions could adversely affect our business, financial condition and operating results.
Our international business is affected by changes in U.S. and non-U.S. national policies and priorities, and geopolitical relationships, any of which may be influenced by changes in the global threat environment, political leadership, geopolitical and economic uncertainties, war and terrorist events, the escalation or continuation of armed conflict, government budgets, inflationary pressures, sanctions imposed in countries where we do business or seek to do business, and economic and political factors more generally.

Unsatisfactory performance of our products resulting from the environments in which our space systems, UAS, spacecraft components, space data applications and drones operate, including in combat or other areas where wars and hostilities may occur (for example, the war in Ukraine), may cause the demand for the products and technologies offered by us to decline or be subject to variation. In particular, approximately 3% of our sales for the year ended December 31, 2025 were related to Ukraine, which sales have been declining and may continue to decline in the event that the war and hostilities in Ukraine end, decline or change, or as a result of changes in international support for military assistance to Ukraine.

Further, there is a possibility that political decisions made by the U.S. government, such as changes in prior military commitments, including in response to the armed conflict in Ukraine or the Middle East, or an impasse on policy issues, could impact future spending and program authorizations, which may not increase or may decrease or shift to programs in areas in which we do not provide products or services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs due to, among other factors, competing demands for federal funds and the number and intensity of military conflicts, all of which may ultimately have a materially adverse effect on our business operation and financial results.

Recent tariff actions by the United States and other countries may adversely affect demand for our products and services, as well as increase manufacturing costs, which could have a material adverse effect on our business, financial condition and results of operations.
The current U.S. administration issued tariff actions on imports from a broad set of countries, including Canada, Mexico, European Union member states, Japan and China. The effects of these tariffs cannot be predicted with certainty but there is a likelihood that they will create increased supply chain costs for certain inputs to the manufacture of our products and potentially cause shortages of certain raw materials or supplied components. In response to these tariffs, U.S. trading partners have imposed, or are likely to impose, their own tariffs, which could have the effect of increasing the cost of our products and services that are sold to or in foreign countries. In addition, many economists and other market experts have indicated an increased likelihood of global recession as a result of the potential disruption to international trade.

Although a majority of Redwire’s historical sales were to domestic customers and a significant portion of Edge Autonomy’s historical sales to non-U.S. customers were supplied from its factory in Europe, which should mitigate the effects of tariff actions on such sales, foreign sales have and may continue to represent a significant portion of our total revenues. Accordingly, these trade actions and the widespread uncertainty and international tensions resulting therefrom, including, without limitation, the effect on the value of the U.S. dollar relative to other currencies, may adversely affect revenues, costs of sales and production volumes, any of which could materially and adversely harm our business, financial condition and results of operations.

The failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations and our financial condition and results of operations.
We regularly maintain cash balances with financial institutions in excess of the FDIC insurance limit. A failure of a depository institution to return deposits could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance. Similarly, if our customers or suppliers experience liquidity issues as a result of financial institution defaults or non-performance where they hold cash assets, their ability to pay us or provide necessary supplies may become impaired and could have a material adverse effect on our results of operations, including the collection of accounts receivable and cash flows.

Additionally, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy, including our ability to access existing debt under the terms of our Adams Street and JPMorgan credit agreements, may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. The tightening of credit in financial markets inside and outside of the U.S. could adversely affect the ability of our customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products and services or impact the ability of our customers to make payments.

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

We operate in evolving industries, have a limited operating history since our acquisition of Edge Autonomy and have a history of losses to date, which makes it difficult to forecast our revenue, plan our expenses and evaluate our business and future prospects.
We operate in rapidly evolving industries that may not develop in a manner favorable to our business and we have operated for a limited period of time since our significant acquisition of Edge Autonomy and entry into the uncrewed aircraft systems (“UAS”) and autonomous technology solutions sector. While our business has grown rapidly, and much of that growth has occurred in recent periods, including as a result of our acquisition of Edge Autonomy, space systems, UAS, spacecraft components and space data applications may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. Although we are focused on achieving profitability, there are no assurances we will be able to meet our goals or be able to achieve and sustain profitability in future periods. As a result of our limited operating history since our acquisition of Edge Autonomy and recent entry into the UAS and autonomous technology solutions sector, history of operating losses and ongoing changes in our new and evolving industries, including evolving demand for our core offerings, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors or analysts. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors or analysts, causing our business to suffer and our common stock price to decline.

As part of growing our business, we have made and may continue to make acquisitions. Any acquisitions, partnerships or joint ventures into which we enter, including our acquisition of Edge Autonomy, could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
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

In addition to possible shareholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions to comply with applicable laws and regulations, and a failure to obtain such approvals and licenses could result in delays in completing an acquisition and increased costs, and may disrupt our business strategy. Furthermore, acquisitions, such as our acquisition of Edge Autonomy, require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. The acquisition of Edge Autonomy or any other assets or businesses acquired in the future may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities and potential exposure to unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

We may be unable to successfully integrate our operations with the acquired company, including Edge Autonomy, and realize the anticipated synergies and other benefits of the acquisition, or we may be unable to do so within the anticipated timeframe.
Acquisitions, such as our acquisition of Edge Autonomy, and the subsequent integration of new assets, businesses, key personnel, customers, vendors and suppliers may require significant costs and attention from our management. For example, our acquisition of Edge Autonomy involved the combination of two companies which previously operated independently. While we expect to benefit from certain synergies in connection with acquisitions, such as our acquisition of Edge Autonomy, and the elimination of duplicative costs associated with general and administrative expenses, among others. we will, however, be required to devote significant management attention and resources to integrating the business practices, cultures and operations of the target company, including Edge Autonomy, with ours. Potential difficulties we may encounter in the integration process of Edge Autonomy and any future acquisitions include, among others, the following:
•the inability to successfully combine our operations in a manner that permits us to achieve the cost savings from the acquisition, or results in the anticipated benefits and synergies of the acquisition not being realized in the timeframe currently anticipated or at all;
•the inability to integrate product lines and capitalize on cross-selling opportunities;
•the inability to resolve potential conflicts that may arise relating to customer, supplier and other important relationships of our businesses;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the acquisition;
•failure to retain key management and other key employees of the target company;
•the potential need to upgrade the target company’s reporting systems, including internal controls over financial reporting and/or systems, which may be found to have material weaknesses or significant deficiencies;
•the difficulties harmonizing differences in the business cultures;
•failure to continue the operational success of the businesses we acquire or successfully finance or integrate such businesses or the businesses with which we form a partnership or joint venture;
•the challenge of managing the expanded operations of a significantly larger and more complex company and coordinating geographically separate organizations; and
•additional complexities of combining two companies with different histories, organizations, systems, operating procedures, compliance programs, products, markets, customers, technology, networks and other assets.

For the foregoing reasons, it is possible that the integration process, including our integration of Edge Autonomy, could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition, or could otherwise adversely affect our business and financial results. In addition, we may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of such acquisitions or participations. Any acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. Further, depending on market conditions, investor perceptions of the Company and other factors, we might not be able to obtain financing on acceptable terms, or at all, to implement any such transaction. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

We expect to incur substantial expenses related to our acquisition of Edge Autonomy, including with respect to integration.
We expect to incur substantial expenses in integrating the business, operations, systems, technologies, policies and procedures of Edge Autonomy with ours. While we have assumed that a certain level of expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of the expenses relating to the integration of Edge Autonomy’s operations. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the expenses associated with the Edge Acquisition could, particularly in the near term, reduce the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings following the completion of the Edge Acquisition, and impact our business and operations and the market price of our common stock.

The market price of our common stock may decline as a result of the Edge Acquisition.
The market price of our common stock may decline as a result of the Edge Acquisition if (a) we do not achieve the perceived benefits of the Edge Acquisition as rapidly or to the extent anticipated by financial or industry analysts, or (b) the effect of the Edge Acquisition on our financial results is not consistent with the expectations of financial or industry analysts. Our stockholders prior to the Edge Acquisition may not wish to continue to invest in the Company, or for other reasons may wish to dispose of some or all of their shares of our common stock. In addition, the expiration of the lock-up set forth in the A&R Investor Rights Agreement (as defined below) may result in additional shares of our common stock being sold. If, following the closing of the Edge Acquisition, significant amounts of our common stock are sold, the price of our common stock could decline.

The historical consolidated financial information of Edge Autonomy and the unaudited pro forma information included in our filings with the SEC may not be a reliable indicator of future results.
We have no prior history as a combined company with Edge Autonomy and our assets and operations have not been managed on a combined basis. As a result, our unaudited pro forma condensed combined financial information, which was prepared in accordance with Article 11 of Regulation S-X, and historical financial statements of our and Edge Autonomy’s businesses provided in our filings with the SEC are not necessarily indicative of the financial position or results of operations that would have actually occurred had the Edge Acquisition not been completed at or as of the dates indicated, nor is it indicative of the future operating results or financial position of the combined Company.

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

The market for our space and defense technology offerings is characterized by rapid change and technological improvements. These sectors have experienced significant growth driven by advancements in autonomous systems, AI, machine learning, and sensor technologies. The success of our business depends in part on effectively designing, producing and engineering developmental technologies related to our space and defense technology offerings. If for any reason we are unable to continue to manufacture, design and develop technologies as planned or provide the services and products that our customers expect from us, this could have a material adverse effect on our business, financial condition and results of operations. We have derived, and we expect to continue to derive, a substantial portion of our revenues from providing innovative products included in our space and defense technology offerings that are based upon today’s leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to develop and market product and service offerings that respond in a timely manner to the technological advances of our customers, evolving industry standards and changing customer preferences. We may not be successful in identifying, developing and marketing products or systems that respond to rapid technological change, evolving technical standards and systems developed by others.

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

We compete domestically and internationally against space systems components providers and in some cases against large aerospace and defense companies. We may also face competition in the future from emerging low-cost competitors in Europe, India, Russia and China. Competition in our guidance, navigation and control business is highly diverse, and while our competitors offer different products, there is often competition for contracts that are part of governmental budgets. Additionally, as a result of the Edge Acquisition, we face competition from various entities, including established defense contractors, autonomous flight system specialists, security technology providers, and companies focused on sensor technology and AI software development, many of which are larger than us and have greater technical, manufacturing and financial resources. The product capabilities of consumer and commercially focused drone manufacturers continue to increase and their product prices remain low relative to existing defense solutions. This competition could affect our market position, as rapid technological advancements in AI and automation may require significant ongoing investment in research and development to maintain our competitive advantage. Failure to effectively compete in these areas could result in reduced sales, margin pressure, and loss of strategic opportunities.

In addition, some of our foreign competitors currently benefit from, and others may benefit in the future from, protective measures by their home countries where governments are providing financial support, including significant investments in the development of new technologies. Government support of this nature greatly reduces the commercial risks associated with space and UAS technology development activities for these competitors. This market environment may result in increased pressures on our pricing and other competitive factors.

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
Revenues from our two largest customers were approximately 19% and 20% of our total revenues for the year ended December 31, 2025. The revenue attributable to our top customers has fluctuated in the past and may fluctuate in the future, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. In addition, the termination of these relationships, including following any failure to renew a long-term contract, could result in a temporary or permanent loss of revenue.

We may become involved in litigation from time to time that may materially adversely affect us.
From time to time, we have become and may in the future be involved in legal proceedings relating to various matters, including intellectual property, commercial, employment, class action, whistleblower and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Litigation and governmental and regulatory investigations and proceedings are time-consuming, and may divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation and governmental and regulatory investigations and proceedings are inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

Natural disasters, geopolitical conflicts, or other natural or man-made catastrophic events could disrupt and impact our business.
Occurrence of any catastrophic event, including an earthquake, flood, wildfire, tsunami, or other weather event, power loss, internet failure, software or hardware malfunctions, cyber attack, war or foreign invasion (such as the Russian invasion of Ukraine and the Israel-Hamas war), terrorist attack, medical epidemic or pandemic (such as the COVID-19 pandemic), government shutdown orders, other man-made disasters, or other catastrophic events could disrupt our, our business partners’ and customers’ business operations or result in disruptions in the broader global economic environment. Any of these business disruptions may disrupt our business and materially and adversely affect our business and results of operations.

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
A significant portion of our business relates to designing, developing, engineering and manufacturing our space and defense technology offerings. New technologies may be untested or unproven. Failure of some of these offerings could result in extensive property damage. Accordingly, we may incur liabilities that are unique to our core offerings.

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
The timing, length, and severity of the up-and-down cycles in the UAS, autonomous technology, commercial space, defense, space and space-related industries, as a result of macro-economic conditions, market-wide liquidity shortages or for other reasons, are difficult to predict. The cyclical nature of the industries in which we operate affects our ability to accurately predict future revenue, and in some cases, future expense levels. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in orders but also a weakening of their financial condition that could impair our ability to recognize revenue or to collect on outstanding receivables. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. We must be in a position to adjust our cost and expense structure to reflect prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, then our business could be seriously harmed. In addition, during periods of rapid growth, we must be able to increase engineering and manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.

Our future growth depends on the demand for, and customers’ willingness to adopt, our core offerings, including UAS technology.
Evolving global security requirements and increasing demand for efficient supply chain and logistics solutions may present opportunities for growth in the markets for our core offerings, including for autonomous aerial systems and advanced UAS technology. However, potential failure to manage the risks described above may discourage current or potential customers from purchasing our core offerings, including our UAS products. If the market for our core offerings, including UAS products, does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results may be adversely affected.

Any delays in the development, design, engineering and manufacturing of our core offerings may adversely impact our business, financial condition and results of operations.
We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture, production, delivery and servicing ramp of our space and defense technology offerings. If delays like this arise or recur, if our remediation measures and process changes do not continue to be successful or if we experience issues with planned manufacturing improvements or design and safety, we could experience issues or delays in increasing production further.

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
Our ability to produce our current and future space and defense technology offerings and other components of operation is dependent upon sufficient availability of raw materials and supplied components, which we secure from a limited number of suppliers. Our reliance on suppliers to secure raw materials and supplied components exposes us to volatility in the prices and availability of these materials. We may not be able to obtain sufficient supplies of raw materials or supplied components on favorable terms or at all, which could result in delays in the manufacture of our space and defense technology offerings or increased costs.

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
We manufacture, design and engineer highly sophisticated space and defense technology offerings that depend on complex technology. While we have built operational processes to ensure that the design, manufacture, performance and servicing meet rigorous performance goals, there can be no assurance that we will not experience operational or process failures and other problems, including through manufacturing or design defects, operator error, cyber-attacks or other intentional acts, that could result in potential safety risks. Any actual or perceived safety or mission assurance issue may result in significant reputational harm to our businesses, in addition to tort liability, maintenance, increased mission assurance infrastructure and other costs that may arise. While we are committed to producing safe products, there can be no assurance that our safety technology will be effective in preventing incidents related to product safety. Failure to ensure the safe operation of our products may affect our reputation and the sale of our products, which may ultimately have a materially adverse effect on our business operation and financial results. Further, the uncertainty of harsh space environmental risks, such as satellite ingestion, solar flares, coronal mass ejectors, meteor showers and other extreme space weather events also may cause the performance of certain of our core offerings to be unsatisfactory. Similarly, unsatisfactory performance of certain of our products resulting from the environments in which drones operate, including in combat or other areas where wars and hostilities may occur (for example, the war in Ukraine), or numerous other market and technological factors may cause the demand for our products and technologies to decline or be subject to variation and may cause variations in the market price of our common stock. Such issues with our core offerings could also result in our customers’ delaying or cancelling planned missions, increased regulation or other systemic consequences. Our inability to meet our mission assurance standards or adverse publicity affecting our reputation as a result of accidents, mechanical failures, or damages to customer property could have a material adverse effect on our business, financial condition and results of operation.

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
We provide various professional services, specialized products, and sometimes procure equipment and materials on behalf of our customers under various contractual arrangements. From time to time, in order to ensure that we satisfy our customers’ delivery requirements and schedules, we may elect to initiate procurement in advance of receiving final authorization from the government customer or a prime contractor. In addition, from time to time, we may build production units in advance of receiving an anticipated contract award. If our government or prime contractor customer’s requirements should change, if the government or the prime contractor should direct the anticipated procurement to another contractor, if the anticipated contract award does not materialize, or if the equipment or materials become obsolete or require modification before we are under contract for the procurement, our investment in the equipment or materials might be at risk if we cannot efficiently resell them. This could reduce anticipated earnings or result in a loss, negatively affecting our cash flow and profitability.

We may in the future invest significant resources in developing new offerings and exploring the application of our technologies for other uses and those opportunities may never materialize.
While our primary focus for the foreseeable future will be on our space and defense technology offerings, we may invest significant resources in developing new technologies, services, products and offerings. However, we may not realize the expected benefits of our recent investments in UAS and autonomous technology offerings or in any other future investments. In addition, we expect to explore the application of our proprietary technologies for other commercial and government uses, including those that are Earth-based. These anticipated technologies, however, are unproven and these products or technologies may never materialize or be commercialized in a way that would allow us to generate ancillary revenue streams. Relatedly, if such technologies become viable offerings in the future, we may be subject to competition from our competitors within the space-infrastructure and UAS industries, some of which may have substantially greater monetary and knowledge resources than we have and expect to have in the future to devote to the development of these technologies. Such competition or any limitations on our ability to take advantage of such technologies could impact our market share, which could have a material adverse effect on our business, financial condition and results of operations.

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
As of December 31, 2025, our contracted backlog consisted of $411.2 million in customer contracts. However, many of these contracts are cancellable by customers for convenience. In the event of a cancellation for convenience, we are generally entitled to be compensated for the work performed up to the date of cancellation. The remaining amounts may not be collected in this situation.

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

We have and in the future may continue to use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our business, financial condition and results of operations.
We have and in the future may continue to incorporate AI solutions into our core offerings, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products or services more quickly or more successfully than we may, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact, which may be costly and may not produce the benefits and results that we expect.

AI is enabled by or integrated into some of our software and is a significant and potentially growing element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Though our technologies and business practices are designed to mitigate many of these risks, if we enable or offer AI solutions that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm.

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
•the cost of raw materials or supplied components critical for the manufacture and operation of our space and defense technology offerings;
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

Additionally, significant fluctuations in our operating results for a particular quarter could cause us to fall out of compliance with the financial covenants related to our debt, which if not waived, could restrict our access to capital and cause us to take extreme measures to pay down the debt, if any, under the Adams Street or JPMorgan credit agreements.

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
Our growth strategy depends in part on developing reusable space and defense technology offerings. These reusable offerings and other space-related and UAS technology and systems will have a limited useful life. While we intend to design our core offerings for a certain lifespan, which corresponds to a number of cycles, there can be no assurance as to the actual operational life of a product or that the operational life of individual components will be consistent with its design life. A number of factors will impact the useful lives of our core offerings, including, among other things, the quality of their design and construction, the durability of their component parts and availability of any replacement components, and the occurrence of any anomaly or series of anomalies or other risks affecting the technology during launch, flight or in orbit. In addition, any improvements in technology may make our existing products, designs or any component of our core offerings prior to the end of its life obsolete. If our space and defense technology offerings and related equipment have shorter useful lives than we currently anticipate, this may lead to delays in increasing the rate of our follow-on work and new business, which would have a material adverse effect on our business, financial condition and results of operations. In addition, we are continually learning, and as our engineering and manufacturing expertise and efficiency increases, we aim to leverage this learning to be able to manufacture our core offerings and equipment using less of our currently installed equipment, which could render our existing inventory obsolete. Any continued improvements in spaceflight technology and space-related technology may make our existing products or any component of our products obsolete prior to the end of its life. If our equipment and materials have shorter useful lives than we currently anticipate, this may lead to delays in the manufacturing and design of UAS, space and spaceflight components and may also lead to a delay in commencing additional operations or increasing the rate of our operations, or greater maintenance costs than previously anticipated such that the cost to maintain the products and related equipment may exceed their value, which would have a material adverse effect on our business, financial condition and results of operations.

Cyber-attacks and other security threats and disruptions could have a material adverse effect on our business, financial condition and operating results.
As an aerospace and defense company, we face a multitude of security threats, including cybersecurity threats ranging from attacks common to most industries, such as ransomware and denial-of-service, to attacks from more advanced and persistent, highly organized adversaries, including nation state actors, that target the defense industrial base and other critical infrastructure sectors. The sophistication of the threats continue to evolve and grow, including risks associated with the use of emerging technologies, such as AI and quantum computing, for nefarious purposes. In addition to cybersecurity threats, we face threats to the security of our facilities and employees from terrorist acts, sabotage or other disruptions, any of which could adversely affect our business. The improper conduct of our employees or others working on behalf of us who have access to export controlled, classified or other sensitive information could also adversely affect our business and reputation.

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

We use proprietary software which we have developed in our space and defense technology offerings, which we seek to continually update and improve. This software supports UAS, autonomous technology, spacecraft and constellation developers in the design, development, deployment, management, maintenance and cyber protection of their assets. Replacing such systems is often time-consuming and expensive and can also be intrusive to daily business operations. Further, we may not always be successful in executing these upgrades and improvements, which may occasionally result in a failure of our systems. We may experience periodic system interruptions from time to time. Any slowdown or failure of our underlying technology infrastructure could harm our business, reputation and ability to execute on our business plan, which could materially and adversely affect our results of operations. Our disaster recovery plan or those of our third-party providers may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur.

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
We have a significant amount of goodwill recorded on our consolidated balance sheet as of December 31, 2025, much of which is goodwill arising from the Edge Acquisition. We are required at least annually to test the recoverability of goodwill or more frequently when events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. In previous years, we have recorded impairment charges and during the fourth quarter of 2025, the Company performed its annual quantitative goodwill impairment test and determined that the estimated fair value of the Space Europe reporting unit was lower than its carrying value and as a result reduced the balance of goodwill to zero and recognized a full impairment on certain tangible and intangible assets within the reporting unit. Please refer to Note F, Note G and Note H of the accompanying notes to the consolidated financial statements for additional information. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of our reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our net earnings and net assets.

The Company’s ability to use its net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2025, the Company had $80.4 million of net operating losses (“NOLs”) available to reduce future taxable income resulting in U.S. federal, state (net), and foreign deferred tax assets of $54.1 million, $16.1 million, and $10.2 million, respectively. The $54.1 million in U.S. federal net operating loss carryforwards may be carried forward indefinitely for U.S. federal tax purposes. Certain state and foreign net operating loss carryforwards will begin to expire in 2039. It is possible that the Company will not generate sufficient taxable income to use these NOLs before their expiration or at all.

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
A facility security clearance is required in order to be awarded and perform on classified contracts for the U.S. DoW and certain other agencies of the U.S. government. As a cleared entity, we must comply with the requirements of NISPOM, and any other applicable U.S. government industrial security regulations.

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
A reduction in overall U.S. government spending, on an absolute or inflation-adjusted basis, because of shifting priorities, budget compromises or otherwise could adversely affect our business. Budget uncertainty, the potential for U.S. government shutdowns, the use of continuing resolutions, and the federal debt ceiling can adversely affect our industry and the funding for our programs. While the recent government shutdown has ended, there is no assurance that future government shutdowns will be avoided that affect government contractors or government-funded programs. If appropriations are delayed or a government shutdown were to occur and continue for an extended period of time, we could be at risk of reduced orders, program cancellations and other disruptions and nonpayment. When the U.S. government operates under a continuing resolution, new contract and program starts are restricted and funding for our programs may be unavailable, reduced or delayed.

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

Our U.S. government business also is subject to specific procurement regulations and a variety of socioeconomic and other requirements. These requirements, although customary in U.S. government contracts, increase our performance and compliance costs. These costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, the U.S. government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth and other changes to its procurement practices. These initiatives and changes to procurement practices may change the way U.S. government contracts are solicited, negotiated and managed, which may affect whether and how we pursue opportunities to provide our products and services to the U.S. government, including the terms and conditions under which we do so, which may have an adverse impact on our business, financial condition, results of operations and cash flows. For example, contracts awarded under the DoW’s Other Transaction Authority for research and prototypes generally require cost-sharing and may not follow, or may follow only in part, standard U.S. government contracting practices and terms, such as the Federal Acquisition Regulation (“FAR”) and Cost Accounting Standards.

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

Our work for the U.S. government and international governments may expose us to increased security risks.
As a government contractor, given the enhanced sensitivity of the information we have access to and the nature of our products and services, we are at an increased risk of being targeted for cyber and other security attacks, including threats to the physical security of our facilities and employees. In addition, we work in international locations where there are high security risks, which could result in harm to our employees, contractors, and remote assets, and substantial protection or recovery costs. Some of our services are performed in or adjacent to high-risk locations where the country or location is experiencing political, social or economic issues, or war or civil unrest. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel, our remote assets and our information. As such international locations and the risks associated with them change rapidly, such precautions may be insufficient to avoid such risks including possible possession of our remote assets and related access to our intellectual property by unintended third parties and the possible loss of our personnel in these locations, which could harm our business and operating results.

Disputes with our subcontractors or the inability of our subcontractors to perform, or our key suppliers to timely deliver our components, parts or services, could cause our core offerings to be produced or delivered in an untimely or unsatisfactory manner.
We engage subcontractors on many of our contracts. We may have disputes with our subcontractors, including regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract or subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of the personnel of a subcontractor or vice versa or the subcontractor’s failure to comply with applicable law. In addition, there are certain parts, components and services for many of our space and defense technology offerings that we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impact their ability to supply the materials, components, subsystems and services that we require. Tariffs recently imposed or applied in the future on certain materials and other trade issues may create or exacerbate existing materials shortages and may result in further supplier business closures. Our supply chain could also be disrupted by external events, such as natural disasters or other significant disruptions (including extreme weather conditions, medical epidemics, acts of terrorism, cyber-attacks and labor disputes), governmental actions and legislative or regulatory changes, including product certification or stewardship requirements, sourcing restrictions, product authenticity and climate change or greenhouse gas emission standards, or availability constraints from increased demand from customers. These or any further political or governmental developments or health concerns could result in social, economic and labor instability. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver our space and defense technology offerings to our customers. We can give no assurances that we will be free from disputes with our subcontractors; material supply constraints or problems; or component, subsystems or services problems in the future. Also, our subcontractors and other suppliers may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, which may result in greater product returns, service problems and warranty claims and could harm our business, financial condition, results of operations and cash flows. In addition, in connection with our government contracts, we are required to procure certain materials, components and parts from supply sources approved by the U.S. government and we rely on our subcontractors and suppliers to comply with applicable laws, regulations and other requirements regarding procurement of counterfeit, unauthorized or otherwise non-compliant parts or materials, including parts or materials they supply to us, and in some circumstances, we rely on their certifications as to their compliance. From time to time, there are components for which there may be only one supplier, which may be unable to meet our needs. Each of these subcontractor and supplier risks could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Regulatory Risk Factors
Investments in us may be subject to U.S. foreign investment regulations which may impose conditions on or limit certain investors’ ability to purchase our common stock, potentially making our common stock less attractive to investors. Our investments in U.S. companies may also be subject to U.S. foreign investment regulations.
Under the “Exon-Florio Amendment” to the U.S. Defense Production Act of 1950, as amended (the “DPA”), the U.S. President has the power to disrupt or block certain foreign investments in U.S. businesses if he determines that such a transaction threatens U.S. national security. The Committee on Foreign Investment in the United States (“CFIUS”) has the authority to conduct national security reviews of certain foreign investments. CFIUS may impose mitigation conditions to grant clearance of a transaction. The Foreign Investment Risk Review Modernization Act, enacted in 2018, amended the DPA to, among other things, expand CFIUS’s jurisdiction beyond acquisitions of control of U.S. businesses. Now, CFIUS also has jurisdiction over certain foreign non-controlling investments in U.S. businesses that involve critical technology or critical infrastructure, or that collect and maintain sensitive personal data of U.S. citizens (“TID U.S. Businesses”), if the foreign investor receives specified triggering rights or access in connection with its investment. We are a TID U.S. Business because we develop and design technologies that would be considered critical technologies. Certain foreign investments in TID U.S. Businesses are subject to mandatory filing with CFIUS. The enhanced scrutiny and potential restrictions on the ability of foreign persons to invest in us could limit our ability to engage in strategic transactions that could benefit our shareholders, including a change of control, and could also affect the price that an investor may be willing to pay for our common stock.

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
Our business is subject to stringent U.S. trade control laws and regulations as well as economic sanctions laws and regulations. We are required to comply with U.S. export control laws and regulations, including ITAR administered by the U.S. Department of State, the EAR administered by the U.S. Department of Commerce’s Bureau of Industry and Security, and economic sanctions administered by the Treasury Department’s Office of Foreign Assets Control. Similar laws that impact our business exist in other jurisdictions. These foreign trade controls prohibit, restrict, or regulate our ability to, directly or indirectly, export, deemed export, re-export, deemed re-export or transfer certain hardware, technical data, technology, software, or services to certain countries and territories, entities, and individuals, and for end uses. Violations of applicable export control laws, sanctions, and related regulations could result in criminal and administrative penalties, including fines, possible denial of export privileges, and debarment, which could have a material adverse impact on our business, including our ability to enter into contracts or subcontracts for U.S. government customers.

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
We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to our manufacturing in-space operations, UAS products, employment and labor, health care, tax, privacy and data security, health and safety, and environmental issues. Laws and regulations at the foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. We monitor these developments and devote a significant amount of management’s time and external resources towards compliance with these laws, regulations and guidelines, and such compliance places a significant burden on management’s time and other resources, and it may limit our ability to expand into certain jurisdictions. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition.

Failure to comply with these laws, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, commercial space launches and the operation of any space transport system in the U.S. require licenses and permits from the FCC and review by other agencies of the U.S. government, including the DoW and NASA. License approval can include an interagency review of safety, operational, national security, and foreign policy and international obligations implications, as well as a review of foreign ownership. Similarly, the UAS industry is subject to several complex regulatory frameworks including National Defense Authorization Act compliance requirements, Federal Aviation Regulations, Defense Federal Acquisition Regulations, International Traffic in Arms Regulations and Export Administration Regulations.

In the U.S., the Federal Aviation Administration oversees the safety of aircraft operations in the national airspace system and has the authority to grant airworthiness certificates and related exemptions to UAS. Additionally, regulation of our industry is still evolving, and new or different laws or regulations could affect our operations, increase direct compliance costs for us or cause any third-party suppliers or contractors to raise the prices they charge us because of increased compliance costs. For example, the FCC has an open notice of proposed rulemaking relating to mitigation of orbital debris, which could affect us and our operations. Application of these laws to our business may negatively impact our performance in various ways, limiting the collaborations we may pursue, further regulating the export and re-export of our products, services, and technology from the U.S. and abroad, and increasing our costs and the time necessary to obtain required authorization. The adoption of a multi-layered regulatory approach to any one of the laws or regulations to which we are or may become subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters which may adversely impact our business. We may not be in complete compliance with all such requirements at all times and, even when we believe we are in complete compliance, a regulatory agency may determine that we are not.

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
As of December 31, 2025, we had $88.4 million of total debt outstanding primarily related to the JPMorgan Credit Agreement and up to $35.0 million of additional borrowing capacity under our revolving credit facility of the Adams Street Credit Agreement. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future

Our level of debt places significant demands on our cash resources, which could:
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
Our primary sources of liquidity are cash flows provided by operations and access to existing credit facilities. Since inception, we have incurred net losses and have used our cash to fund capital expenditures, costs associated with our acquisitions, including the Edge Acquisition, and costs associated with becoming a public company, among other uses. We have and may continue to experience net cash outflows from operating activities as we continue to grow our business. As of December 31, 2025, our available liquidity totaled $129.5 million, which was comprised of $94.5 million in cash and cash equivalents, and $35.0 million in available borrowings from our existing credit facilities. Additionally, we had restricted cash of $0.7 million, consisting of performance guarantees which are legally restricted for withdrawal and use.

We believe that our existing sources of liquidity will be sufficient to meet our working capital needs for at least the next twelve months from the date on which our consolidated financial statements were issued. However, our current liquidity may not be sufficient to meet the required long-term liquidity needs, in addition to our other liquidity needs associated with our business strategies, capital expenditures, debt payments, and other corporate needs and investing and financing requirements. In the future, we could be required to raise capital through additional public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell additional equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors could be materially diluted further. Any debt financing, if available, may involve restrictive covenants and could reduce our activities, operational flexibility or profitability. These restrictive covenants may also limit the amount of free cash flow available for future acquisitions, dividends, stock repurchases or other uses, and make us more vulnerable to economic or industry downturns, including interest rate increases, the impact of which could have a material adverse effect on our results of operations, financial condition and liquidity. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

The Edge Acquisition and the issuance and sale of shares of our Series A Convertible Preferred Stock has reduced the relative voting power of holders of our common stock and diluted the ownership of holders of our capital stock.
Following completion of the Edge Acquisition, after giving effect to the related stock issuance, our offering of 16,125,100 shares of our common stock (the “June 2025 Offering”) and sales under our ATM (as defined below) facility (together with the June 2025 Offering and the Edge Acquisition, the “Transactions”), stockholders prior to the Transactions exercise significantly less influence over the Company after the Transactions relative to their respective influence over the Company prior to the Transactions, and thus have a less significant impact on the approval or rejection of future proposals submitted to a stockholder vote.

Additionally, on October 28, 2022 and November 3, 7 and 8, 2022, we issued an aggregate of 81,250 shares of Series A Convertible Preferred Stock (the “Convertible Preferred Stock”) to AE Industrial Partners Fund II, LP and AE Industrial Partners Structured Solutions I, LP, affiliates of AEI, and certain other investors (collectively, the “Investors”). There are currently 46,505.13 shares of Convertible Preferred Stock outstanding as a result of dividends paid-in-kind, the election by certain of the Investors to convert their Convertible Preferred Stock into shares of our common stock and the Company’s repurchase of certain other shares of Convertible Preferred Stock. The remaining shares of the Convertible Preferred Stock are immediately and currently convertible into approximately 15,583,454 shares of common stock and, on an as-converted basis represent approximately 8% of Redwire’s outstanding common stock assuming conversion of the Convertible Preferred Stock as of December 31, 2025. Shares of Convertible Preferred Stock vote as one class with our common stock, on an as-converted basis. Therefore, the issuance and sale of Convertible Preferred Stock resulted in the immediate and substantial dilution to the ownership interests of the holders of our common stock.

Following completion of the Transactions, AEI holds a significant share of the voting power of the Company and will appoint a majority of the directors to our Board.
As of December 31, 2025, AEI beneficially owned approximately 48.7% of our common stock and Convertible Preferred Stock (on an as converted to common stock basis). Additionally, among other things, an amended and restated investor rights agreement (the “A&R Investor Rights Agreement”) entered into by the Company, Ultimate Holdings, certain stockholders of the Company affiliated with AEI (the “AE Industrial Stockholders”) and Genesis Park Holdings provides that, of the nine or more directors that will sit on the Board, (i) the AE Industrial Stockholders will be permitted to designate four directors for election to the Board, which number would be reduced once the AE Industrial Stockholders no longer hold 50% or more of the our common stock beneficially owned by the AE Industrial Stockholders (excluding our common stock beneficially owned by Ultimate Holdings) at the closing of the Edge Acquisition and (ii) Ultimate Holdings will be permitted to designate one director for election to the Board so long as Ultimate Holdings continues to hold 25% or more of the common stock beneficially owned by Ultimate Holdings (excluding common stock beneficially owned by the AE Industrial Stockholders) at the closing of the Edge Acquisition, provided that so long as the AE Industrial Stockholders and Ultimate Holdings collectively may nominate an aggregate of five directors to the Board, all but one director must be independent under New York Stock Exchange (“NYSE”) listing standards and, if less than five directors, a majority must be independent.

AEI has significant influence over us, which could limit other investors’ ability to influence the outcome of key transactions.
As of December 31, 2025, AEI owns 46,505.13 shares of our Convertible Preferred Stock, which is currently convertible into approximately 15,583,454 shares of our outstanding common stock or approximately 8% of Redwire’s outstanding common stock assuming conversion of the Convertible Preferred Stock. The Convertible Preferred Stock votes with our common stock on an as-converted basis. Additionally, as of December 31, 2025, AEI owned 85,473,375 shares of our outstanding common stock and 2,000,000 of our private warrants and as of February 23, 2026, these amounts have reduced to 45,073,029 and 2,000,000, respectively.

We have the option to issue dividends payable on the Convertible Preferred Stock by issuing additional shares of Convertible Preferred Stock in satisfaction of such dividend (“PIK Dividend”) and in the future may satisfy any such dividends payable with respect to the Convertible Preferred Stock as PIK Dividends. As a result of the voting rights of the Convertible Stock and the degree of concentration of voting power (and the potential for such power to increase upon the purchase of additional stock and/or the payment of PIK Dividends), AEI has the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock, and as a result, your ability to elect members of our Board and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, or the issuance of any additional common stock or other equity securities, is diminished.

In addition, AEI has representation on the Board and has significant control over the management and affairs of the Company. AEI may nominate designees to our Board as noted above. Circumstances may occur in which the interests of AEI could conflict with the interests of holders of other outstanding capital stock, including our common stock.

Additionally, as long as AEI continues to beneficially own at least 25% of the aggregate number of shares of Convertible Preferred Stock originally issued to them, we may not undertake certain actions without the prior approval of AEI. Prior to obtaining the approvals described by the foregoing, subject to certain exceptions, we must not: (1) create or authorize the creation of (including by increasing the authorized amount of) or issue any senior securities or parity securities or any securities convertible into or exercisable or exchangeable for any senior security or parity security, or amend or alter the Company’s Certificate of Incorporation to increase the number of authorized shares of Convertible Preferred Stock, (2) reclassify or modify any existing class or series of equity securities in a manner that would result in such class or series of equity securities being senior to or on parity with the Convertible Preferred Stock, (3) issue any shares of Convertible Preferred Stock in excess of 10% of the number of shares of Convertible Preferred Stock initially purchased by certain Investors, (4) decrease the number of authorized shares of Convertible Preferred Stock, (5) alter, change or amend the terms, rights, preferences or privileges of the Convertible Preferred Stock in any manner, (6) amend, waive, alter or repeal any provision of the Company’s Certificate of Incorporation, Bylaws or comparable organizational documents in a manner that would adversely affect the Convertible Preferred Stock or the rights, preferences or privileges of the Convertible Preferred Stock, (7) declare or pay a dividend or distribute cash or property through dividends or other distributions in respect of any junior securities, (8) redeem, purchase or otherwise acquire any junior securities, (9) create or hold any of the Company’s capital stock in any subsidiary that is not a wholly-owned subsidiary or dispose of any subsidiary capital stock or all or substantially all of any subsidiary’s assets, or (10) commence any voluntary liquidation, bankruptcy, dissolution, recapitalization, reorganization or assignment to the Company’s creditors. These restrictions may hinder our ability to execute on our growth strategy or prevent us from implementing parts of our business plan.

Further, from and after the seventh anniversary of the issuance of the Convertible Preferred Stock, for so long as AEI has record and beneficial ownership, in the aggregate and on an as-converted basis, at least equal to 50% of the number of shares of common stock issued to them, on an as-converted basis, as of the date of such issuance, AEI has the right to cause the Company to retain an investment banker to identify and advise the Company regarding opportunities for a company sale and participate on Company’s behalf in negotiations for, and to assist the Company in conducting, such company sale. The interests of AEI to encourage a company sale could conflict with the interests of holders of other outstanding capital stock, including our common stock.

Provisions in our Certificate of Designation (the “Certificate of Designation”) may delay or prevent our acquisition by a third party, which could also reduce the market price of our capital stock.
Certain rights of the holders of the Convertible Preferred Stock could make it more difficult or more expensive for a third party to acquire us. Holders of Convertible Preferred Stock have certain repurchase, preemptive, conversion and consent rights. These provisions may make it more costly for a potential acquirer to engage in a business combination transaction with us.

If any of certain fundamental changes were to occur, we or the surviving entity would be required to make an offer to repurchase, at the option and election of the holders thereof, for cash each share of Convertible Preferred Stock then outstanding. The repurchase price of the Convertible Preferred Stock is equal to the greater of (a) (i) 100% of the applicable accrued value as of the repurchase date plus (ii) if prior to October 28, 2027, the aggregate amount of all dividends that would have been paid in respect of an outstanding share of such series of Convertible Preferred Stock from the repurchase date through October 28, 2027 and (b) the amount that such holder would have received in such fundamental change with respect to such share of Convertible Preferred Stock if all shares of Convertible Preferred Stock had been converted into shares of common stock on the business day immediately prior to the effective date of the relevant fundamental change. However, if in connection with a fundamental change the consideration received by holders of our common stock consists of cash and common stock meeting certain liquidity requirements of an issuer with a market capitalization greater than $600 million, then the repurchase price paid to the holders of Convertible Preferred Stock will consist of (a) cash in the amount of the applicable accrued value as of the repurchase date and (b) a number of shares of such common stock equal to the excess of the repurchase price such holder would have received in cash, as applicable, over such accrued value. These features of the Convertible Preferred Stock could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management. Provisions that have the effect of potentially discouraging, delaying or preventing such a transaction could limit the opportunity for our shareholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our capital stock.

Our Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of holders of our other outstanding capital stock.
In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of our Convertible Preferred Stock are entitled to receive certain payments (i) prior to any amounts paid to holders of our common stock and each other class or series of our capital stock now existing or hereafter authorized, the terms of which do not expressly provide that such class or series ranks either senior to, or on parity with, the Convertible Preferred Stock, and (ii) on parity with each other class or series of our capital stock established in the future, the terms of which expressly provide that such class or series ranks on a parity basis with the Convertible Preferred Stock. Therefore, in the event of our voluntary or involuntary liquidation, dissolution, or winding-up of our affairs, no distribution of our assets may be made to holders of our common stock until we have paid to holders of the Convertible Preferred Stock then outstanding the greater of (a) the greater of (i) two times the initial value of the shares of Convertible Preferred Stock and (ii) the accrued value of such shares of Convertible Preferred Stock as of the date of such liquidation and (b) the amount that such holder would have received with respect to such share of Convertible Preferred Stock based on its accrued value if all shares of Convertible Preferred Stock had been converted at their accrued value (regardless of whether they were actually converted and without regard to any limitations on convertibility or as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock for the purpose of effecting such conversion) into shares of common stock on the business day immediately prior to the liquidation. However, in the event of a bankruptcy, liquidation, dissolution, or winding-up of our affairs, our assets will be available to pay obligations on the Convertible Preferred Stock only after all of our secured and unsecured indebtedness has been paid. This could reduce the remaining amount of our assets, if any, available to distribute to holders of our capital stock.

Our obligations to the holders of Convertible Preferred Stock could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. These preferential rights could also result in divergent interests between the holders of shares of our Convertible Preferred Stock and other holders of our capital stock.

There may be sales of a substantial amount of our common stock by our current shareholders, and these sales could cause the price of our common stock to fall.
As of December 31, 2025, there were 191,915,804 shares of our common stock outstanding. Substantially all of our issued and outstanding shares are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

We are party to the A&R Investor Rights Agreement, pursuant to which we filed a shelf registration statement registering the securities held by AEI, Genesis Park Holdings and the other parties thereto. Shareholders who are party to the A&R Investor Rights Agreement also have certain demand and “piggyback” registration rights with respect to the securities held by such parties. In addition, pursuant to the Registration Rights Agreements, dated October 28, 2022, by and among us and the Investors (the “Series A Registration Rights Agreement”) and the Registration Rights Coordination Agreement, dated as of June 8, 2025, by and among the Company, BCC Redwire Aggregator, L.P. and AEI (the “Registration Rights Coordination Agreement”), we filed a shelf registration statement to permit the public resale of the shares of common stock underlying the parties’ Convertible Preferred Stock, and each party also has additional demand and “piggyback” registration rights with respect to those shares.

Given that the above described shelf registrations have been filed pursuant to the A&R Investor Rights Agreement, Series A Registration Rights Agreement and the Registration Rights Coordination Agreement and each has been declared effective, the parties whose shares have been registered pursuant thereto and currently hold beneficial ownership over such shares may sell large amounts of our common stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our common stock.

Sales of substantial amounts of our common stock in the public market or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future.

We have adopted a two-segment reporting structure. Our two-segments are designated as Space and Defense Tech and have been in effect for a limited period of time. This change to segment reporting could be confusing to investors and may not have the desired effects.
Beginning with the year ended December 31, 2025, we began reporting as two separate segments. We have provided disclosures about our new segment reporting structure, but there is no guarantee that investors or the market will understand this change to our financial reporting. There is also no guarantee that this change will have the desired effect. Failure of investors or analysts to understand our revised segment reporting structure may negatively affect their ability to understand our business and operating results which could adversely affect our stock price.

The Company reorganized its segment structure to align with the strategic offerings of each business segment and the way the Chief Operating Decision Maker ("CODM") assesses performance and makes capital allocation decisions. As a result, we identified two reporting segments, our Space segment and our Defense Tech segment. These changes and our diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. For example, our portfolio review and cost reduction activities, among other activities, have placed and will continue to place significant demands on our management team. Managing these changes has required, and may continue to require, significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it changes, our business, financial condition and results of operations could be adversely impacted.

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
An active trading market for our common stock may not be sustained and the market price for our common stock has and may continue to be volatile, due to many factors, some of which may be beyond our control. Factors affecting the trading price of our common stock may include:
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
•sales of substantial amounts of common stock by our directors, executive officers or significant shareholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, tariff actions and acts of war or terrorism.

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

Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2025:
•For substantially all of our U.S. operations, we designed process-level control activities pervasive across our financial reporting processes, but were unable to fully deploy those process-level control activities with sufficient time to demonstrate their operating effectiveness.
•For European and remaining U.S. operations:
◦Due to insufficient time and resources, we did not (i) establish effective information technology (“IT”) general controls (“ITGCs”), specifically program change controls and access controls, that support the consistent operation of the Company’s IT operating systems, databases and IT applications, and end user computing over all financial reporting; and, ii) have policies and procedures through which ITGCs are deployed across the organization. Automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from IT systems were also rendered ineffective because they are affected by the lack of ITGCs.
◦As a result, we did not effectively design, implement or operate process-level control activities pervasive across our financial reporting processes.
The material weaknesses above did not result in a material misstatement to the consolidated financial statements as of and for the year ended December 31, 2025. However, the control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2025, and issued an adverse opinion on the effectiveness of our internal control over financial reporting. KPMG LLP’s report appears on page 62 of this Annual Report on Form 10-K.

Material Weaknesses in Excluded Acquired Business
In the second quarter of 2025, the Company acquired Redwire Defense Tech Intermediate Holdings, LLC. Prior to the acquisition, Redwire Defense Tech Intermediate Holdings, LLC’s management identified material weaknesses in its internal control over financial reporting, due to a lack of ITGCs and effective process-level control activities similar to those identified above related to the Company’s European and certain U.S. operations. These material weaknesses continue to exist as of December 31, 2025.

These material weaknesses did not result in any material misstatements to the consolidated financial statements as of and for the year ended December 31, 2025.

Management’s Remediation Plans
Management, with oversight from the Board of Directors, continues to implement a remediation plan to address the material weaknesses. The Company made progress during 2025 in its remediation of the material weaknesses as further described below.
•For substantially all of our U.S. operations we have designed and implemented both manual and automated process-level control activities but due to insufficient time and resources, were unable to demonstrate their operating effectiveness. We plan to do so, through testing, during 2026.
For our European and remaining U.S. operations, including Redwire Defense Tech Intermediate Holdings, LLC, we will continue our remediation efforts including:
•Implementing one enterprise resource planning (“ERP”) system for our European operations and expanding the implementation of our U.S. ERP system for our remaining U.S. operations.
•Continuing our engagement of a third-party global consulting firm to accelerate the deployment of ITGCs and manual and automated process-level controls across our financial reporting process.
•Continuing to assess the specific training needs of personnel and developing and delivering training programs designed to uphold our internal control standards.

We believe the above actions will be effective in remediating the material weaknesses described above. However, the material weaknesses cannot be considered remediated until remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Although we intend to complete the remediation of remaining processes as promptly as possible, we cannot at this time estimate how long it will take to remediate the material weaknesses described above. We may discover additional material weaknesses that require additional time and resources to remediate, and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above.

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

Our corporate information technology department, which maintains our cybersecurity function, is led by our Chief Information Officer (“CIO”), who reports to our Chief Executive Officer (“CEO”). The Chief Information Security Officer (“CISO”) reports to the CIO and has direct access to the CEO regarding cybersecurity matters. The CISO is responsible for our Company’s information security strategy, policy, security engineering, operations and cyber threat detection and response. Our current CIO and CISO have extensive information technology, cybersecurity and project management experience. Our CIO was a cyber defense, operations and communications officer as a U.S. Navy information professional with over 20 years of experience. Our CISO has over 35 years in various information technology roles, including experience with three other public companies and is a certified information systems security professional (“CISSP”) and DoW information systems security manager. The CISO manages a team of cybersecurity professionals with broad experience and expertise, and have an average of over 15 years of experience in various roles involving information technology, including security and compliance. The corporate cybersecurity and compliance department manages and continually enhances our enterprise security structure with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur.

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

The Company maintains policies and procedures to ensure timely and appropriate notifications to relevant parties and regulators as required for cybersecurity threats and data breaches. A designated incident response team is responsible for the execution of Redwire’s data breach response plan. Comprised of Company officers who serve across several functions, the incident response team includes the Company’s CISO, CIO, General Counsel, CFO, Cybersecurity Director and cybersecurity professionals or other employees from the Company’s information technology, finance, compliance and human resources functions support the incident response team, including with respect to diagnosing and mitigating cybersecurity events.

Our cybersecurity policies and frameworks are based on industry and governmental standards to align closely with DoW requirements, instructions and guidance. The Company has adopted the National Institute of Standards and Technology (“NIST”) Special Procedure (SP) 800-171, NIST Cybersecurity Framework and Zero Trust Framework. The NIST SP 800-171 is to ensure compliance for protecting controlled unclassified information for U.S. Government projects as contractually required. The NIST Cybersecurity

Framework models the best practices for security and the capabilities needed to identify, protect, detect and respond to cybersecurity risks and events, while the Zero Trust Framework addresses security challenges. The majority of the Company’s wholly owned subsidiaries are certified as Level 2 compliant under the U.S. DoW Cybersecurity Maturity Model Certification (CMMC). We evaluate our physical, electronic and administrative safeguards on a continuous basis to ensure they are effectively deployed across the business.

The Company has implemented multiple industry-leading cybersecurity tools as recognized by Gartner including: a Zero Trust Network Access that includes an Internet Intrusion detection and response combined with an always-on virtual private network solution to reduce our external exposure; Endpoint Detection & Response tools for endpoint protection; Security Incident & Event Management tool enabling collaborative information sharing across all tools to alert on incidents; and Unified Endpoint Management for inventory vulnerability management, real-time visibility and control. We employ threat protection firewalls at our facilities and perform network and vulnerability monitoring with industry leading tools. We utilize third-party tools to protect Redwire data and have implemented security and data protection technologies.

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

Item 2. Properties
We operate from 23 locations in North America and 5 locations in Europe consisting of offices, warehouses, service centers, laboratories and other facilities approximating 910,000 square feet as of December 31, 2025. The Company also retains use of additional storage and administrative space as needed to support operations, which are not included in the table below.

We lease all of our properties. The majority of leases are for varying term lengths up to fifteen years. Our locations range in size from approximately 1,200 to 158,600 square feet.

Our headquarters is located in Jacksonville, Florida, in proximity to major NASA and other space offices and operations. In North America we have five facilities in California, four facilities in Colorado, two facilities in Florida, Indiana, New Mexico, Michigan and Virginia, respectively, and one facility in Alabama, Massachusetts, Oregon and Ontario, respectively. In Europe, we have one facility in Latvia, Luxembourg, Poland, Ukraine and Belgium, respectively. Subsequent to December 31, 2025, we only have one facility in Indiana and Michigan, respectively. Each of these facilities is strategically located near major national security or civil space community facilities, key customer facilities, commercial space centers and/or prestigious engineering talent pools.

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
For additional information on pending matters, please refer to Note M – Commitments and Contingencies of the accompanying notes to the consolidated financial statements. For further information on the risks associated with existing and future investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, please refer to Item 1A. “Risk Factors.”

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the NYSE and trades under the symbol “RDW”. As of February 23, 2026, there were 191,975,804 shares of common stock outstanding.

Holders
As of February 23, 2026, there were 15 holders of our common stock. These numbers do not include an estimate of the indeterminate number of beneficial holders whose shares and warrants may be held by brokerage firms and clearing agencies.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
During 2025, in accordance with the Convertible Preferred Stock Certificate of Designation, the Company issued 8,068.27 and 3,311.52 shares of Convertible Preferred Stock to holders of record as of April 15, 2025 and October 15, 2025, respectively, as a dividend paid-in-kind on the Convertible Preferred Stock. The issuance is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Stock Performance Graph
Not applicable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis is intended to assist in an understanding of our financial condition and results of operations for fiscal 2025 compared with fiscal 2024 items. Discussions of fiscal 2023 items and year-to-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 11, 2025.

The following discussion and analysis is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. Certain information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Item 1A. “Risk Factors” and the “Cautionary Note Regarding Forward-Looking Statements” sections of this Annual Report on Form 10-K. Unless the context otherwise requires, all references in this section to the “Company,” “Redwire,” “we,” “us” or “our” refer to Redwire Corporation and its consolidated subsidiaries.

Business Overview
Redwire is an integrated space and defense technology company focused on advanced technologies including space infrastructure, autonomous systems and multi-domain operations leveraging digital engineering and artificial intelligence automation. Redwire’s proven and reliable space and defense technology capabilities include our space and defense technology and platform offerings of avionics, sensors, and payloads; power generation; structures and mechanisms; radio frequency systems; airborne and spacecraft platforms and missions; and microgravity payloads. Redwire combines decades of flight heritage and proven experience with an agile and innovative culture.

Redwire’s primary business model is providing proven, mission critical solutions based on space and defense technology offerings through both short- and long-duration projects for U.S. and international government and commercial customers. Redwire operates in two business segments: Space and Defense Tech. We organize our business segments based on the nature of the products and services offered.

Redwire’s Space segment focuses on delivering next-generation spacecraft, large space infrastructure, and microgravity capabilities to serve civil, national security, and commercial space customers globally. Our core space offerings are flight-proven and have supported hundreds of spacecraft, missions, and operations, including, but not limited to, the International Space Station, the European Space Agency’s (“ESA”) Project for On-Board Autonomy (“PROBA”), the National Aeronautics and Space Administration’s (“NASA”) Double Asteroid Redirection Test and the Orion space capsule, and the Space Force’s GPS. We are also a provider of innovative technologies with the potential to help transform the economics of space and create new markets for its exploration and commercialization.

Redwire’s Defense Tech segment focuses on delivering combat-proven autonomous systems, optical sensors, advanced optics, resilient energy solutions and radio frequency payloads that provide intelligence, surveillance, and reconnaissance capabilities for customers including the U.S. Department of War (“DoW”, formerly known as the Department of Defense), U.S. Federal Civilian Agencies and allied governments across multiple domains. Our defense technology offerings include field-proven airborne products and services that have decades of innovation and more than 400 thousand flight hours. Key operations include developing and manufacturing Uncrewed Aerial Systems (“UAS”) for commercial, government, and military applications in areas such as surveillance, logistics, reconnaissance, border security, and emergency response. Redwire is committed to delivering innovative space and airborne platforms to help transform the future of multi-domain operations.
Recent Developments
Selected operational developments for the year ended December 31, 2025 are described below.
•Strengthened leadership in Very Low Earth Orbit (“VLEO”) with the award of a $44 million phase 2 contract to advance the Defense Advanced Research Projects Agency’s Otter mission, which leverages Redwire’s SabreSat.
•Entered into an eight-figure agreement with The Exploration Company (“TEC”) to provide two International Berthing and Docking Mechanisms (“IBDM”) to support autonomous rendezvous and docking capabilities for TEC’s Nyx spacecraft.
•Launched 14 PIL-BOXes, studying 18 unique molecules, to the International Space Station (“ISS”); as of December 31, 2025, Redwire had eleven active payload facilities on the ISS.
•Completed acquisition of Edge Autonomy, a leading provider of field-proven uncrewed aerial systems (“UAS”) on June 13, 2025.
•Delivered more than 100 Stalker/Penguin UAS to customers in 7 countries around the world subsequent to the Edge Autonomy acquisition, including the U.S. Army (directly and via the Long Range Reconnaissance (“LRR”) program), U.S. Marine Corps, NATO and other allied nations.
•Opened a new 85,000 square foot facility in Ann Arbor, Michigan to increase production of critical fuel cells to meet growing demand, reflecting a key investment in a domestic, vertical integration strategy for Stalker UAS production.

Industry and Regulatory Updates
U.S. Budget Environment
On March 15, 2025, the President signed into law the Full-Year Continuing Appropriations and Extensions Act of 2025 (PL 119-4), which extended federal funding (including for the U.S. Department of War (“DoW”), formerly referred to as the Department of Defense) at near fiscal year (“FY”) 2024 levels through September 30, 2025, but included an increase of $6 billion to defense spending, with NASA held approximately flat at FY 2024 budget levels of roughly $24.9 billion. Although the full-year continuing resolution offered budget continuity through September 2025, its flat funding and lack of detail on appropriation levels constrained agencies’ procurement efforts to make new awards.

In May 2025, the FY 2026 President’s budget request (“PBR”) proposed reducing NASA’s funding from approximately $24.9 billion to $18.8 billion. The proposal included cuts to the International Space Station operations, Lunar Gateway, the Mars Sample Return program, retiring SLS/Orion after Artemis IV, and several space science initiatives. As part of the “One Big Beautiful Bill” (“OBBB”) passed in July 2025, Congress included a supplemental appropriations package that restored approximately $10 billion in NASA funding. The package provided continued funding for the Artemis missions, Lunar Gateway, International Space Station operations, and infrastructure projects at Johnson Space Center, while leaving certain proposed cuts to science programs in place. On January 23, 2026, the President signed into law $24.4 billion in FY 2026 appropriations for NASA. The combination of both the OBBB and the FY 2026 NASA appropriations enacted into law resulted in a significant increase for a total of $27.5 billion for FY 2026 for NASA. Additionally, on December 18, 2025, Jared Isaacman was sworn in as NASA’s 15th administrator.

On December 18, 2025, Congress passed, and the President signed into law, the National Defense Authorization Act of 2026 (“NDAA”, P.L. 119-60), authorizing annual funding levels for the U.S. Armed Forces and setting expenditures for the DoW. The FY 2026 NDAA authorized a total of $900.6 billion for national defense. The bill also authorized funding and updated U.S. national missile defense policy to reflect the goals of the “Golden Dome for America” initiative.

On February 3, 2026, Congress passed, and the President signed into law, the Consolidated Appropriations Act of 2026, that includes full FY 2026 appropriations for most of the federal government, exclusive of the Department of Homeland Security, which remains under a short-term continuing resolution. The bill provided $839.2 billion in total discretionary defense funding, including research and development funding. The bill includes $13.4 billion in funding for missile defense and space programs to augment and integrate in support of the “Golden Dome for America” initiative.

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

The SAFE fund, formally established in May 2025, is a new European Union (“EU”) financial instrument that is expected to increase defense spending among member states through common procurement. It will be financed by EU borrowing, with the European Commission authorized to issue up to €150 billion in loans. This funding is intended to strengthen the European Defence Technological and Industrial Base by facilitating joint investments in defense capabilities. EU contracts under SAFE will require greater than 65% of value tied to member-state supply chains. Since October 2025, Member States have continued to prepare and submit SAFE-related plans and requests, and public reporting indicates demand for SAFE financing has exceeded the initial €150 billion envelope, which could result in additional financing mechanisms or follow-on programs.

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

The European Commission formally introduced the EU Space Act in June 2025 as a proposed regulation to harmonize legal frameworks across the EU for space activities. It establishes a single market for space service providers and applies to EU and non-EU operators whose activities impact the EU internal market. The regulatory structure will be focused on three areas: safety (including orbital debris mitigation and space situational awareness), resilience (including space-based cybersecurity), and sustainability (including in-orbit servicing). If enacted by the European Parliament and Council, the regulation is designed to apply from January 1, 2030, with a two‑year transition period for existing missions not yet launched by that date. Since October 2025, Council-level work on the proposed EU Space Act has continued, including circulation of updated compromise text. The proposal remains subject to negotiation and may be modified, delayed, or otherwise revised prior to adoption.

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

U.S. and international government spending levels and timely funding thereof may adversely affect our financial condition and operating performance over the short and long term. Please refer to Item 1A. “Risk Factors” included in this Annual Report on Form 10-K, for additional information related to government funding risks.

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

Results of Operations
We manage and assess our business based on performance on short- and long-term duration contracts, which involves the design, development and manufacturing of our offerings and related activities with varying delivery schedules. Therefore, the results of operations for a particular year, or year-over-year comparison may not be indicative of future operating results. Substantially all of our contracts in the Space segment and a portion of our contracts in the Defense Tech segment are accounted for under the percentage-of-completion cost-to-cost method. As a result, revenues on contracts are recorded over time based on progress towards completion for a particular contract, including the estimate of the profit to be earned at completion. The following discussion of material changes in consolidated revenues should be read in tandem with the subsequent discussion of changes in consolidated cost of sales because changes in revenues are typically accompanied by a corresponding change in cost of sales due to the nature of the percentage-of-completion cost-to-cost method.

Net EAC Adjustments
We record changes in costs estimated at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported revenues and gross profit and the table below presents the aggregate amounts for the following periods:

	Year Ended
(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Gross favorable	$12,552	$12,062	$11,805
Gross unfavorable	(67,005)	(29,758)	(15,327)
Total net EAC adjustments	$(54,453)	$(17,696)	$(3,522)

The Company evaluates the contract value and cost estimates at completion for performance obligations no less frequently than quarterly, and more frequently when circumstances significantly change. Changes in contract estimates occur for a variety of reasons including, but not limited to, changes in contract scope, labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, volume assumptions, inflationary trends, and schedule and performance delays. We utilize information available to us at the time when revising our estimates and apply consistent judgment across the full portfolio of programs. The net unfavorable EAC adjustments in 2025 were primarily due to a $25.2 million unfavorable adjustment, including a $12.9 million loss reserve related to a program in the Company’s Defense Tech segment and $14.1 million unfavorable adjustments related to programs in the Space Europe reporting unit as a result of an increase in estimates made for the programmatic and technical assumptions based on the nature and technical complexity of the work to be performed to meet customer specifications. Refer to Note P – Revenues of the accompanying notes to the consolidated financial statements for additional information.

Results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024:

	Year Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	December 31, 2025	% of revenues	December 31, 2024	% of revenues
Revenues	$335,381	100%	$304,101	100%	$31,280	10%
Cost of sales	318,096	95	259,646	85	58,450	23
Gross profit	17,285	5	44,455	15	(27,170)	(61)
Operating expenses:
Selling, general and administrative expenses	171,280	51	71,398	23	99,882	140
Transaction expenses	21,236	6	9,129	3	12,107	133
Impairment expense	34,685	10	—	—	34,685	100
Research and development	19,761	6	6,128	2	13,633	222
Operating income (loss)	(229,677)	(68)	(42,200)	(14)	(187,477)	444
Interest expense, net	39,704	12	13,483	4	26,221	194
Loss on extinguishment of debt	996	—	—	—	996	100
Other (income) expense, net	(18,811)	(6)	60,648	20	(79,459)	(131)
Income (loss) before income taxes	(251,566)	(75)	(116,331)	(38)	(135,235)	116
Income tax expense (benefit)	(25,014)	(7)	(2,020)	(1)	(22,994)	1138
Net income (loss)	(226,552)	(68)	(114,311)	(38)	(112,241)	98
Net income (loss) attributable to noncontrolling interests	—	—	4	—	(4)	(100)
Net income (loss) attributable to Redwire Corporation	$(226,552)	(68)%	$(114,315)	(38)%	$(112,237)	98%

Revenues
Revenues increased by $31.3 million, or 10%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The year-over-year increase in revenues was primarily related to $107.1 million of revenue related to the Edge Autonomy acquisition. This increase was partially offset by $41.1 million of net unfavorable EAC adjustments for the year ended December 31, 2025 as compared to $17.7 million of net unfavorable EAC adjustments for the same period in 2024. Please refer to Note P – Revenues of the accompanying notes to the consolidated financial statements for additional information related to the Company’s net EAC adjustments. The increase is also partially offset due to timing in the stage of production cycles year-over-year for certain larger contracts for power generation offerings in the Space segment. The foregoing resulted in decreased volume of production and therefore decreased revenue compared to the same period in 2024.

Cost of Sales
Cost of sales increased $58.5 million, or 23%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The year-over-year increase in cost of sales was primarily driven by $70.1 million of costs related to the Edge Autonomy acquisition, including non-cash expense of $13.6 million related to the purchase accounting fair value adjustment to inventory for the inventory on-hand at the Edge Autonomy acquisition date that was subsequently sold, which is non-recurring. The increase is also due to $13.4 million of increases in contract loss reserves recognized during the year ended December 31, 2025 for which there were nominal comparable amounts in 2024. These increases were partially offset by reduced costs due to a shift in the production cycle associated with certain larger contracts in power generation offerings described above.

Gross Profit and Margin
Gross profit decreased $27.2 million, or 61%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. As a percentage of revenues, gross margin was 5% and 15% for the years ended December 31, 2025 and 2024, respectively. The year-over-year decrease in gross margin as a percentage of revenues was driven by a $54.5 million negative impact of net EAC adjustments for the year ended December 31, 2025, as compared to $17.7 million of net unfavorable EAC adjustments for the same period in 2024. Gross profit and gross margin were also adversely impacted by the non-cash expense of $13.6 million related to the purchase accounting fair value adjustment associated with the Edge Autonomy acquisition as described above. Please refer to Note P – Revenues of the accompanying notes to the consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $99.9 million for the year ended December 31, 2025, as compared with the same period in 2024. SG&A expenses as a percentage of revenues also increased to 51% for the year ended December 31, 2025 from 23% during the same period in 2024. The year-over-year increase in SG&A expenses was primarily driven by an increase in share-based compensation of $47.1 million, including $44.4 million related to the Edge Incentive Units, for which there was no comparable cost in 2024. The increase is also due to $48.5 million in SG&A expenses, other than equity-based compensation, related to Edge Autonomy for which there is no comparable cost in 2024. The increase is also partially due to an increase in labor related costs, including severance, intangible amortization and professional fees.

Transaction Expenses
Transaction expenses increased $12.1 million primarily due to costs incurred related to the Edge Autonomy acquisition for the year ended December 31, 2025, as compared with the same period in 2024. Please refer to Note C – Business Combinations of the accompanying notes to the consolidated financial statements for additional information related to acquisitions.

Impairment Expense
The Company recognized impairment expense of $34.7 million for the year ended December 31, 2025, for which there was no comparable expense in the same period of 2024. During the fourth quarter of 2025, the Company performed its annual quantitative goodwill and long-lived asset impairment tests and recorded a non-cash, pre-tax and post-tax impairment charge of $34.7 million. $2.6 million of this amount related to property, plant and equipment, $10.9 million related to intangible assets, and $20.9 million related to goodwill. Please refer to Note F, Note G, and Note H of the accompanying notes to the consolidated financial statements for additional information related to impairment.

Research and Development
Research and development expenses increased $13.6 million for the year ended December 31, 2025 as compared with the same period in 2024 primarily due to $14.9 million of costs related to the Edge Autonomy acquisition.

Interest Expense, net
Interest expense, net increased $26.2 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase was primarily related to $20.0 million of interest expense recognized related to the repayment of the Seller Note (as defined below). The increase is also partially due to interest on the new JPMorgan Credit Agreement entered into during the year ended December 31, 2025, as well as an increase in borrowings on the Adams Street revolving credit facility compared to 2024. Please refer to Note I – Debt of the accompanying notes to the consolidated financial statements for additional information related to the Company’s debt obligations.

Loss on Extinguishment of Debt
The Company recognized $1.0 million as a loss on extinguishment of debt related to the write-off of unamortized discount and deferred financing costs associated with the term loans and revolving credit facility under the Adams Street Credit Agreement as a result of the early re-payment on the related loans. Please refer to Note I – Debt of the accompanying notes to the consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net decreased by $79.5 million for the year ended December 31, 2025, from net expense to net income as compared to the year ended December 31, 2024. This year-over-year change was primarily due to a gain of $16.1 million recognized as a result of a decrease in the fair value of the Company’s private warrant liability for the year ended December 31, 2025 compared to a loss of $52.0 million recognized during the same period in 2024. The change is also due to a decrease in expense of $8.0 million due to a legal settlement recognized during the year ended December 31, 2024 for which there was no comparable activity in the current year. Please refer to Note D – Fair Value of Financial Instruments of the accompanying notes to the consolidated financial statements for additional information related to the Company’s private warrants.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Year Ended
(in thousands, except percentages)	December 31, 2025	December 31, 2024
Income tax expense (benefit)	$(25,014)	$(2,020)
Effective tax rate	(9.9)%	(1.7)%
The effective tax rate changed to (9.9)% for the year ended December 31, 2025 as compared to (1.7)% for the year ended December 31, 2024, primarily related to the Company’s realization of deferred tax assets as a result of the acquisition of Edge Autonomy. Please refer to Note L – Income Taxes of the accompanying notes to the consolidated financial statements for additional information.

Net Income (Loss) Attributable to Noncontrolling Interests
The Company had no net income (loss) attributable to noncontrolling interests for the year ended December 31, 2025 and a de minimis amount for the same period in 2024.

Business Segment Results of Operations
As of December 2025, we operate in two business segments: Space and Defense Tech. We organize our business segments based on the nature of products and services offered and based on the financial information that is provided and regularly reviewed by the CODM in deciding how to allocate resources and in assessing performance.

Revenues, gross profit and operating profit of our business segments exclude inter-segment sales, cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment.

Business segment operating profit excludes a portion of corporate costs not considered allowable or allocable to contracts, and other items not considered part of management’s evaluation of segment operating performance.

Revenues, cost of sales and operating profit for each of our business segments were as follows (in millions):

(in thousands)	2025	2024	2023
Revenues
Space	$209,817	$255,336	$194,000
Defense Tech	125,564	48,765	49,800
Total revenues	$335,381	$304,101	$243,800
Cost of sales
Space	202,482	222,927	149,298
Defense Tech	115,614	36,719	36,533
Total cost of sales	$318,096	$259,646	$185,831
Operating income (loss)
Space	$(49,155)	$16,099	$27,621
Defense Tech	(93,553)	8,549	9,168
Total business segment operating income (loss)	(142,708)	24,648	36,789
Unallocated items
Corporate charges	65,848	57,725	52,324
Transaction expenses	21,121	9,123	13
Total unallocated, net	86,969	66,848	52,337
Total consolidated operating income (loss)	$(229,677)	$(42,200)	$(15,548)
Corporate charges mainly consists of corporate overhead costs maintained at the corporate level. These expenses include costs relating to treasury, accounting, consulting, advisory, legal, tax and audit, insurance, financial reporting services and various administrative expenses related to the corporate headquarters.

Space
Redwire’s Space segment focuses on delivering next-generation spacecraft; large space infrastructure; critical avionics, as well as microgravity capabilities to serve civil, national security, and commercial space customers. Space’s operating results included the following:

(in thousands)	2025	2024	2023
Revenues	$209,817	$255,336	$194,000
Operating income (loss)	$(49,155)	$16,099	$27,621
Operating margin	(23)%	6%	14%

Space segment revenues decreased by $45.5 million, or 18%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The year-over-year decrease in revenues was primarily related to $28.1 million of net unfavorable EAC adjustments for the year ended December 31, 2025 as compared to $15.3 million of net unfavorable EAC adjustments for the same period in 2024. The decrease in revenues is also due to timing in the stage of production cycles year-over-year for certain larger contracts related to power generation offerings.

Operating income (loss) decreased by $65.3 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. Operating margin also decreased from 6% to (23)% year-over-year. The decrease in operating income (loss) and margin is primarily due to the increase in unfavorable EAC adjustments recognized during the year ended December 31, 2025 and $34.4 million of impairment expense recognized related to the Space Europe reporting unit during the year ended December 31, 2025. Please refer to Note F, Note G, and Note H of the accompanying notes to the consolidated financial statements for additional information related to impairment.

Defense Tech
Redwire’s Defense Tech segment focuses on delivering combat-proven autonomous systems, optical sensors and radio frequency payloads that provide intelligence, surveillance, and reconnaissance capabilities for U.S. and allied nations across multiple domains. Defense Tech’s operating results included the following:

(in thousands)	2025	2024	2023
Revenue	$125,564	$48,765	$49,800
Operating income (loss)	$(93,553)	$8,549	$9,168
Operating margin	(75)%	18%	18%

Defense Tech segment revenues increased by $76.8 million, or 157%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The year-over-year increase in revenues was primarily due to $107.1 million of revenue related to the Edge Autonomy acquisition. This increase was partially offset by $12.9 million of net unfavorable EAC adjustments for the year ended December 31, 2025 as compared to $2.4 million of net unfavorable EAC adjustments for the same period in 2024.

Operating income (loss) decreased by $102.1 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. Operating margin also decreased from 18% to (75)% year-over-year. The decrease in operating income (loss) and operating margin is primarily due to an increase of $44.4 million related to the Edge Incentive Units, a non-cash expense of $13.6 million related to the purchase accounting fair value adjustment to inventory for the inventory on-hand at the Edge Autonomy acquisition date that was subsequently sold, which is non-recurring, and a $20.2 million increase in depreciation and amortization as a result of the Edge Acquisition. The decrease is also partially due to $25.8 million of net unfavorable EAC adjustments, inclusive of a $12.8 million increase in loss reserve recognized during the year ended December 31, 2025 as compared to $2.4 million of net unfavorable EACs during the year ended December 31, 2024.

Supplemental Non-GAAP Information
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

Adjusted EBITDA is defined as net income (loss) adjusted for interest expense, net, income tax expense (benefit), depreciation and amortization, impairment expense, transaction expenses, acquisition integration costs, acquisition earnout costs, purchase accounting fair value adjustment related to deferred revenue and inventory, severance costs, capital market and advisory fees, disposal of long-

lived assets, litigation-related expenses, equity-based compensation, committed equity facility transaction costs, debt financing costs and extinguishment losses, gains on sale of joint ventures, net of costs incurred, and warrant liability change in fair value adjustment.

The table below presents a reconciliation of Adjusted EBITDA to net income (loss), computed in accordance with U.S. GAAP for the following periods:

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Net income (loss)	$(226,552)	$(114,311)	$(27,264)
Interest expense, net	39,704	13,483	10,699
Income tax expense (benefit)	(25,014)	(2,020)	(486)
Depreciation and amortization	32,639	11,692	10,724
Impairment expense	34,685	—	—
Transaction expenses (i)	21,236	9,129	13
Acquisition integration costs (i)	2,602	609	546
Purchase accounting fair value adjustment (ii)	13,645	—	15
Severance costs (iii)	3,789	867	313
Capital market and advisory fees (iv)	6,856	6,703	8,607
Disposal of long-lived assets (v)	647	—	—
Litigation-related expenses (vi)	1,496	11,011	1,235
Equity-based compensation (vii)	58,990	11,326	8,658
Committed equity facility transaction costs (viii)	—	—	259
Debt financing costs and extinguishment losses (ix)	1,101	—	17
Gain on sale of joint ventures, net of costs incurred (x)	—	(1,255)	—
Warrant liability change in fair value adjustment (xi)	(16,109)	51,960	2,011
Adjusted EBITDA	$(50,285)	$(806)	$15,347
i.Redwire incurred acquisition costs including due diligence, integration costs and additional expenses related to pre-acquisition activity. Acquisition deal costs was reclassified as Transaction expenses to conform with current period presentation.
ii.Redwire adjusted inventory in 2025 related to the application of purchase accounting for the Edge Autonomy acquisition and recognized expense for the amount of the fair value adjustment included in cost of sales for the inventory sold after the acquisition date. During 2023, Redwire recorded adjustments related to the impact of recognizing deferred revenue at fair value as part of the purchase accounting for previous acquisitions.
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
v.Redwire incurred a loss on the disposal of long-lived assets.
vi.Redwire incurred expenses related to securities litigation and settlements of legal matters. Refer to Note M – Commitments and Contingencies of the accompanying notes to the consolidated financial statements for additional information.
vii.Redwire incurred expenses related to equity-based compensation under Redwire’s equity-based compensation plan and Edge Incentive Units.
viii.Redwire incurred expenses related to the committed equity facility with B. Riley during 2023, which includes changes in fair value recognized as a gain or loss during the respective periods.
ix.Redwire incurred expenses related to debt financing agreements, including amendment related fees paid to third parties that are expensed in accordance with U.S. GAAP, and losses on debt extinguishments. Refer to Note I – Debt of the accompanying notes to the consolidated financial statements for additional information.
x.Redwire recognized a gain related to the sale of all its ownership in two joint ventures during 2024, presented net of transaction costs incurred.
xi.Redwire adjusted the private warrant liability to reflect changes in fair value recognized as a gain or loss during the respective periods.

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
Book-to-Bill
Our book-to-bill ratio was as follows for the periods presented:

	Last Twelve Months Ended
(in thousands, except ratio)	December 31, 2025	December 31, 2024	December 31, 2023
Contracts awarded
Space	$237,761	$184,370	$258,961
Defense Tech	203,717	45,419	41,081
Total contracts awarded	$441,478	$229,789	$300,042
Revenues
Space	$209,817	$255,336	$194,000
Defense Tech	125,564	48,765	49,800
Total revenues	$335,381	$304,101	$243,800
Book-to-bill ratio
Space	1.13	0.72	1.33
Defense Tech	1.62	0.93	0.82
Total book-to-bill ratio	1.32	0.76	1.23
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

Our book-to-bill ratio was 1.32 for the Last Twelve Months (“LTM”) ended December 31, 2025, as compared to 0.76 for the LTM ended December 31, 2024. For the LTM ended December 31, 2025, contracts awarded includes $73.7 million of acquired contract value from the Edge Autonomy acquisition, which was completed in the second quarter of 2025. For the LTM ended December 31, 2024, contracts awarded includes $21.9 million of acquired contract value from the Hera Systems acquisition, which was completed in the third quarter of 2024. For the LTM ended December 31, 2023, none of the contracts awarded balance relates to acquired contract value.

Backlog
The following table presents our contracted backlog as of December 31, 2025 and 2024, and related activity for the year ended December 31, 2025 as compared to the year ended December 31, 2024:

(in thousands)	December 31, 2025	December 31, 2024
Organic backlog, beginning balance	$296,652	$372,790
Organic additions during the period	257,318	229,789
Organic revenue recognized during the period	(228,267)	(304,101)
Foreign currency translation	7,987	(1,826)
Organic backlog, ending balance	333,690	296,652

Acquisition-related contract value, beginning balance	—	—
Acquisition-related contract value acquired during the period	73,716	—
Acquisition-related additions during the period	110,444	—
Acquisition-related revenue recognized during the period	(107,114)	—
Foreign currency translation	510	—
Acquisition-related backlog, ending balance	77,556	—
Contracted backlog, ending balance	$411,246	$296,652

Contracted backlog by segment:
Space	$299,804	$263,996
Defense Tech	111,442	32,656

We view growth in backlog as a key measure of our business growth. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Our contracted backlog includes $81.0 million and $16.7 million in remaining contract value from contracts which recognize revenue at a point in time as of December 31, 2025 and 2024, respectively.

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

Although contracted backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog. In addition, some of our multi-year contracts are subject to annual funding. Management expects all amounts reflected in contracted backlog to ultimately be fully funded. Contracted backlog from international operations was $193.1 million and $70.5 million as of December 31, 2025 and 2024, respectively. These amounts are subject to foreign exchange rate translations from their respective local currencies to U.S. dollars that could cause the remaining backlog balance to fluctuate with the foreign exchange rate at the time of measurement.

Liquidity and Capital Resources
Our operations are primarily funded with cash flows provided by operating activities, proceeds from the exercise of warrants and equity offerings, and access to existing credit facilities. As of December 31, 2025, we had $94.5 million in cash and cash equivalents and $35.0 million in available borrowings from our existing credit facilities.

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

Our ability to fund our cash needs is dependent upon the successful execution of our business strategy and future operating results. Our future operating results are subject to, among others, general economic conditions, including as a result of heightened inflation, rising interest rates and supply chain pressures, competitive dynamics in our target markets as well as legislative and regulatory factors that may be outside of our control. As part of our business and debt management strategy, we continuously evaluate opportunities to further strengthen our financial and liquidity position, including issuing additional equity or debt securities, refinancing or otherwise restructuring our existing credit facilities, or entering into new financing arrangements. There can be no assurance that any of these actions will be sufficient to allow us to adequately service our debt obligations, meet our debt covenants, or that such actions will not result in an adverse impact on our business. In the event that we require additional financing, we may not be able to secure such financing on terms acceptable to us or at all. For further information, please refer to Item 1A “Risk Factors” contained in this Annual Report on Form 10-K.

We believe our existing sources of liquidity will be sufficient to meet our working capital needs and debt service obligations and to comply with our debt covenants for at least the next twelve months from the date on which our consolidated financial statements were issued.

Indebtedness
Please refer to Note I – Debt of the accompanying notes to the consolidated financial statements for additional information related to the Company’s debt obligations.

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

As of December 31, 2025 and 2024, we had $0.7 million and $15.4 million of standby letters of credit, respectively. Our standby letters of credit outstanding generally relate to submitted proposals and performance guarantees, which are secured by our restricted cash. Refer to Note B of the accompanying notes to the consolidated financial statements for additional information related to the Company’s restricted cash.

Contractual Obligations
The following table presents our contractual obligations as of December 31, 2025:

	2026	2027	2028	2029	2030	Thereafter	Total
JPMorgan Term Loan	$4,500	$83,250	$—	$—	$—	$—	$87,750
Other Financing Loan	662	—	—	—	—	—	662
Total long-term debt maturities	5,162	83,250	—	—	—	—	88,412
Future minimum operating lease payments	7,052	8,120	6,419	5,265	5,478	16,872	49,206
Future minimum finance lease payments	716	624	429	237	124	—	2,130
Total contractual obligations	$12,930	$91,994	$6,848	$5,502	$5,602	$16,872	$139,748

During the year ended December 31, 2025, the Company entered into a lease agreement in Huntsville, Alabama, the construction of which is anticipated to be completed during fiscal year 2026. As of December 31, 2025, the lease has not yet commenced but created significant future lease obligations in the amount of $12.3 million. The lease was determined to be an operating lease, whereby the Company is not required to make rent payments prior to the lease commencement dates while construction is being completed on the underlying assets. Due to the nature of the work and the amount of the Company’s contribution to the construction period costs for the lease, the Company has determined it is not the owner of the assets under construction as the landlord has substantially all of the construction period risks.

Cash Flows
The table below summarizes certain information from the consolidated statements of cash flows for the following periods:

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Cash, cash equivalents and restricted cash at beginning of year	$49,071	$30,278	$28,316
Operating activities:
Net income (loss)	(226,552)	(114,311)	(27,264)
Reconciling adjustments to net income (loss)	101,245	75,006	21,700
Changes in working capital	(52,024)	21,957	6,795
Net cash provided by (used in) operating activities	(177,331)	(17,348)	1,231
Net cash provided by (used in) investing activities	(175,071)	(7,199)	(8,327)
Net cash provided by (used in) financing activities	397,496	43,716	9,060
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	1,018	(376)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	46,112	18,793	1,962
Cash, cash equivalents and restricted cash at end of period	$95,183	$49,071	$30,278

Operating activities
Net cash used in operating activities increased by $160.0 million year-over-year. The change was primarily due to an increase in cash used by working capital of $74.0 million and an increase of $112.2 million in cash used related to the Company’s net loss, partially offset by an increase of $26.2 million in the effects of reconciling adjustments to net income (loss) for the year ended December 31, 2025 in comparison to 2024. The increase in cash used by working capital was primarily due to a decrease of $34.0 million in deferred revenue for 2025 compared to an increase of $3.2 million in deferred revenue for 2024 and a decrease in cash provided by accounts receivable and other liabilities of $17.0 million and $3.4 million, respectively, year-over-year. The decreases in other liabilities were primarily a result of timing of payments and recognition of liability. The changes in accounts receivable and deferred revenue were primarily driven by the timing of billable milestones during the year ended December 31, 2025 compared to 2024. The increase in non-cash adjustments is primarily related to increases in depreciation and amortization expense of $20.9 million, share-based compensation of $47.7 million and recognition of the inventory purchase accounting fair value adjustment of $13.6 million, all of which are primarily related to the Edge Autonomy acquisition. These increases were partially offset by a gain recognized on the change in fair value of the outstanding private warrants of $16.1 million during the year ended December 31, 2025 compared to loss of $52.0 million recognized in 2024 and an increase in the deferred tax benefit of $23.1 million year-over-year. Please refer to Note D – Fair Value of Financial Instruments and Note L – Income Taxes of the accompanying notes to the consolidated financial statements for additional information related to the fair value of warrants and income taxes.
Investing activities
Net cash used in investing activities increased by $167.9 million year-over-year. The change was primarily due to cash used to complete the Edge Autonomy acquisition, and an increase in capital expenditures primarily related to software licensed for internal-use. The increase in cash used in investing activities was also due to proceeds received during the year ended December 31, 2024 related to the sale of joint ventures for which there is no comparable activity in the current period.
Financing activities
Net cash provided by financing activities increased by $353.8 million during the year ended December 31, 2025, as compared to 2024. The change was primarily due to an increase in net proceeds received from the issuance of common stock through the ATM facility, equity offerings, and exercise of the Company’s public and private warrants of $518.4 million during the year ended December 31, 2025, for which there was nominal activity for the same period in 2024. The increase was partially offset by net repayments of debt in the amount of $43.0 million during the year ended December 31, 2025, compared to net proceeds of $37.1 million in the same period in 2024, and the repurchase of the Company’s Series A Convertible Preferred Stock of $63.9 million, for which there was no comparable activity for the same period in 2024. The change to net repayments of debt was driven primarily by the repayment of all outstanding principal balances of the term loans and revolving credit facility under the Adams Street Credit Agreement and the repayment of the Seller Note which is partially offset by proceeds from the JPMorgan Credit Agreement. Please refer to Note I – Debt of the accompanying notes to the consolidated financial statements for additional information related to the Company’s debt obligations.

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

Our goodwill and indefinite-lived intangible assets are allocated to and tested for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. As of the Company’s annual assessment date, October 1, 2025, the Company had six reporting units, Mission Solutions, Space Components, Engineering Services, Space Europe, Airborne U.S. and Airborne Europe, which were determined based on similar economic characteristics, financial metrics and product and servicing offerings. Effective December 2025, in connection with the change in operating segments, the Company reassessed its reporting units and identified six reporting units, Space Mission Solutions, Space US, Space Europe, Space Defense Tech, North America Defense Tech, and Europe Defense Tech. We may use both qualitative and quantitative approaches when testing goodwill and indefinite-lived intangible assets for impairment. In circumstances where a qualitative analysis indicates that the fair value of a reporting unit does not exceed its carrying value, a quantitative analysis is performed using an income approach.

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

During 2025, the Company performed a quantitative assessment for its annual impairment test for each of our reporting units and concluded that the fair value for the Space Europe reporting unit was below its carrying value. Therefore, the Company recognized $20.9 million of goodwill impairment during 2025. Please refer to Note H – Goodwill of the accompanying notes to the consolidated financial statements for further information.

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

During 2024 and 2023, the Company identified no triggering events and therefore, no impairment assessment was performed on its intangible and long-lived assets. During 2025, the Company identified a triggering event related to the Space Europe reporting unit due to margin erosion and declining cash flows. As such, the Company performed an impairment assessment on the reporting unit’s asset groups and concluded that the undiscounted cash flows were below the carrying value of the asset group and, therefore, recognized $13.5 million of impairment during 2025. Please refer to Note F – Property, Plant and Equipment, net and Note G – Intangible Assets, net of the accompanying notes to the consolidated financial statements for further information regarding impairment recognized for long-lived assets and finite-lived intangible assets, respectively.

Revenue Recognition
The Company engages in short- and long-term contracts, including firm fixed-price (“FFP”), cost-plus fixed fee (“CPFF”) and T&M for production and service activities. Revenue from T&M contracts is recognized based on the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate. The Company recognizes revenue for performance obligations satisfied at shipment or delivery at a point-in-time and for performance obligations satisfied over time using the cost-to-cost method. Substantially all of the Company’s contracts in the Space segment and a portion of its contracts in the Defense Tech segment relate to contracts for performance obligations that create an asset with no alternative use to the Company and an enforceable right to payment for performance completed to date. The portion of the payments retained by the customer or advance payment is not considered a significant financing component because it is used to facilitate inventory demands at the onset of a contract and to safeguard the Company from the failure of the other party to abide by some or all of their obligations under the contract.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Redwire Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimates used to recognize revenue for select long-term contracts
As discussed in Notes B and P to the consolidated financial statements, the Company engages in long-term contracts for production and service activities and recognizes revenue for performance obligations over time, using a cost-to-cost measure of progress for firm fixed-price contracts (“FFP”). Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to total estimated costs-at-completion.

For a select group of FFP contracts, we identified the assessment of the estimated amount of costs to complete the contract, that is an input into the amount of revenue recognized during the period, as a critical audit matter. The estimated amount of costs to complete includes estimated costs such as labor hours, the cost of materials for the work to be performed, and sub-contractor services and materials. The evaluation of these assumptions used to recognize revenue for the select group of long-term contracts requires a high level of subjective auditor judgment due to the nature of the individual contracts and related contract performance risks. Specifically, changes to these assumptions may have had a significant impact on the revenue recorded during the period.

The following are the primary procedures we performed to address this critical audit matter. Based on the nature of the individual contract, we evaluated certain cost assumptions by:
•comparison of the Company’s historical estimates of costs to actual costs incurred to assess the Company’s ability to estimate accurately
•reading the underlying contract and any related amendments to obtain an understanding of the contractual requirements and related performance obligations
•assessing costs incurred to date and the relative progress toward satisfying the performance obligation(s) of the contract
•assessing, if relevant, the estimated costs at completion by considering similar or predecessor contracts and programs
•inquiring of financial and operational personnel of the Company to identify factors that should be considered within the estimated costs at completion or indications of potential management bias
•inspecting correspondence, if any, between the Company and the customer regarding actual to date and expected performance
•analyzing the sufficiency of the Company’s assessment of contract performance risks included within the estimated costs at completion.
Fair value of intangible assets acquired in a business combination
As discussed in Note C to the consolidated financial statements, on June 13, 2025, the Company closed its acquisition of Redwire Defense Tech Intermediate Holdings, LLC (formerly known as Edge Autonomy Intermediate Holdings, LLC). Pursuant to the merger agreement, the Company acquired 100% of Redwire Defense Tech Intermediate Holdings, LLC equity for total consideration of $160.0 million in cash and the issuance of 49,764,847 shares of the Company’s common stock. The Company accounted for the acquisition as a business combination by applying the acquisition method of accounting. Accordingly, the purchase price was allocated to the fair value of the assets acquired and liabilities assumed, resulting in the recognition of intangible assets for developed technology of $264.8 million, customer relationships of $15.4 million, trade name and trademark of $17.9 million and goodwill of $721.3 million. The fair value of the acquired developed technology and trade name and trademark was estimated using the relief from royalty method. The fair value of the acquired customer relationships was estimated using the multi-period excess earnings method.

We identified the assessment of the acquisition-date fair value of the developed technology, customer relationships and trade name and trademark intangible assets as a critical audit matter. The evaluation of certain assumptions used to estimate the fair value of these acquired intangible assets involved a higher degree of subjective auditor judgment and specialized skills and knowledge. Specifically, significant assumptions used to estimate the fair value of the acquired developed technology and trade name and trademark included the estimate of the amount and timing of expected future revenue, discount rates and expected royalty rates. The significant assumptions used to estimate fair value of acquired customer relationships included amount and timing of expected future revenue and discount rates. Changes to those significant assumptions could have had an impact on the determination of the fair value of the acquired intangible assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s methodology to develop the fair values of the acquired developed technology, customer relationships and trade name and trademark. We performed sensitivity analyses over the Company’s amount and timing of expected future revenue, discount rates, and expected royalty rates to evaluate the impact of changes in those assumptions on the Company’s determination of fair values. We compared the amount and timing of expected future revenue used within the valuation model to the Company’s underlying business strategies and growth plans. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s amount and timing of expected future revenue by comparing the projected revenues used within the valuation model to applicable industry forecasted long-term revenue growth rates
•evaluating the Company’s discount rates by comparing them to ranges of discount rates that were independently developed using publicly available market data for comparable companies
•evaluating the Company’s expected royalty rates by comparing them to ranges of royalty rates independently developed using market data for comparable license agreements.

/s/ KPMG LLP
We have served as the Company’s auditor since 2023.

Houston, Texas
February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Redwire Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Redwire Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements operations and comprehensive income (loss), changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses discussed below have been identified and included in management’s assessment.

•For substantially all of the U.S. operations, management designed process-level control activities pervasive across the financial reporting processes, but were unable to fully deploy those process-level control activities with sufficient time to demonstrate their operating effectiveness.

•For the European and remaining U.S. operations:

•Due to insufficient time and resources, management did not i) establish effective information technology (IT) general controls (ITGCs), specifically program change controls and access controls, that support the consistent operation of the Company’s IT operating systems, databases and IT applications, and end user computing over all financial reporting; and, ii) have policies and procedures through which ITGCs are deployed across the organization. Automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from IT systems were also rendered ineffective because they are affected by the lack of ITGCs.

•As a result, management did not effectively design, implement or operate process-level control activities pervasive across the Company’s financial reporting processes.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired Redwire Defense Tech Intermediate Holdings, LLC (formerly known as Edge Autonomy Intermediate Holdings, LLC) during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, Redwire Defense Tech Intermediate Holdings, LLC’s internal control over financial reporting associated with 10% of total assets and 32% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Redwire Defense Tech Intermediate Holdings, LLC.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Houston, Texas
February 27, 2026

REDWIRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash, cash equivalents and restricted cash	$95,183	$49,071
Accounts receivable, net	37,251	21,905
Contract assets	44,019	43,044
Inventory, net	55,847	2,239
Prepaid expenses and other current assets	20,512	9,666
Total current assets	252,812	125,925
Property, plant and equipment, net	49,199	17,837
Right-of-use assets	31,741	15,277
Intangible assets, net	336,153	61,788
Goodwill	779,114	71,161
Other non-current assets	118	629
Total assets	$1,449,137	$292,617
Liabilities, Convertible Preferred Stock and Equity (Deficit)
Current liabilities:
Accounts payable	$32,295	$32,127
Notes payable to sellers	2,171	—
Short-term debt, including current portion of long-term debt	5,162	1,266
Short-term operating lease liabilities	4,088	4,354
Short-term finance lease liabilities	595	473
Accrued expenses	32,034	24,192
Deferred revenue	60,119	67,201
Other current liabilities	19,150	19,730
Total current liabilities	155,614	149,343
Long-term debt, net	80,036	124,464
Long-term operating lease liabilities	30,471	13,444
Long-term finance lease liabilities	1,276	980
Warrant liabilities	4,213	55,285
Deferred tax liabilities	38,358	582
Other non-current liabilities	2,119	428
Total liabilities	$312,087	$344,526
Commitments and contingencies (Note M – Commitments and Contingencies)
Convertible preferred stock, $0.0001 par value, 125,292.00 shares authorized; issued and outstanding: 2025—46,505.13 and 2024—108,649.30. Liquidation preference: 2025—$118,434 and 2024—$599,412 (Note N – Convertible Preferred Stock)	$77,034	$136,805
Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 99,874,708 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; issued and outstanding 2025—191,915,804 and 2024—67,002,370	19	7
Treasury stock, at cost: 2025—1,036,294 shares and 2024—728,739 shares	(7,342)	(3,573)
Additional paid-in capital	1,678,799	161,619
Accumulated deficit	(621,762)	(348,106)
Accumulated other comprehensive income (loss)	10,302	1,339
Total shareholders’ equity (deficit)	1,060,016	(188,714)
Total liabilities, convertible preferred stock and equity (deficit)	$1,449,137	$292,617
The accompanying notes are an integral part of these consolidated financial statements.

REDWIRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars, except share and per share data)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Revenues	$335,381	$304,101	243,800
Cost of sales	318,096	259,646	185,831
Gross profit	17,285	44,455	57,969
Operating expenses:
Selling, general and administrative expenses	171,280	71,398	68,525
Transaction expenses	21,236	9,129	13
Impairment expense	34,685	—	—
Research and development	19,761	6,128	4,979
Operating income (loss)	(229,677)	(42,200)	(15,548)
Interest expense, net	39,704	13,483	10,699
Loss on extinguishment of debt	996	—	—
Other (income) expense, net	(18,811)	60,648	1,503
Income (loss) before income taxes	(251,566)	(116,331)	(27,750)
Income tax expense (benefit)	(25,014)	(2,020)	(486)
Net income (loss)	(226,552)	(114,311)	(27,264)
Net income (loss) attributable to noncontrolling interests	—	4	(1)
Net income (loss) attributable to Redwire Corporation	(226,552)	(114,315)	(27,263)
Less: dividends on Convertible Preferred Stock	45,777	41,052	20,021
Net income (loss) available to common shareholders	$(272,329)	$(155,367)	$(47,284)

Net income (loss) per common share:
Basic and diluted	$(2.28)	$(2.35)	$(0.73)

Weighted-average shares outstanding:
Basic and diluted	119,544,268	66,146,155	64,654,153

Comprehensive income (loss):
Net income (loss) attributable to Redwire Corporation	$(226,552)	$(114,315)	(27,263)
Foreign currency translation gain (loss), net of tax	8,963	(1,407)	830
Total other comprehensive income (loss), net of tax	8,963	(1,407)	830
Total comprehensive income (loss)	$(217,589)	$(115,722)	$(26,433)

The accompanying notes are an integral part of these consolidated financial statements.

REDWIRE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(In thousands of U.S. dollars, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	64,280,631	$6	141,811	$(381)	$198,126	$(206,528)	$2,076	$(6,701)	$226	$(6,475)
Equity-based compensation expense	—	—	—	—	8,658	—	—	8,658	—	8,658
Common stock issued under the committed equity facility	497,392	—	—	—	1,280	—	—	1,280	—	1,280
Common stock issued for share-based awards	768,151	1	—	—	—	—	—	1	—	1
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	211,659	(570)		—	—	(570)	—	(570)
Convertible preferred stock paid-in-kind dividend	—	—	—	—	(19,741)	—	—	(19,741)	—	(19,741)
Foreign currency translation, net of tax	—	—	—	—	—	—	827	827	3	830
Net income (loss)	—	—	—	—	—	(27,263)	—	(27,263)	(1)	(27,264)
Balance as of December 31, 2023	65,546,174	$7	353,470	$(951)	$188,323	$(233,791)	$2,903	$(43,509)	$228	$(43,281)
Equity-based compensation expense	—	—	—	—	11,326	—	—	11,326	—	11,326
Common stock issued for share-based awards	1,456,196	—	—	—	2,669	—	—	2,669	—	2,669
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	375,269	(2,622)	—	—	—	(2,622)	—	(2,622)
Convertible preferred stock paid-in-kind dividend	—	—	—	—	(40,699)	—	—	(40,699)	—	(40,699)
Sale of joint ventures	—	—			—	—	(164)	(164)	(225)	(389)
Foreign currency translation, net of tax	—	—	—	—	—	—	(1,400)	(1,400)	(7)	(1,407)
Net income (loss)	—	—	—	—	—	(114,315)	—	(114,315)	4	(114,311)
Balance as of December 31, 2024	67,002,370	$7	728,739	$(3,573)	$161,619	$(348,106)	$1,339	$(188,714)	$—	$(188,714)
Equity-based compensation expense	—	—	—	—	58,990	—	—	58,990	—	58,990
Common stock issued in offering	16,125,100	1	—	—	254,157	—	—	254,158	—	254,158
Common stock issued in connection with Edge Acquisition	49,764,847	5	—	—	862,556	—	—	862,561	—	862,561
Common stock issued for share-based awards	2,474,793	—	—	—	1,400	—	—	1,400	—	1,400
Common stock issued for warrants exercised	9,499,138	1	—	—	117,779	—	—	117,780	—	117,780
Common stock issued under the ATM facility	25,520,441	3	—	—	179,287	—	—	179,290	—	179,290
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	307,555	(3,769)	—	—	—	(3,769)	—	(3,769)
Convertible preferred stock paid-in-kind dividend	—	—	—	—	(47,146)	—	—	(47,146)	—	(47,146)
Convertible preferred stock converted to common stock	21,529,115	2	—	—	90,157	—	—	90,159	—	90,159
Convertible preferred stock repurchased	—	—	—	—	—	(47,104)	—	(47,104)	—	(47,104)
Foreign currency translation, net of tax	—	—	—	—	—	—	8,963	8,963	—	8,963
Net loss	—	—	—	—	—	(226,552)	—	(226,552)	—	(226,552)
Balance as of December 31, 2025	191,915,804	$19	1,036,294	$(7,342)	$1,678,799	$(621,762)	$10,302	$1,060,016	$—	$1,060,016

The accompanying notes are an integral part of these consolidated financial statements.

REDWIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net income (loss)	$(226,552)	$(114,311)	$(27,264)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	32,639	11,692	10,724
Amortization of debt issuance costs and discount	2,282	857	608
Equity-based compensation expense	58,990	11,326	8,658
(Gain) loss on sale of joint ventures	—	(1,303)	—
Loss on extinguishment of debt	996	—	—
(Gain) loss on change in fair value of committed equity facility	—	—	255
(Gain) loss on change in fair value of warrants	(16,109)	51,960	2,011
Deferred provision (benefit) for income taxes	(24,901)	(1,803)	(925)
Impairment expense	34,685	—	—
Income from equity method investments	—	—	(245)
Non-cash lease expense	488	227	327
Non-cash interest expense	—	—	525
Purchase accounting fair value adjustment related to inventory	13,645	—	—
Other	(1,470)	2,050	(238)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,321)	14,670	(5,562)
(Increase) decrease in contract assets	863	(7,138)	(5,442)
(Increase) decrease in inventory	(6,652)	(734)	(44)
(Increase) decrease in prepaid expenses and other assets	(4,386)	(1,793)	229
Increase (decrease) in accounts payable and accrued expenses	(11,660)	4,365	(3,280)
Increase (decrease) in deferred revenue	(33,980)	3,207	22,736
Increase (decrease) in operating lease liabilities	(232)	(342)	(325)
Increase (decrease) in other liabilities	6,344	9,722	(960)
Increase (decrease) in notes payable to sellers	—	—	(557)
Net cash provided by (used in) operating activities	(177,331)	(17,348)	1,231
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(151,791)	(881)	—
Net proceeds from sale of joint ventures	—	4,598	—
Purchases of property, plant and equipment	(13,479)	(6,399)	(5,620)
Purchase of intangible assets	(9,801)	(4,517)	(2,707)
Net cash provided by (used in) investing activities	(175,071)	(7,199)	(8,327)
Cash flows from financing activities:
Proceeds received from debt	191,131	45,971	36,696
Repayments of debt	(234,165)	(8,863)	(26,683)
Payment of debt issuance fees	(105)	(780)	(163)
Repayment of finance leases	(534)	(479)	(395)
Proceeds from (repayment of) third-party advances	(7,820)	7,820	—
Proceeds from issuance of common stock	518,370	2,669	1,241
Payment of equity issuance costs	(1,749)	—	(571)
Payments of issuance costs related to convertible preferred stock	—	—	(52)
Shares repurchased for settlement of employee tax withholdings on share-based awards	(3,769)	(2,622)	(570)
Payment of contingent earnout	—	—	(443)
Repurchase of convertible preferred stock	(63,863)	—	—
Net cash provided by (used in) financing activities	397,496	43,716	9,060
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	1,018	(376)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	46,112	18,793	1,962
Cash, cash equivalents and restricted cash at beginning of period	49,071	30,278	28,316
Cash, cash equivalents and restricted cash at end of period	$95,183	$49,071	$30,278

The accompanying notes are an integral part of these consolidated financial statements.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note A – Description of the Business
Redwire Corporation (the “Company” or “Redwire”) is an integrated space and defense technology company focused on advanced technologies including aerospace infrastructure, autonomous systems and multi-domain operations, leveraging digital engineering and artificial intelligence automation. The Company develops and provides mission critical solutions based on space and defense technology platform offerings for government, commercial and civil customers through both short- and long-duration projects. These include technologies and production capability for next-generation spacecraft, large space infrastructure, microgravity capabilities, combat-proven autonomous systems, optical sensors and radio frequency payloads that provide intelligence, surveillance, and reconnaissance capabilities for U.S. and allied nations across multiple domains. The Company serves both U.S. and international customers. As described in Note U – Segment Reporting, we operate in two business segments: Space and Defense Tech.

Note B – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

The Company had $0.7 million and $15.4 million of restricted cash as of December 31, 2025 and 2024, respectively, related to standby letters of credit for performance guarantees and submitted proposals which are legally restricted for withdrawal and use. Amounts may be subject to final price adjustments upon delivery and acceptance of the related performance obligations by the customer. As of December 31, 2024, restricted cash included $7.8 million of proceeds received from third-parties that were refundable except in certain limited circumstances and were also reported as other current liabilities on the consolidated balance sheets. During the year ended December 31, 2025, the $7.8 million of restricted cash was refunded and the associated liability was relieved.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets to the consolidated statements of cash flows as of the following periods:

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$94,467	$33,712	$30,278
Restricted cash	716	15,359	—
Total cash, cash equivalents and restricted cash	$95,183	$49,071	$30,278

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents supplemental cash flow information during the following periods:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$39,125	$12,159	$9,082

Non-Cash Investing and Financing Activities:
Convertible Preferred Stock dividend paid-in-kind	$47,146	$40,699	$19,741
Equity consideration in acquisition of businesses	862,561	—	—
Settlement of private warrant liabilities for common stock	34,963	—	—
Exchange of Series A Convertible Preferred Stock for common stock	90,159	—	—
Capital expenditures not yet paid	3,151	2,069	1,321

Income taxes paid for the years ended December 31, 2025 and 2023 was nominal and for the year ended December 31, 2024 was $0.2 million.

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, accounts receivable and contract assets. The Company places its cash and cash equivalents with financial institutions of high-credit quality. At times, such amounts may exceed federally insured limits. Cash and cash equivalents on deposit or invested with financial and lending institutions was $94.5 million and $33.7 million, as of December 31, 2025 and 2024, respectively.

The Company provides credit to customers in the normal course of business. The carrying amount of current accounts receivable and contract assets are stated at cost, net of an allowance for credit losses. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be fully collected. The allowance is based on the assessment of the following factors: customer creditworthiness, historical payment experience, age of outstanding accounts receivable and any applicable collateral. Substantially all accounts receivable as of December 31, 2025 are expected to be collected in 2026. The Company does not believe there is a significant exposure to credit risk as the majority of the Company’s accounts receivable are due from U.S. and foreign governments or large prime contractors of such government entities. As a result, the allowance for credit losses was not material as of December 31, 2025 and 2024, respectively.

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

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Expected useful lives for property, plant and equipment are reviewed at least annually. Estimated useful lives are as follows:

Estimated useful life in years
Computer equipment	3
Furniture and fixtures	7
Laboratory equipment	3-15
Vehicles	5-7
Leasehold improvements	shorter of 5 or lease term
Assets subject to finance lease	lease term

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
During 2025, the Company identified triggering events and performed impairment assessments on its long-lived asset groups. Please refer to Note F – Property, Plant and Equipment, net for additional information. During 2024 and 2023, the Company identified no triggering events and therefore, no quantitative impairment assessment was performed on its long-lived assets.

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

During 2025, the Company abandoned a leased property and recorded a nominal amount of impairment expense related to the respective ROU asset. During 2024 and 2023, the Company identified no triggering events and therefore, no quantitative impairment assessment was performed on its right-of-use assets.

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

Goodwill is the amount by which the purchase price exceeded the fair value of the net identifiable assets acquired and liabilities assumed in a business combination on the date of acquisition. The Company’s goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit. As of its annual assessment date, the Company had six reporting units, Mission Solutions, Space Components, Engineering Services, Space Europe, Airborne U.S and Airborne Europe, which were determined based on similar economic characteristics, financial metrics and product and servicing offerings. Effective December 2025, in connection with the change in operating segments, the Company reassessed its reporting units and identified six reporting units, Space Mission Solutions, Space US, Space Europe, Space Defense Tech, North America Defense Tech, and Europe Defense Tech. As a result, the Company allocated the goodwill balance to each reporting unit and respective reportable operating segments during December 2025. Space Mission Solutions, Space U.S. and Space Europe are within the Space segment and Space Defense Tech, North America Defense Tech, and Europe Defense Tech are within the Defense Tech segment.

The Company tests goodwill for impairment annually as of October 1st or when events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company first assesses goodwill for impairment on a qualitative basis to determine if a quantitative assessment is necessary. In circumstances where the qualitative analysis (Step 0) indicates that it is more likely than not that the fair value of a reporting unit does not exceed its carrying value, the Company would perform a quantitative analysis (Step 1) and the goodwill impairment loss, if any, is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. In general, the Company performs a quantitative test for most reporting units at least once every three years, or more frequently if deemed necessary by Management. During 2025, the Company performed a quantitative test for all of its reporting units and concluded that the fair value for the Space Europe reporting unit was below its carrying value. Therefore, the Company recognized $20.9 million of goodwill impairment during 2025. Please refer to Note H – Goodwill for further information.

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

The Company’s revenues are derived from the design and sales of components for spacecraft and satellites and the performance of engineering, modeling and simulation services related to spacecraft design and mission execution within the Space segment and combat-proven autonomous systems, optical sensors and radio frequency payloads that provide intelligence, surveillance, and reconnaissance capabilities within the Defense Tech segment. Each promised good or service within a contract is accounted for separately, if they are distinct. Promised goods or services not meeting the criteria for being a distinct performance obligation are bundled into a single performance obligation with other goods or services that together meet the criteria for being distinct. The appropriate allocation of the transaction price and recognition of revenue is then applied for the bundled performance obligation. The Company has concluded that its service contracts generally contain a single performance obligation given the interrelated nature of the activities which are significantly customized and not distinct within the context of the contract for substantially all of its contracts in the Space segment and a portion of its contracts in the Defense Tech segment.

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

The Company engages in long-term contracts for production and service activities and recognizes revenue for performance obligations over time primarily in its Space segment. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. These contracts include both firm-fixed-price (“FFP”) and cost reimbursable contracts. The Company’s cost reimbursable contracts typically include cost-plus fixed fee (“CPFF”) and time-and-material (“T&M”) contracts. These long-term contracts involve the design, development, manufacture, or modification of components for spacecraft and satellites. For FFP and CPFF contracts, revenue is recognized over time (versus point in time recognition), as the Company’s performance creates an asset with no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date, and the customer receives the benefit as the Company builds the asset. For T&M contracts and substantially all of its FFP and CPFF contracts in the Defense Tech segment, the Company recognizes revenue in the amount for which the Company has a right to invoice the customer based on the control transferred to the customer or point-in-time.

For long-term contracts in which revenue is recognized over time, the Company uses the input method, using a cost-to-cost measure of progress. The Company believes that this method represents the most faithful depiction of the Company’s performance because it directly measures value transferred to the customer. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, but are not limited to, the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed; the cost and availability of materials; the availability of subcontractor services and materials; and the availability and timing of funding from the customer. The Company bears the risk of changes in estimates to complete on a fixed-price contract, which may cause profit levels to vary from period to period. For cost reimbursable contracts, the Company is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. In the limited instances where the Company enters into T&M contracts, revenue recognized reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other direct billable costs. For long-term contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable.

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

Accounts Receivable
Accounts receivable are recorded for amounts to which the Company is entitled and has invoiced to the customer. The Company had a nominal amount of unbilled receivables as of December 31, 2025 and $3.5 million as of December 31, 2024. Unbilled receivables primarily consist of unbilled amounts under T&M contracts where billing and payment is subject solely to the passage of time.

Remaining Performance Obligations
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes contracts accounted for under the “right to invoice” practical expedient.

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

Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This ASU requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign, as well as by jurisdiction, if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. The Company adopted this ASU prospectively for the period ending December 31, 2025, which only impacted our disclosures and had no impact on the Company’s results of operations, cash flows or financial condition.

Recently Issued Accounting Pronouncements
In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40). This ASU removes references to prescriptive and sequential development stages, requiring companies to capitalize internal-use software costs when management commits to funding the software project and it is probable the project will be completed. The ASU will be effective for annual and interim periods beginning January 1, 2028, and can be applied on a prospective, modified prospective, or retrospective basis. We are currently evaluating the potential impact of adoption on the Company’s consolidated results of operations, cash flows and financial condition.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. Additionally, the amendment requires a qualitative description of the amounts remaining in the relevant expense captions that are not separately disaggregated quantitatively, and the disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. For PBEs, the new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adoption, which is expected to have an impact on disclosures only and no impact on the Company’s results of operations, cash flows or financial condition.

Other accounting standards updates adopted and/or issued, but not effective until after December 31, 2025, are not expected to have a material effect on the Company’s consolidated financial position, results of operations and/or cash flows.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note C – Business Combinations
Edge Autonomy Acquisition
On January 20, 2025, the Company entered into an agreement and plan of merger (as amended on February 3, 2025, and June 9, 2025, the “Merger Agreement”) with Edge Ultimate Holdings, LP, a Delaware limited partnership (“Ultimate Holdings”) to acquire 100% of the equity interests in Edge Autonomy Intermediate Holdings, LLC (together with its subsidiaries, “Edge Autonomy”), a leading provider of field-proven uncrewed airborne system (“UAS”) technology (the “Edge Acquisition”). On June 13, 2025, following the satisfaction of all regulatory approvals, including a stockholder vote, the acquisition was completed. Under the terms of the Merger Agreement Edge Autonomy emerged as the surviving entity and a wholly owned subsidiary of the Company. On the same day, the merger consideration was transferred, including $160.0 million in cash (“Cash Consideration”) and the issuance of 49,764,847 shares of the Company’s common stock (“Equity Consideration”). Common stock was held back from the Equity Consideration to fund post-closing purchase price adjustments, if any, in the amount of $5.0 million, valued at a price per share of $15.07. The Company funded the Cash Consideration using cash on hand and proceeds from its indebtedness. Refer to Note I – Debt for additional information on the Company’s outstanding debt.

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
(1) Fair value of the common stock issued is based on the Company’s common stock closing price of $19.08 on the acquisition date,

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

June 13, 2025, less the fair value of the Edge Incentive Units of $87.0 million. Refer to Note R – Equity-Based Compensation for additional information on the Edge Incentive Units.

The following table summarizes the intangible assets acquired by class:

	June 13, 2025	Weighted average useful life in years
Customer relationships	$15,400	8
Technology	264,800	13
Trade name and trademark	17,900	8
Total intangible assets	$298,100

The amounts above represent the final valuation analyses completed to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions.

The fair values of identifiable intangible assets were determined by using certain estimates and assumptions that are not observable in the market. The fair value of the acquired technology and trademark and trade name was estimated using the relief from royalty method. The significant assumptions used to estimate the fair value included forecasted revenues, expected royalty rates, and discount rates. The fair value of the acquired customer relationships was estimated using the multi-period excess earnings method. The significant assumptions used to estimate the fair value of customer relationships included forecasted revenues, expected customer attrition rates, and discount rates.

The results of operations of Edge Autonomy have been included in the Company’s consolidated results of operations since the date of acquisition, June 13, 2025 and are reported in our Defense Tech segment. The table below presents the revenues and net income (loss) of Edge Autonomy included in the consolidated statements of operations and comprehensive income (loss) since the acquisition date, for the following periods:

Year Ended
December 31, 2025
Post-acquisition revenues	$107,114
Net income (loss) attributable to Redwire Corporation	(78,453)

Pro Forma Financial Data (Unaudited)
The table below presents the pro forma combined results of operations for the Company for the years ended December 31, 2025 and 2024, as though the acquisition of Edge Autonomy had been completed as of January 1, 2024.

	Year Ended
	December 31, 2025	December 31, 2024
Revenues	$422,249	$499,084
Net income (loss) attributable to Redwire Corporation	(179,634)	(232,633)
The amounts included in the pro forma financial information are based on historical results and do not necessarily represent what would have occurred if the Edge Acquisition had taken place as of January 1, 2024, nor do they represent results that may occur in the future. Accordingly, the pro forma financial information should not be relied upon as being indicative of the results that would have been realized had the business combination occurred as of the date indicated or that may be achieved in the future.

Other Acquisitions
On August 30, 2024, the Company acquired 100% of the equity interests of Hera Systems, Inc. (“Hera”), a spacecraft developer focused on specialized missions for national security space customers. Hera’s primary operations include developing high-performance spacecraft to support the evolving requirements for national security missions operating in contested space. Hera’s advanced platform incorporates cyber-secure communications, resilient power systems, highly accurate pointing, extensive maneuverability and massive on-board computing power supporting mission- and payload-specific machine learning. This acquisition was not material individually to the Company’s financial position nor the results of operations for the periods presented in the Company’s consolidated balance sheets and consolidated statements of operations and comprehensive income (loss), respectively. Therefore, the pro forma operating results and other disclosures for the Hera acquisition are not presented.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The Company incurred acquisition related costs for completed acquisitions of $21.0 million and $5.0 million during the years ended December 31, 2025 and 2024, respectively, and incurred nominal costs for the year ended December 31, 2023. These expenses are included in transaction expenses on the consolidated statements of operations and comprehensive income (loss).

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

Private Warrants
In September 2021, the Company issued 7,732,168 private warrants in a transaction exempt from registration under securities regulations. The warrants, which are not listed for trading on a stock exchange, entitle the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will expire on September 2, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The private warrants were established as a liability at issuance. Classification of the private warrants as liability instruments was based on an analysis of the guidance in accordance with U.S. GAAP and a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” The Company considered whether the private warrants display the three characteristics of a derivative, and concluded the private warrants meet the definition of a derivative. However, the private warrants fail to meet the equity scope exception and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. The changes in fair value of the private warrant liability were a decrease of $16.1 million and an increase of $52.0 million for the years ended December 31, 2025 and 2024, respectively. These changes in fair value are recognized as other (income) expense, net in the consolidated statements of operations and comprehensive income (loss).

During the year ended December 31, 2025, 4,631,799 private warrants were exercised on a cashless basis for 2,293,739 shares of the Company’s common stock. Additionally, during the year ended December 31, 2025, 467,174 private warrants were exercised and converted into 467,174 shares of the Company’s common stock at the exercise price of $11.50 per share for proceeds of $5.4 million. Upon exercise, the Company remeasured the fair value of the related private warrants, which was recognized as other (income) expense, net in the consolidated statements of operations and comprehensive income (loss), and then released the associated liability upon issuance of the Company’s common stock. Refer to Note K – Warrants and Capital Stock Transactions for additional information.

The private warrants were valued using a modified Black-Scholes OPM. As certain inputs are not observable in the market, the private warrants are classified as Level 3 instruments within the fair value hierarchy. The table below presents the fair value per warrant and the valuation assumptions under the Black-Scholes OPM:

	December 31, 2025	February 25, 2025	December 31, 2024
Fair value per share	$1.60	$6.84	$7.15
Warrants outstanding	2,633,195	5,098,978	7,732,168
Exercise price	$11.50	$11.50	$11.50
Common stock price	$7.60	$14.34	$16.46
Expected option term	0.7 years	1.5 years	1.7 years
Expected volatility	104.60%	82.90%	52.70%
Risk-free rate of return	3.52%	4.05%	4.18%
Expected annual dividend yield	—%	—%	—%

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the Company’s financial instruments measured at fair value on a recurring basis:

		December 31, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$4,213	$4,213
Total liabilities		$—	$—	$4,213	$4,213

		December 31, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$55,285	$55,285
Total liabilities		$—	$—	$55,285	$55,285
Changes in the fair value of Level 3 financial liabilities were as follows:

Liabilities:	Private Warrants	Total Level 3
December 31, 2023	$3,325	$3,325
Changes in fair value	51,960	51,960
December 31, 2024	$55,285	$55,285
Changes in fair value	(16,109)	(16,109)
Settlements	(34,963)	(34,963)
December 31, 2025	$4,213	$4,213

Note E – Inventory, net
The inventory balance was as follows:

	December 31, 2025	December 31, 2024
Raw materials	$32,634	$1,812
Work in process	20,193	427
Finished goods	3,020	—
Inventory, net	$55,847	$2,239
The Company records a reserve for slow-moving inventory as a charge against earnings for all products identified as surplus, slow-moving, or discontinued. The amounts presented above are shown net of inventory reserves of $2.4 million as of December 31, 2025. The Company had no inventory reserves as of December 31, 2024.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note F – Property, Plant and Equipment, net
Property, plant and equipment, net were as follows:

	December 31, 2025			December 31, 2024
	North America	Europe	Total	North America	Europe	Total
Computer equipment	$4,025	$962	$4,987	$2,690	$695	$3,385
Furniture and fixtures	2,610	1,334	3,944	1,409	36	1,445
Machinery and Laboratory equipment	29,496	5,503	34,999	6,879	728	7,607
Leasehold improvements	10,503	4,295	14,798	2,576	4,410	6,986
Vehicles	81	—	81	81	—	81
Finance lease ROU assets	—	3,567	3,567	—	2,313	2,313
Construction in process	1,010	371	1,381	5,648	—	5,648
Property, plant and equipment, gross	47,725	16,032	63,757	19,283	8,182	27,465
Less: accumulated depreciation	(11,498)	(3,060)	(14,558)	(6,147)	(3,481)	(9,628)
Total property, plant and equipment, net	$36,227	$12,972	$49,199	$13,136	$4,701	$17,837

The Company observed a significant decline in discounted future cash flows, specifically in the Space Europe reporting unit, primarily attributable to a decrease in forecasted revenues as well as increased production costs that have reduced margins of existing performance obligations and encountered deferred pipeline realization. After considering the totality of events and circumstances, the Company determined that these triggering events indicated that certain recorded long-lived assets, including property, plant and equipment and finite-lived intangibles may be impaired. As a result, the Company performed a quantitative impairment assessment of asset groups within the Space Europe reporting unit as of October 1, 2025 and determined that the carrying value of one asset group was not recoverable based on entity-specific, undiscounted net cash flows. Accordingly, impairment expense was measured as the amount by which the carrying value of the asset groups exceeded their fair value as of the assessment date. The fair value of the asset group was determined using an income approach based on a discounted cash flow model, which resulted in an impairment of certain tangible and intangible assets recorded on the underlying asset group. Based on the results of the quantitative impairment test performed during 2025, the Company recognized impairment expense related to furniture and fixtures, machinery and equipment and leasehold improvements of $2.6 million.

There was no impairment recognized related to property, plant and equipment during the years ended December 31, 2024 and 2023.

The table below presents the depreciation expense related to property, plant and equipment for the following periods:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Depreciation expense	$7,849	$4,067	$3,512

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note G – Intangible Assets, net
The intangible assets gross carrying amount and accumulated amortization were as follows:

	December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$47,380	$(15,890)	$31,490	16
Technology	293,695	(22,319)	271,376	13
Trademarks	21,072	(3,005)	18,067	8
Internal-use software licenses	17,054	(4,978)	12,076	6
In-process internal-use software	2,844	—	2,844
Indefinite-lived intangible assets:
Cosmos Tradename	300	—	300
Total intangible assets	$382,345	$(46,192)	$336,153

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$39,606	$(8,403)	$31,203	21
Technology	33,379	(12,351)	21,028	15
Trademarks	3,172	(2,050)	1,122	9
Internal-use software licenses	8,760	(3,116)	5,644	6
In-process internal-use software	2,491	—	2,491
Indefinite-lived intangible assets:
Cosmos Tradename	300	—	300
Total intangible assets	$87,708	$(25,920)	$61,788

As disclosed in Note F – Property, Plant and Equipment, net, the Company identified triggering events indicating that certain recorded long-lived assets, including property, plant and equipment and finite-lived intangibles may be impaired. As a result, the Company performed a quantitative impairment assessment of asset groups within the Space Europe reporting unit as of October 1, 2025 and determined that the carrying value of one asset group was not recoverable based on entity-specific, undiscounted net cash flows. Accordingly, impairment expense was measured as the amount by which the carrying value of the asset groups exceeded their fair value as of the assessment date. The fair value of the asset group was determined using an income approach based on a discounted cash flow model, which resulted in an impairment of certain tangible and intangible assets recorded on the underlying asset group. Based on the results of the quantitative impairment test performed during 2025, the Company recognized impairment expense related to customer relationships and technology finite-lived intangible assets of $10.9 million.

There was no impairment recognized related to intangible assets during the years ended December 31, 2024 and 2023.

The table below presents the amortization expense related to intangible assets for the following periods:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Amortization expense	$24,790	$7,625	$7,212

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the future amortization expense on intangible assets as of December 31, 2025:

Year	Total
2026	$49,850
2027	53,524
2028	43,528
2029	37,701
2030	34,668
Thereafter	113,738
Total future amortization expense on intangible assets	$333,009

Note H – Goodwill
The changes in the carrying amount of goodwill were as follows:

	Gross Goodwill		Accumulated Impairment		Net Goodwill
	Space	Defense Tech	Space	Defense Tech	Space	Defense Tech	Total
Balance of goodwill as of December 31, 2023	$88,321	$27,566	$(50,130)	$—	$38,191	$27,566	$65,757
Goodwill arising from acquisitions	6,629	—	—	—	6,629	—	6,629
Impact of foreign currency	(1,438)	—	213	—	(1,225)	—	(1,225)
Balance of goodwill as of December 31, 2024	93,512	27,566	(49,917)	—	43,595	27,566	71,161
Goodwill arising from acquisitions	—	721,324	—	—	—	721,324	721,324
Goodwill reallocation	11,901	(11,901)	—	—	11,901	(11,901)	—
Impact of foreign currency	2,891	5,064	(428)	—	2,463	5,064	7,527
Impairment expense	—	—	(20,898)	—	(20,898)	—	(20,898)
Balance of goodwill as of December 31, 2025	$108,304	$742,053	$(71,243)	$—	$37,061	$742,053	$779,114
During the fourth quarter of 2025, the Company performed a quantitative assessment of goodwill for its annual goodwill impairment test as of October 1, 2025. As a result of the assessment, the Company concluded that the carrying value of the Space Europe reporting unit was in excess of its fair value and recognized a $20.9 million impairment charge for the year ended December 31, 2025, reducing the reporting unit’s goodwill balance to zero as of December 31, 2025. The Space Europe reporting unit is included in the Space segment. An impairment was also recognized on certain tangible and intangible assets for certain asset groups within the reporting unit. Refer to Note F – Property, Plant and Equipment, net and Note G – Intangible Assets, net for additional information.

Fair value estimates used in the Company’s quantitative impairment assessments result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions that have been deemed reasonable by management as of the measurement date. The fair values of the Company’s reporting units were determined using a combination and applied weighting of an income approach based on a discounted cash flow model as well as two market approaches based on (i) guideline public company revenues and earnings before interest, tax, depreciation and amortization multiples and (ii) guideline transactions, whereby consideration is given to prices paid in market comparable transactions.

There was no impairment recognized related to goodwill during 2024 and 2023.

Effective December 2025, in connection with the change in reportable operating segments, the Company reassessed its reporting units and identified six reporting units, Space Mission Solutions, Space US, Space Europe, Space Defense Tech, North America Defense Tech, and Europe Defense Tech. As a result, the Company allocated the goodwill balance to each reporting unit and respective reportable operating segments during December 2025. Space Mission Solutions, Space U.S. and Space Europe are within the Space segment and Space Defense Tech, North America Defense Tech, and Europe Defense Tech are within the Defense Tech segment.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note I – Debt
The table below presents details of the Company’s debt as of the following periods and the effective interest rate as of December 31, 2025:

	Effective interest rate	December 31, 2025	December 31, 2024
Adams Street Term Loan	—%	$—	$30,212
Adams Street Delayed Draw Term Loan	—	—	14,619
Adams Street Incremental Term Loan	—	—	31,268
Adams Street Revolving Credit Facility	—	—	50,000
JPMorgan Term Loan	13.31	87,750	—
Other financing loans	3.43	662	486
Total debt		88,412	126,585
Less: unamortized discounts and issuance costs		3,214	855
Total debt, net		85,198	125,730
Less: Short-term debt, including current portion of long-term debt		5,162	1,266
Total long-term debt, net		$80,036	$124,464
Adams Street Credit Agreement
On October 28, 2020, the Company entered into a credit agreement with Adams Street Capital (the “Adams Street Credit Agreement”), the terms of which were subsequently modified by various amendments through December 31, 2025. As amended, the Adams Street Credit Agreement includes (i) a $31.0 million term loan commitment, (ii) a $15.0 million delayed draw term loan, (iii) a $32.0 million incremental term loan, and (iv) a $65.0 million revolving credit facility commitment, all of which mature on April 28, 2027. During the year ended December 31, 2025, the Company borrowed $5.0 million and repaid $55.0 million on the revolving credit facility. As of December 31, 2025, the Company had $35.0 million of remaining capacity under the Company’s revolving credit facility.

As of December 31, 2025, the outstanding principal under the Adams Street Credit Agreement incurs cash interest in accordance with the base rate plus the applicable rates as set forth in the table below:

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

On December 31, 2025, the Company repaid the remaining outstanding principal and interest balances of the Adams Street term loan, incremental term loan and delayed draw term loan in the aggregate amount of $75.5 million and $1.0 million, respectively, with the proceeds received from sales of the Company’s common stock through the at-the-market (“ATM”) facility. Additionally, on December 31, 2025, the Company also used a portion of the proceeds from the ATM facility to repay the $30.0 million outstanding balance on the revolving credit facility commitment, which also reduced the facility’s commitment to $35.0 million on the same date. The early repayment of the term loans was treated as extinguishment of debt and the decrease in the revolving credit facility commitment was treated as a modification. As a result, the unamortized discount and issuance costs related to the term loans and a portion of unamortized issuance costs related to the revolving credit facility were written off in the aggregate amount of $1.0 million as loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025. Refer to Note K – Warrants and Capital Stock Transactions for additional information related to the Company’s ATM activity.

The Adams Street Credit Agreement, as amended, contains certain customary representations and warranties, affirmative and other covenants and events of default, including among other things, payment defaults, breach of representations and warranties, and covenant defaults. As of December 31, 2025 and December 31, 2024, the Company was in compliance with its covenant requirements, as amended.

JPMorgan Chase Credit Agreement
In June 2025, the Company’s wholly owned subsidiary, Edge Intermediate Holdings, LLC, entered into a credit agreement with JPMorgan Chase Bank, N.A. (the “JPMorgan Credit Agreement”) which includes a $90.0 million term loan that matures on April 28, 2027. As of December 31, 2025, the outstanding principal under the JPMorgan Credit Agreement incurs cash interest, which is payable quarterly at a rate equal to the SOFR rate plus an applicable per annum rate of 6.5% through December 31, 2025 and 7.0% from January 1, 2026 through maturity. Under the terms of the JPMorgan Credit Agreement, the Company will make principal payments in the amount of 1.25% of the original outstanding term loan quarterly until maturity at which time the remaining principal balance becomes due in full. The JPMorgan Credit Agreement contains certain customary representations and warranties, affirmative and other covenants and events of default, including among other things, payment defaults, breach of representations and warranties, and covenant defaults. In connection with the issuance of the JPMorgan Credit Agreement, the Company incurred $4.2 million of fees paid to the lender and debt issuance costs, which were recorded as a discount on the related term loan and are being amortized over the term of the loan using the effective interest method. As of December 31, 2025, the Company was in compliance with its covenant requirements.

Seller Note
In June 2025, the Company entered into an unsecured promissory note agreement with Ultimate Holdings (an affiliate of AE Industrial Partners and former parent of Edge Autonomy) (the “Seller Note”), which included a note payable of $100.0 million. The Seller Note was used to finance a portion of the cash consideration of the Edge Autonomy acquisition. The Seller Note had a 3.0% upfront fee that was paid-in-kind and added to the principal amount, which was fully earned at maturity as described below. The Seller Note also had a minimum return payment that was equal to 1.20 times the original principal amount if it was repaid prior to December 31, 2025, less any aggregate cash payments of principal, interest (including paid-in-kind interest) and the upfront fee previously or then being paid in cash. The upfront fee and minimum return payment were recorded as a discount on the related term loan and were being amortized over the term of the loan using the effective interest method. The Seller Note accrued interest at an annual rate of 15.0% through December 31, 2025 and 18.0% thereafter which was payable quarterly either in cash or in-kind, at the Company’s option. The Seller Note had a maturity that was the earliest of (i) a change in control or a sale of all or substantially all of the Company’s assets; (ii) the date that is ninety-one (91) days following the maturity date of the Adams Street Credit Agreement or JPMorgan Credit Agreement; and (iii) acceleration following an event of default as defined within the agreement. The Seller Note also provided that if the Company received any equity financing net proceeds, 100.0% of such proceeds, to the extent available, must be applied to the prepayment of the Seller Note in cash.

In June 2025, the Company completed an equity raise and issued 15,525,000 shares of common stock at a price of $16.75 per share for net proceeds of $245.0 million. In accordance with the terms of the Seller Note, the Company used $120.0 million of these proceeds to

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

repay the Seller Note in full, inclusive of the minimum return payment as described above. As a result of the repayment, the Company recorded interest expense of $20.0 million for the year ended December 31, 2025.

The maturities of the Company’s long-term debt outstanding as of December 31, 2025 are as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
JPMorgan Term Loan	$4,500	$83,250	$—	$—	$—	$—	$87,750
Other Financing Loan	662	—	—	—	—	—	662
Total long-term debt maturities	$5,162	$83,250	$—	$—	$—	$—	$88,412

The table below presents the interest expense on debt, including the amortization of discounts and issuance costs for the following periods:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest expense on debt	$39,766	$13,484	$10,702

Note J – Leases
The Company has entered into and acquired long-term leasing arrangements for the right to use various classes of underlying assets, including facilities, vehicles and office equipment. Certain facility leases contain predetermined fixed escalation of minimum rents at stated rates ranging from 1.00% to 25.00% per annum and three leases with annual escalations based on certain price indices. In addition, certain facility leases include renewal options that could extend the lease term for up to an additional fifteen years. The office equipment lease contains a renewal option that could extend the lease to consecutive 60-day terms and a purchase option.

Total Lease Costs
The following table summarizes total lease costs for the period:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Finance lease cost:
Amortization of ROU assets	$576	$518	$434
Interest on lease liabilities	118	122	$98
Operating lease costs	8,343	4,637	$4,251
Variable lease costs	66	48	$29
Short-term lease costs	638	475	$230
Total lease costs	$9,741	$5,800	$5,042
Total lease costs are included in selling, general and administrative expenses and cost of sales on the consolidated statements of operations and comprehensive income (loss).

During the year ended December 31, 2025, the Company abandoned a leased facility and recognized impairment expense of $0.3 million related to ROU assets. There was no impairment recognized related to ROU assets during the years ended December 31, 2024 and 2023.

As of December 31, 2025, the Company had one facility lease that had not yet commenced but requires significant future lease obligations in the amount of $12.3 million. The contract was determined to be an operating lease, whereby the Company is not required to make rent payments prior to the lease commencement date while construction is completed on the underlying asset. Due to the nature of the work and the amount of the Company’s contribution to the construction period costs for the lease, the Company was determined not to be the owner of the assets under construction as the landlord has substantially all of the construction period risks.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Supplemental Balance Sheet Information
The following table presents supplemental balance sheet information related to the Company’s operating and finance leases:

	December 31, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Right-of-use assets, net reflected in the following balance sheet line items:
Property, plant and equipment, net	$—	$1,786	$—	$1,392
Right-of-use assets	31,741	—	15,277	—
Total right-of-use assets	$31,741	$1,786	$15,277	$1,392

Current lease balance reflected in the following balance sheet line items:
Short-term operating lease liabilities	$4,088	$—	$4,354	$—
Short-term finance lease liabilities	—	595	—	473
Non-current lease balance reflected in the following balance sheet line items:
Long-term operating lease liabilities	30,471	—	13,444	—
Long-term finance lease liabilities	—	1,276	—	980
Total lease liabilities	$34,559	$1,871	$17,798	$1,453

Other Supplemental Information
The following table presents other supplemental information related to the Company’s leases:

	Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$8,543	$690	$2,460	$601	$4,273	$492
ROU assets obtained in exchange for new lease liabilities	$7,330	$774	$5,813	$457	$3,418	$1,167

Weighted average remaining lease term (in years)	5.4	3.4	4.0	3.3	4.4	3.8
Weighted average discount rate	8.9%	7.9%	7.8%	8.1%	6.3%	8.4%

Future Lease Obligations
As of December 31, 2025, the future annual minimum lease payments for lease liabilities are as follows:

Year	Operating Leases	Finance Leases
2026	$7,052	$716
2027	8,120	624
2028	6,419	429
2029	5,265	237
2030	5,478	124
Thereafter	16,872	—
Total lease payments	49,206	2,130
Less: imputed interest	14,647	259
Present value of lease liabilities	$34,559	$1,871

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

On February 20, 2025, the Company directed its warrant agent to deliver a notice of redemption to each registered holder of the outstanding public warrants in accordance with the terms under the warrant agreement as further described above. During the year ended December 31, 2025, 6,738,225 public warrants were exercised and converted into 6,738,225 shares of Company’s common stock at the exercise price of $11.50 per share for proceeds of $77.5 million and 1,450,586 public warrants were redeemed by the Company at $0.01 per warrant.

As of December 31, 2025, there were no public warrants issued and outstanding and as of December 31, 2024, there were 8,188,811 public warrants issued and outstanding.

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

During the year ended December 31, 2025, 4,631,799 private warrants were exercised on a cashless basis for 2,293,739 shares of the Company’s common stock. The conversion factor was derived by multiplying the amount of common shares underlying the warrants by the excess fair value over the warrant exercise price and then dividing by the fair value. The fair value is defined as the average closing price of the Company’s common stock for the ten (10) trading days ending on the third trading day prior to the date on which the notice of exercise was provided to the Company’s stock transfer agent. Additionally, during the year ended December 31, 2025, 467,174 private warrants were exercised and converted into 467,174 shares of the Company’s common stock at the exercise price of $11.50 per share for proceeds of $5.4 million. Upon exercise, the Company remeasured the fair value of the related warrants and released the associated liability upon issuance of the Company’s common stock. Refer to Note D – Fair Value of Financial Instruments for information on the Level 3 inputs used to value the private warrants.

As of December 31, 2025 and 2024, respectively, there were 2,633,195 and 7,732,168 private warrants issued and outstanding.

Equity Offering
In June 2025, the Company issued 15,525,000 shares of common stock at a price of $16.75 per share for net proceeds of $245.0 million (the “Equity Offering”). The shares were issued pursuant to the Company’s Form S-3 filed with the SEC on September 6, 2023, under which the Company may offer and sell up to $400 million of the Company’s securities. In connection with the issuance of common stock, the Company used a portion of the proceeds to repay the Seller Note in accordance with the terms of the agreement. Refer to Note I – Debt for additional information on the Seller Note. In July 2025, the Company issued an additional 600,100 shares of common stock pursuant to the underwriters’ over-allotment option at a price of $16.75 per share for additional net proceeds of $9.1 million.

ATM Facility
In November 2025, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) by and between the Company, Truist Securities, Inc., J.P. Morgan Securities LLC, BofA Securities, Inc. and TCBI Securities, Inc., doing business as Texas Capital Securities (each an “Agent” and collectively, the “Agents”). Pursuant to the terms of the ATM Agreement, the

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Company may sell, from time to time through or to the Agents, as the Company’s sales agent and/or as principal, shares of its common stock (the “Shares”), having an aggregate gross sales price of up to $250 million. The sales, if any, of the Company’s common stock made under the ATM Agreement may be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange, on any other existing trading market for the Shares, or to or through a market maker other than on an exchange. The Company incurred costs associated with the ATM Agreement of $0.7 million, which were recorded to APIC against proceeds received from sales of the Company’s common stock under the ATM Agreement.

As of December 31, 2025, the Company had sold 25,520,441 shares of its common stock at a weighted average price of $7.23 for $184.6 million of gross proceeds. The Company also incurred $4.6 million of commission fees resulting in $180.0 million net proceeds. The Company had $65.4 million of unused capacity under the ATM agreement as of December 31, 2025.

Note L – Income Taxes
Income (loss) before income taxes consisted of the following:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Domestic income (loss)	$(190,676)	$(108,886)	$(20,310)
Foreign income (loss)	(60,890)	(7,445)	(7,440)
Income (loss) before income taxes	$(251,566)	$(116,331)	$(27,750)

Income tax provision (benefit) consisted of the following:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Current:
Federal	$(64)	$—	$—
State	(5)	67	(73)
Foreign	(44)	(284)	512
Total current income tax expense (benefit)	(113)	(217)	439
Deferred:
Federal	(19,423)	(122)	48
State	(5,135)	271	62
Foreign	(343)	(1,952)	(1,035)
Total deferred income tax expense (benefit)	(24,901)	(1,803)	(925)
Total income tax expense (benefit)	$(25,014)	$(2,020)	$(486)

A reconciliation of the U.S. federal statutory income tax expense to actual income tax expense is as follows:

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

	Year Ended
	December 31, 2025
	Amount	Rate
Income (loss) before income taxes	$(251,566)
Federal statutory income tax rate	21.0%
Expected federal provision (benefit) for income taxes at the federal statutory income tax rate	(52,829)	21.0%
State and local income taxes, net of federal income tax effect*	(6,685)	2.7%
Foreign tax effects:
Belgium:
Impairment of goodwill	5,175	(2.1)%
Statutory tax rate difference	(2,172)	0.9%
Changes in valuation allowance	8,450	(3.4)%
Other	(33)	—%
Other foreign jurisdictions:
Statutory tax rate difference	59	—%
Change in valuation allowance	481	(0.2)%
Other	438	(0.2)%
Nontaxable or nondeductible items:
Change in fair value of warrants	(3,383)	1.3%
Tax (benefits) / non-deductible expenses related to equity-based compensation	(4,371)	1.7%
Acquisitions costs	2,377	(0.9)%
Non-deductible compensation costs related to the Edge Incentive Units	9,224	(3.7)%
Effect of cross-border tax laws:
Global intangible low-taxed income	1,156	(0.5)%
Change in valuation allowance	16,449	(6.5)%
Other	650	(0.3)%
Total income tax expense (benefit)	$(25,014)	9.9%
Effective tax rate	9.9%
*State taxes in California make up the majority (greater than 50%) of the tax effect in this category for the year ended December 31, 2025.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

A reconciliation of the U.S. federal statutory income tax expense to actual income tax expense is as follows:

	Year Ended
	December 31, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
Income (loss) before income taxes	$(116,331)		$(27,750)
Federal statutory income tax rate	21.0%		21.0%
Expected federal provision (benefit) for income taxes at the federal statutory income tax rate	(24,430)	21.0%	(5,828)	21.0%
State income tax (benefit), net of federal tax benefit	(3,159)	2.7%	(1,190)	4.3%
Change in fair value of warrants	10,912	(9.4)%	422	(1.5)%
Permanent differences	314	(0.3)%	136	(0.5)%
Tax (benefits) / non-deductible expenses related to equity-based compensation	(636)	0.5%	984	(3.5)%
Acquisition costs	219	(0.2)%	—	—%
Change in valuation allowance	16,153	(13.9)%	4,808	(17.3)%
Other	(1,393)	1.2%	182	(0.7)%
Total income tax expense (benefit)	$(2,020)	1.7%	$(486)	1.8%
Effective tax rate	1.7%		1.8%

The table below presents the components of deferred tax assets, net and deferred tax liabilities:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Accrued expenses and reserves	$7,287	$456
Capitalized research and development expenses	8,722	4,528
Tax credit carryforwards	618	243
Deferred revenue	3,652	1,367
Net operating loss carryforwards	80,436	38,676
Interest disallowance	18,164	10,007
Equity-based compensation	4,430	2,643
Lease liability	9,183	4,956
Other assets	50	62
Total deferred tax assets	132,542	62,938
Less: valuation allowance	(70,704)	(45,324)
Deferred tax assets, net of valuation allowance	61,838	17,614
Deferred tax liabilities:
Right-of-use asset	$(8,425)	$(4,291)
Tax on undistributed profits	(8,741)	—
Depreciation and amortization	(79,471)	(13,616)
Other	(3,559)	(217)
Deferred tax liabilities	(100,196)	(18,124)
Total net deferred tax assets (liabilities)	$(38,358)	$(510)
In assessing the realizability of deferred tax assets, the Company evaluates whether it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (“NOL”) carryforwards are available. During the year ended December 31, 2025, and in connection with the acquisition of Edge Autonomy, the Company determined that a portion of its deferred tax assets would, more-likely-than-not, be realized and, as a result, the Company recognized a tax benefit of $25.0 million,

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

substantially all of which relates to the recognition of deferred tax assets and the corresponding reduction of the valuation allowance.

The table below presents the change in valuation allowance for the following periods:

Valuation allowance as of December 31, 2023	$(23,821)
Acquired deferred tax assets	(5,350)
Income tax expense	(16,153)
Valuation allowance as of December 31, 2024	(45,324)
Income tax expense	(25,380)
Valuation allowance as of December 31, 2025	$(70,704)

As of December 31, 2025, the Company had $80.4 million of total net operating losses (“NOL”) resulting in deferred taxes assets consisting of U.S. federal, state (net), and foreign NOLs of $54.1 million, $16.1 million, and $10.2 million, respectively. The $54.1 million in U.S. federal net operating loss carryforwards may be carried forward indefinitely to reduce future taxable income for U.S. federal tax purposes, while certain state and foreign net operating loss carryforwards will begin to expire in 2039.

The table below presents changes in reserves for unrecognized income tax benefits for the following periods:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Unrecognized tax benefits, beginning of period	$1,380	$1,380	$1,380
Increase (decrease) for tax positions taken related to a prior period	—	—	—
Unrecognized tax benefits, end of period	$1,380	$1,380	$1,380

During the years ended December 31, 2025, 2024 and 2023, the Company did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. As of December 31, 2025, the Company’s estimated gross unrecognized tax benefits were $1.4 million, of which $1.3 million, if recognized, would favorably impact the Company’s future earnings. The Company believes there will be no material changes to unrecognized tax benefits within the next twelve months. Due to uncertainties in any tax audit outcome, estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ from the estimates. During the years ended December 31, 2025, 2024 and 2023, the Company did not recognize any interest and penalties in the consolidated statements of operations and comprehensive income (loss).

The Company and its subsidiaries file income tax returns in various U.S. and foreign jurisdictions. As of December 31, 2025, the Company is subject to examination by the IRS for tax years beginning in 2022. The Company is open to state income tax examinations until the applicable statute of limitations expires, generally four years after tax return filing; however, the ability for the taxing authority to adjust tax attribute carryforwards will continue until the applicable statute of limitations expires after tax attribute utilization or expiration.

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

On December 17, 2021, the Company, our Chairman and Chief Executive Officer, Peter Cannito, and then current, but now former Chief Financial Officer, William Read, were named as defendants in a putative class action complaint filed in the United States District Court for the Middle District of Florida. That litigation is captioned Lemen v. Redwire Corp. et al., Case No. 3:21-cv-01254-TJC-PDB (M.D. Fla.) (“Lemen”). On March 7, 2022, the Court appointed a lead plaintiff. On June 17, 2022, the lead plaintiff filed an amended complaint. In the amended complaint, the lead plaintiff alleges that the Company and certain of its directors and officers made misleading statements and/or failed to disclose material facts about the Company’s business, operations, and prospects, allegedly in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act. As relief, the plaintiffs are seeking, among other things, compensatory damages. On August 16, 2022, the defendants moved to dismiss the complaint in its entirety, and such motion was denied by the Court on March 22, 2023. On November 15, 2024, the Company and plaintiffs filed a joint motion for a stipulated order to settle this litigation pursuant to a settlement agreement entered into among the parties. Under the terms of the agreement, Redwire agreed to pay $8.0 million to settle claims brought on behalf of purchasers of Redwire’s publicly traded shares from March 25, 2021, through March 31, 2022. Redwire has agreed to certification of a settlement class to facilitate resolution of claims. The Company consistently denied the accusations and entered into this proposed settlement, which was not an admission or concession of liability, to avoid the costs and risks inherent in continued litigation. During the year ended December 31, 2025, the Company paid the $8.0 million settlement amount into escrow releasing the previously recognized loss contingency. That amount was later released from escrow following a final order by the Court approving the settlement and dismissing the case with prejudice, which was entered on August 18, 2025. The Company anticipates recovery from insurance of approximately $1.1 million of the settlement amount, most of which has now been recovered by the Company. The remainder of the anticipated recovery is included as prepaid expenses and other current assets in the consolidated balance sheets. The settlement has resolved all claims against Redwire and the other defendants in this matter.

On May 25, 2022, a plaintiff commenced derivative litigation in the United States District Court for the District of Delaware on behalf of the Company against Peter Cannito, Les Daniels, Reggie Brothers, Joanne Isham, Kirk Konert, Jonathan Baliff, and John S. Bolton. That litigation is captioned Yingling v. Cannito, et al., Case No. 1:22-cv-00684-MN (D. Del.). The complaint’s allegations are similar to those of a previously settled class action lawsuit filed in December 2021 (Lemen), namely, that statements about the Company’s business and operations were misleading due to alleged material weaknesses in the Company’s financial reporting internal controls. The plaintiff alleges the defendants violated Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act, breached their fiduciary duty by allowing misleading disclosures to be made, and caused the Company to overpay compensation and bonuses tied to the Company’s financial performance. As relief, the plaintiffs are seeking, among other things, compensatory and punitive damages. This litigation had previously been stayed pending resolution of the Lemen matter. Subsequent to the announcement of the Lemen settlement, the parties entered into a stipulated transfer of this matter to the United States District Court for the Middle District of Florida to be handled by the same judge overseeing the Lemen litigation. Shortly after this transfer of venue, the Court entered an administrative stay of the matter pending final resolution of the Lemen matter. In light of the final settlement of the Lemen matter during August 2025, the stay was lifted, and discovery in this matter has resumed. The defendants maintain that the allegations are without merit. On August 14, 2025, the Company and the individual defendants reached an agreement-in-principle with plaintiff to settle this matter, whereby the Company would adopt certain corporate governance reforms, subject to Court approval of a final settlement agreement. After negotiating these reforms, counsel for plaintiff and counsel for the Company and individual defendants separately, and through mediation, negotiated the attorneys’ fees and expenses to be paid to plaintiff’s counsel in the amount of $0.9 million, subject to Court approval. If the settlement is not approved, discovery is expected to resume, and the Company is currently unable to predict the likely outcome of the proceedings or estimate the range of reasonably possible losses, which may be material. The Company has recognized a loss contingency of $0.9 million and a corresponding $0.9 million anticipated insurance recovery as of December 31, 2025, which is its best estimate of probable loss and recovery based on the current circumstances. The loss contingency and anticipated recovery is included as other current liabilities and prepaid expenses and other current assets in the consolidated balance sheets, respectively.
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

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Letters of Credit
The Company enters into letters of credit from time to time issued on its behalf by financial institutions secured by restricted cash. Letters of credit generally are available for draw down in the event the Company does not fulfill its contractual obligations. The Company had outstanding letters of credit of $0.7 million and $15.4 million as of December 31, 2025 and 2024, respectively.

Note N – Convertible Preferred Stock
The table below presents activity of the Company’s Series A Convertible Preferred Stock:

	Shares	Amount
Balance as of December 31, 2023	93,890.20	$96,106
Dividends paid-in-kind	14,759.10	40,699
Balance as of December 31, 2024	108,649.30	$136,805
Dividends paid-in-kind	11,379.79	47,146
Conversion into common stock	(61,895.39)	(90,158)
Repurchase of convertible preferred stock	(11,628.57)	(16,759)
Balance as of December 31, 2025	46,505.13	$77,034

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

During May and November 2025, in accordance with the Convertible Preferred Stock Certificate of Designation, the Company issued 8,068.27 and 3,311.52 shares, respectively, of Convertible Preferred Stock to holders of record as of April 15, 2025 and October 15, 2025, respectively, as a PIK Dividend on the Convertible Preferred Stock. As the Company has the option of paying dividends on the Convertible Preferred Stock in either cash or in kind, the PIK Dividend is recorded at fair value as of the respective declaration date. The fair value of the PIK Dividend as of April 15, 2025 and October 15, 2025 was $33.3 million and $13.9 million, respectively, which was recorded against additional paid-in-capital since the Company has an accumulated loss. The fair value of the May and November 2025 PIK Dividends was calculated using the accrued value per share after a remaining term of 1.0 year and 2.0 years, respectively, on an as-converted basis, or $4,125 per share and $4,186 per share, respectively.

During the year ended December 31, 2025, 61,895.39 shares of the Company’s Convertible Preferred Stock were, at the option of the holder in accordance with the Convertible Preferred Stock Certificate of Designation, converted into 21,529,115 shares of the Company’s common stock, respectively, based on the accrued value (defined as the initial value plus accumulated paid and unpaid dividends) as of the conversion date and a conversion ratio of $3.05.

Additionally, during the year ended December 31, 2025, the Company used a portion of the proceeds from its common stock issuance to repurchase 11,628.57 shares of Convertible Preferred Stock, respectively, from Bain Capital for $63.9 million in accordance with the Registration Rights Coordination Agreement, dated as of June 8, 2025, by and between the Company, Bain Capital, and AEI. As a result, during the year ended December 31, 2025, $16.8 million was derecognized from temporary (mezzanine) equity, which represented the net book value of the Convertible Preferred Stock as of the repurchase date and $47.1 million was recorded against accumulated deficit as a distribution.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Bain Capital Director and Nominees
For so long as Bain Capital held record and beneficial ownership of at least 50% of the Purchased Shares issued to it as of November 3, 2022, Bain Capital would have the right to designate one member to the Company’s Board of Directors (the “Board”). During the year ended December 31, 2025, Bain Capital, at its option, converted all of their remaining 60,228.77 shares of its Convertible Preferred Stock into 20,962,691 shares of the Company’s common stock and subsequently sold such shares of common stock. As such, Bain Capital no longer holds shares of the Company’s common stock or Convertible Preferred Stock.

Convertible Preferred Stock Features
No holder of Convertible Preferred Stock was permitted to transfer any of their shares to any unaffiliated person for twelve (12) months following the closing date of the applicable investment agreement, except for certain exceptions, including that Bain Capital and AEI were permitted to transfer shares to each other. AEI has been provided customary preemptive rights with respect to the Convertible Preferred Stock and, after the seventh anniversary of the closing date, for so long as AEI has record and beneficial ownership of at least 50% of the Purchased Shares initially issued to them, may cause the Company to retain an investment banker to identify and conduct a potential sale of the Company.

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

As of December 31, 2025, the 46,505.13 outstanding shares of Convertible Preferred Stock were convertible into approximately 15,583,454 shares of the Company’s common stock. The holders of Convertible Preferred Stock are entitled to vote with the holders of common stock, on an as-converted basis. In addition, holders of Convertible Preferred Stock have the right, at their option and at any time, to convert their shares into shares of common stock. Each share of Convertible Preferred Stock will mandatorily convert upon achieving thresholds related to the Company’s market capitalization and profitability metrics and the Company is required to make an offer to repurchase the outstanding Convertible Preferred Stock upon a fundamental change.

Dividends on the Convertible Preferred Stock can be paid in either cash or in kind in the form of additional shares of Convertible Preferred Stock, at the option of the Company, subject to certain exceptions. If paid in cash, such dividends will be paid at a rate of 13% per annum, subject to certain adjustments and exceptions or, if the Company issues PIK dividends, at a rate of 15% per annum, subject to certain adjustments and exceptions. Each holder of Convertible Preferred Stock has been given certain registration rights pursuant to the Registration Rights Agreement, dated October 28, 2022. As of December 31, 2025, the accumulated but not declared or paid dividends on the Convertible Preferred Stock were $1.0 million.

Liquidation Preference
The Convertible Preferred Stock ranks senior to the Company’s common stock. In the event of any liquidation or winding up of the Company, the holders of the Convertible Preferred Stock shall be entitled to receive in preference to the holders of the Company’s common stock the greater of (a) the greater of (i) two times the Initial Value (defined as $1,000 per share) and (ii) the Initial Value plus accrued and unpaid dividends, whether or not declared, and (b) the amount that would have been received based on the if-converted Accrued Value, defined as Initial Value plus accrued and unpaid dividends, whether or not declared. As of December 31, 2025 and 2024, the liquidation preference of the Convertible Preferred Stock was $118.4 million and $599.4 million, respectively.

Note O – Shareholders’ Equity
On September 2, 2021, the Company approved the authorization to issue up to 500,000,000 shares of common stock at a $0.0001 par value per share and 100,000,000 shares of preferred stock at a $0.0001 par value per share.

ATM Facility
During November 2025, the Company entered into the ATM Agreement and pursuant to the ATM Agreement, the Company has the

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

right, but not the obligation, to direct the Agents to purchase shares of the Company’s common stock up to an aggregate gross sales price of up to $250 million. Refer to Note K – Warrants and Capital Stock Transactions for more information.

Common Stock
The Company had 191,915,804 and 67,002,370 shares of common stock outstanding as of December 31, 2025 and 2024, respectively.

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

Preferred Stock
The Company had no shares of preferred stock outstanding as of December 31, 2025 and 2024, respectively.
The Company’s Board may, without further action by the Company’s shareholders, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the designations, powers, preferences, privileges and relative participating, optional or special rights as well as the qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the Company’s common stock. Satisfaction of any dividend preferences of outstanding shares of the Company’s preferred stock would reduce the amount of funds available for the payment of dividends on shares of the Company’s common stock. Upon the affirmative vote of a majority of the total number of directors then in office, the Company’s Board may issue shares of the Company’s preferred stock with voting and conversion rights which could adversely affect the holders of shares of the Company’s common stock. Please refer to Note N – Convertible Preferred Stock for further information on the Company’s Convertible Preferred Stock.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note P – Revenues
The following table presents the disaggregation of revenue according to segment:

	Year Ended December 31, 2025
	Space	Defense Tech	Total
Revenue percentage by recognition method
Over time	97%	15%	66%
Point in time	3	85	34
Total revenues	100%	100%	100%
Revenues by customer grouping
Civil space	$69,453	$3,096	$72,549
National security	51,869	105,370	157,239
Commercial and other	88,495	17,098	105,593
Total revenues	$209,817	$125,564	$335,381
Revenues by customer’s geographic location
U.S.	$105,228	$90,716	$195,944
Europe	104,574	20,742	125,316
Other	15	14,106	14,121
Total revenues	$209,817	$125,564	$335,381

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

	Year Ended December 31, 2024
	Space	Defense Tech	Total
Revenues percentage by recognition method
Over time	98%	100%	98%
Point in time	2	—	2
Total revenues	100%	100%	100%
Revenues by customer grouping
Civil space	$84,923	$3,891	$88,814
National security	36,420	40,411	76,831
Commercial and other	133,993	4,463	138,456
Total revenues	$255,336	$48,765	$304,101
Revenues by customer’s geographic location
U.S.	$101,504	$48,627	$150,131
Europe	153,747	12	153,759
Other	85	126	211
Total revenues	$255,336	$48,765	$304,101

	Year Ended December 31, 2023
	Space	Defense Tech	Total
Revenues percentage by recognition method
Over time	94%	98%	95%
Point in time	6	2	5
Total revenues	100%	100%	100%
Revenues by customer grouping
Civil space	$94,200	$8,394	$102,594
National security	26,456	32,597	59,053
Commercial and other	73,344	8,809	82,153
Total revenues	$194,000	$49,800	$243,800
Revenues by customer’s geographic location
U.S.	$124,846	$48,057	$172,903
Europe	69,071	1,743	70,814
Other	83	—	83
Total revenues	$194,000	$49,800	$243,800

Customers comprising 10% or more of revenues are presented below for the following periods:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Customer A(1)	$—	$31,055	$39,314
Customer B(1)	—	—	33,621
Customer D(1)	66,261	107,605	—
Customer E(1)	62,829	—	—
(1) While revenue may have been generated during each of the periods presented, amounts are only disclosed for the periods in which revenues represented 10% or more of total revenue.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Contract Balances
The table below presents the contract assets and contract liabilities included on the consolidated balance sheets for the following periods:

	December 31, 2025	December 31, 2024
Contract assets	$44,019	$43,044

Contract liabilities	$60,119	$67,201

The increase in contract assets during 2025 was primarily driven by production incurred on related contracts resulting in revenue recognized and the timing of billable milestones occurring during the year ended December 31, 2025.

The decrease in contract liabilities during 2025 was primarily driven by the timing of large billable milestones occurring during the last quarter of 2024 compared to the year ended December 31, 2025, as well as decreased bookings during 2025. Revenue recognized in the year ended December 31, 2025 that was included in the contract liability balance as of December 31, 2024 was $61.5 million. Revenue recognized in the year ended December 31, 2024 that was included in the contract liability balance as of December 31, 2023 was $49.4 million.

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

When the Company’s estimate of total costs to be incurred to satisfy a performance obligation exceeds the expected revenue, the Company recognizes the loss immediately by recording a loss reserve which is included in other current liabilities on the consolidated balance sheets. When the Company determines that a change in estimate has an impact on the associated profit of a performance obligation, the Company records the cumulative positive or negative adjustment in the consolidated statement of operations and comprehensive income (loss). Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results.

Net EAC adjustments can have a significant effect on reported revenues and gross profit. The below table summarizes the favorable (unfavorable) impact on gross profit from the net EAC adjustments for the following periods:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net EAC adjustments, before income taxes	$(54,453)	$(17,696)	$(3,522)
Net EAC adjustments, net of income taxes	(49,062)	(17,395)	(3,459)
Net EAC adjustments, net of income taxes, per diluted share	(0.41)	(0.26)	(0.05)

The net unfavorable EAC adjustments in 2025 were primarily due to a $25.2 million unfavorable adjustment, including a $12.9 million loss reserve related to a program in the Company’s Defense Tech segment and $14.1 million unfavorable adjustments related to programs in the Space Europe reporting unit as a result of an increase in estimates made for the programmatic and technical assumptions based on the nature and technical complexity of the work to be performed to meet customer specifications. In addition, the Space segment also had further unfavorable adjustments due to production delays, additional unplanned labor and increased production costs as it relates to the development of advanced technologies required to meet customer specifications in multiple space offerings. The net unfavorable EAC adjustments in 2024 were primarily due to additional unplanned labor and test cycles required to meet customer requirements in the Company’s Space segment.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Remaining Performance Obligations
As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $330.3 million. The Company expects to recognize approximately 54% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Note Q – Employee Benefit Plans
401(k) Plans
The Company maintained two qualified 401(k) plans, the Redwire 401(k) plan and Edge 401(k) plan, for its U.S. employees as of December 31, 2025. The Company maintained one qualified plan, the Redwire 401(k) plan for its U.S. employees as of December 31, 2024. During the years ended December 31, 2025, 2024 and 2023, the Company matched employee contributions 50% up to 8% for the Redwire 401(k) plan. During the year ended December 31, 2025, the Company matched employee contributions 100% up to 4% and 50% up to 6% for the Edge 401(k) plan.

The table below presents the expense for matching contributions for the following periods:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Total expense for matching contributions	$3,276	$2,672	$2,367

Note R – Equity-Based Compensation
Incentive Units
The Company’s former parent, AE Red Holdings, LLC (formerly known as Redwire Holdings, LLC) (“Holdings”) adopted a written compensatory benefit plan (the “Class P Unit Incentive Plan”) to provide incentives to existing or new employees, officers, managers, directors, or other service providers of the Company or its subsidiaries in the form of Holdings’ Class P Units (“Incentive Units”). As amended, the Tranche I and the Tranche III Incentive Units became fully vested in 2021. Holdings also amended the Class P Unit Incentive Plan so that the Tranche II Incentive Units would vest on any liquidation event, as defined in the Class P Unit Incentive Plan, rather than only upon consummation of the sale of Holdings, subject to the market-based condition stipulated in the Class P Unit Incentive Plan prior to its amendment. All compensation expense was recognized during 2021 and 2022 and as of December 31, 2025, Tranches I and III were fully vested and Tranche II is still subject to the market-based vesting condition. Subsequent to December 31, 2025, Tranche II met the market-based vesting condition and was fully vested.

The former parent of Edge Autonomy, Ultimate Holdings, adopted a written compensatory benefit plan (the “Edge Incentive Unit Plan”) to provide incentives to existing or new employees, officers, managers, directors, or other service providers of Edge Autonomy or its subsidiaries in the form of Ultimate Holdings’ Class A and B Units (“Edge Incentive Units”). In June 2025, Ultimate Holdings amended the Edge Incentive Unit Plan, which caused the Tranche I Edge Incentive Units to vest as of the amended date, the Tranche II Edge Incentive Units to vest on the first anniversary of the Edge Autonomy acquisition date, and the Tranche III Edge Incentive Units to vest on the second anniversary of the Edge Autonomy acquisition date. In connection with the amended Edge Incentive Unit Plan the Company determined the weighted average fair value at the modification date of the Edge Incentive Units as $13.94 per unit using Black-Scholes OPM with the following assumptions:

June 23, 2025
Strike price	$1.00 to $7.71
Redwire common stock price	$15.36
Time to exit	1.52 to 2.52 years
Expected volatility	94.00% to 89.30%
Risk-free rate of return	3.88% to 3.78%
Expected annual dividend yield	—%

Both Tranche II and III vesting is subject to the employee’s continued employment with the Company. The fair value determined at the date of the amendment of the Edge Incentive Unit Plan was immediately recognized as compensation expense for Tranche I. Compensation expense for Tranche II and III is being derived over the service period of one and two years, respectively, and

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

recognized on a straight-line basis. As of December 31, 2025, there was approximately $42.5 million of unrecognized compensation cost related to the Tranche II and III Edge Incentive Units expected to be recognized over a weighted-average period of 1.47 years.

2021 Omnibus Incentive Plan
Shares of the Company’s stock reserved for grants under the 2021 Omnibus Incentive Plan (the “Plan”) were 13,126,536 and 11,786,489 as of December 31, 2025 and December 31, 2024, respectively. Incentive stock options may only be granted to employees and officers employed by the Company. The Plan appoints the Board, the Compensation Committee or such other committee consisting of two or more individuals appointed by the Board to administer the Plan.

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

The Company did not grant any options under the Plan during the years ended December 31, 2025, 2024 and 2023 and there were no forfeitures or expirations of stock options during the year ended December 31, 2025.

The table below presents the outstanding stock options under the Plan:

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2024	1,742,942	$2.64	$6.96	7.04
Exercised	(13,670)	1.80	3.13
Outstanding as of December 31, 2025	1,729,272	$2.65	$6.99	6.04

As of December 31, 2025, there was no remaining unrecognized compensation cost related to stock options granted under the Plan and there were 1,729,272 stock options that were vested and exercisable. The intrinsic value of all options outstanding and exercisable at December 31, 2025 and 2024 was $3.4 million and $13.1 million, respectively.

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

During the year ended December 31, 2025, the Company granted 346,240 PSUs to certain officers, managers and other eligible employees pursuant to the Plan. The PSU award allows the grantee to earn between 0% and 200% of the target award based on the Company’s share performance compared to the Russell Index 2000 Total Return for the period of January 1, 2025 through December 31, 2027 and is contingent on the continued employment with or service to the Company. The grant date fair value of these awards was $26.02 per share. Additionally, PSUs granted during 2023 vested as of December 31, 2025 at 200% of the target award which resulted in an additional 636,097 shares issued.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The fair value of PSUs granted under the Plan was estimated on the grant date using a Monte Carlo simulation model with the following assumptions:

	2025 Grants	2024 Grants	2023 Grants
Valuation date stock price	$17.50	$7.45	$2.63
Remaining term of performance period	2.46 years	2.47 years	2.49 years
Expected volatility	88.80%	71.50%	81.00%
Risk-free rate of return	3.83%	4.34%	4.70%
Expected annual dividend yield	—%	—%	—%

The table below presents the outstanding PSUs under the Plan:

	Number of PSUs	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,459,962	$8.48	1.6	$24,031
Granted	982,337	11.21
Vested	(1,272,194)	3.15
Forfeited	(120,048)	21.77
Outstanding as of December 31, 2025	1,050,057	$18.45	1.3	$7,980

As of December 31, 2025, total unrecognized compensation cost related to unvested PSUs granted under the Plan was $9.9 million and is expected to be recognized over a weighted-average period of 1.3 years.

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

During 2025, the Company granted RSUs under the Plan to non-employee directors and certain officers, managers and other eligible employees pursuant to the Plan, respectively. The RSUs granted to non-employee directors vest over one year and the weighted average grant date fair value of these awards was $13.46 per share. Additionally, the Company granted 935,935 RSUs to certain officers, managers and other eligible employees. The RSUs follow the same vesting conditions as the options described above. The weighted average grant date fair value of these awards was $15.97 per share based on the closing price of the Company’s common stock on the respective grant date.

The table below presents the activity of RSUs under the Plan:

	Number of RSUs	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested as of December 31, 2024	2,441,971	$4.93	1.1	$40,195
Granted	1,025,085	15.75
Vested	(1,326,773)	4.56
Forfeited	(172,472)	12.15
Unvested as of December 31, 2025	1,967,811	$13.49	1.1	$14,955

As of December 31, 2025, total unrecognized compensation cost related to unvested RSUs granted under the Plan was $16.2 million and is expected to be recognized over a weighted-average period of 1.7 years.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Employee Stock Purchase Plan
On September 2, 2021, the Company’s Board adopted the Redwire Corporation 2021 Employee Stock Purchase Plan (the “ESPP”) which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. Shares of the Company’s common stock reserved for grants under the ESPP were 3,351,023 and 2,680,999 as of December 31, 2025 and 2024, respectively. The ESPP appoints the Compensation Committee to administer the ESPP. Under the ESPP, each offering has an enrollment period during which each eligible employee has the option to enroll allowing the eligible employee to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the ESPP is generally for five months, which can be modified from time to time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price. The applicable purchase price is calculated as an amount equal to 85% of the fair market value of the Company’s common stock at either the beginning or end of each offering period, whichever is less. A participant must designate in the enrollment package the percentage (if any) up to 15% of compensation to be deducted during that offering period for the purchase of stock under the ESPP, subject to certain limitations. As of December 31, 2025, the Company had four completed offering periods and no active offering period.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the five-month offering period. The Company utilizes the Black-Scholes OPM to compute the fair market value of shares under the ESPP for each offering period. As of December 31, 2025, an aggregate of 444,590 shares had been purchased and 2,906,433 shares were available for future sales under the ESPP.

The table below presents the equity-based compensation expense recorded for the following periods:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cost of sales
Edge Incentive Units	$495	$—	$—
ESPP	465	237	—
Stock options	—	15	117
Restricted stock units	1,720	1,903	2,540
Performance-based restricted stock units	125	43	13
Total cost of sales	$2,805	$2,198	$2,670

Selling, general and administrative expenses
Edge Incentive Units	$43,925	$—	$—
ESPP	275	142	—
Stock options	227	1,155	1,578
Restricted stock units	5,843	5,117	3,982
Performance-based restricted stock units	5,915	2,714	428
Total selling, general and administrative expenses	$56,185	$9,128	$5,988

Total equity-based compensation expense	$58,990	$11,326	$8,658

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note S – Net Income (Loss) per Common Share
The table below presents a reconciliation of the basic and diluted net income (loss) per share that were computed for the following periods:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Numerator:
Net income (loss) attributable to Redwire Corporation	$(226,552)	$(114,315)	$(27,263)
Less: dividends on Convertible Preferred Stock	45,777	41,052	20,021
Net income (loss) available to common shareholders	$(272,329)	$(155,367)	$(47,284)
Denominator:
Weighted-average common shares outstanding:
Basic and diluted	119,544,268	66,146,155	64,654,153
Net income (loss) per common share:
Basic and diluted	$(2.28)	$(2.35)	$(0.73)
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
Because the Company had a net loss for all periods presented, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented. Please refer to Note D – Fair Value of Financial Instruments, Note K – Warrants and Capital Stock Transactions, Note N – Convertible Preferred Stock, and Note R – Equity-Based Compensation for additional information on the Company’s warrants, Convertible Preferred Stock, and equity-based compensation awards, respectively.

Note T – Related Parties
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

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents details of the Company’s related party transactions included in the consolidated balance sheets and the consolidated statements of operations and comprehensive income (loss) for the following periods:

	As of
	December 31, 2025	December 31, 2024
Accounts receivable:
Related Party A	$330	$40
Related Party B	45	748
	$375	$788

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Revenues:
Related Party A	$1,409	$1,428	$955
Related Party B	1,775	9,072	8,250
	$3,184	$10,500	$9,205

In the normal course of business, the Company participates in related party transactions with certain vendors and customers where AEI maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. For the years ended December 31, 2025, 2024 and 2023, respectively, transactions with other companies in AEI’s investment portfolio, not separately disclosed, did not have a material impact on the Company’s consolidated financial statements.

Please refer to Note I – Debt and Note N – Convertible Preferred Stock, for related party transactions associated with the Company’s debt and Convertible Preferred Stock.

Note U – Segment Reporting
Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.

During the fourth quarter of 2025, the Company reorganized its segment structure to align with the strategic offerings of each business segment and the way the CODM assesses performance and makes capital allocation decisions. The Company previously operated in one operating segment and one reportable segment. Prior period segment information has been revised to reflect the reorganized segment structure.

As of December 31, 2025, the Company began operating in two operating segments and two reportable segments, Space and Defense Tech. The Space segment develops and provides next-generation spacecraft, large infrastructure, and microgravity capabilities to serve civil, national security, and commercial space customers. The Defense Tech segment develops and provides combat proven autonomous systems, optical sensors and radio frequency payloads that provide intelligence, surveillance, and reconnaissance capabilities for U.S. and allied nations across multiple domains.

Effective December 2025, the CODM assesses segment performance and decides how to allocate resources based on Segment Adjusted EBITDA, a non-GAAP measure, defined as income (loss) before taxes, excluding, depreciation and amortization, impairment expense, transaction expenses, acquisition integration costs, acquisition earnout costs, purchase accounting fair value adjustment related to deferred revenue and inventory, severance costs, disposal of long-lived assets, equity-based compensation and gains on sale of joint ventures, net of costs incurred. Segment Adjusted EBITDA also excludes intra- and inter-segment sales and costs and corporate pushdown costs. Total asset information is not included in the following summary since the CODM does not regularly review such information for the reportable segments.

The Company has intra- and inter-segment sales and costs, which are eliminated in the reportable Segment Adjusted EBITDA figures below. The Company had $5.6 million, $4.8 million and $7.0 million of inter-segment sales and costs during the years ended

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

December 31, 2025, 2024 and 2023, respectively, which are eliminated in consolidation. Further information related to the Company’s products and services and geographical distribution of revenues is disclosed in Note P – Revenues.

The following tables provide a reconciliation of Segment Adjusted EBITDA to consolidated income (loss) before taxes:

Year Ended December 31, 2025	Space	Defense Tech	Total
Revenues	$209,817	$125,564	$335,381
Less:
Cost of sales	202,482	115,614	318,096
Selling, general and administrative	19,093	87,205	106,298
Transaction expenses	—	115	115
Impairment expense	34,420	265	34,685
Research and development	2,977	15,918	18,895
Reportable segment income (loss) from operations	$(49,155)	$(93,553)	$(142,708)
Less:
Other (income) expense, net	(4,041)	1,009	(3,032)
Add:
Depreciation and amortization expense	7,784	22,735	30,519
Purchase accounting fair value adjustment related to inventory	—	13,645	13,645
Impairment expense	34,420	265	34,685
Severance costs	2,817	73	2,890
Equity-based compensation expense	4,151	45,891	50,042
Transaction expenses	—	115	115
Acquisition integration cost	593	547	1,140
Disposal of long-lived assets	243	404	647
Reportable Segment Adjusted EBITDA	$4,894	$(10,887)	$(5,993)

Reconciliation of reportable segment results to consolidated income (loss) before taxes:
Interest expense, net			(39,704)
Depreciation and amortization expense			(32,639)
Severance costs			(3,789)
Equity-based compensation expense			(58,990)
Transaction expenses			(21,236)
All other corporate charges(1)			(38,102)
Loss on extinguishment of debt			(996)
Impairment expense			(34,685)
Purchase accounting fair value adjustment related to inventory			(13,645)
Acquisition integration cost			(1,140)
Disposal of long-lived assets			(647)
Income (loss) before income taxes			$(251,566)
(1) All other corporate charges mainly consists of corporate overhead costs maintained at the corporate level. These expenses include costs relating to treasury, accounting, consulting, advisory, legal, tax and audit, insurance, financial reporting services and various administrative expenses related to the corporate headquarters.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Year Ended December 31, 2024	Space	Defense Tech	Total
Revenues	$255,336	$48,765	$304,101
Less:
Cost of sales	222,927	36,719	259,646
Selling, general and administrative	11,971	1,973	13,944
Transaction expenses	6	—	6
Research and development	4,333	1,524	5,857
Reportable segment income (loss) from operations	$16,099	$8,549	$24,648
Less:
Other (income) expense, net	334	16	350
Add:
Depreciation and amortization expense	7,577	2,897	10,474
Severance costs	724	63	787
Equity-based compensation expense	3,049	1,045	4,094
Transaction expenses	6	—	6
Acquisition integration cost	385	—	385
(Gain) Loss on Sale of Investment, net	(1,255)	—	(1,255)
Reportable Segment Adjusted EBITDA	$26,251	$12,538	$38,789

Reconciliation of reportable segment results to consolidated income (loss) before taxes:
Interest expense, net			(13,483)
Depreciation and amortization expense			(11,692)
Severance costs			(867)
Equity-based compensation expense			(11,326)
Transaction expenses			(9,129)
All other corporate charges(1)			(109,493)
Acquisition integration cost			(385)
Gain (loss) on sale of investment, net			1,255
Income (loss) before income taxes			$(116,331)
(1) All other corporate charges mainly consists of corporate overhead costs maintained at the corporate level. These expenses include costs relating to treasury, accounting, consulting, advisory, legal, tax and audit, insurance, financial reporting services and various administrative expenses related to the corporate headquarters.

REDWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Year Ended December 31, 2023	Space	Defense Tech	Total
Revenues	$194,000	$49,800	$243,800
Less:
Cost of sales	149,298	36,533	185,831
Selling, general and administrative	13,008	3,392	16,400
Research and development	4,073	707	4,780
Reportable segment income (loss) from operations	$27,621	$9,168	$36,789
Less:
Other (income) expense, net	(687)	(261)	(948)
Add:
Depreciation and amortization expense	7,713	2,835	10,548
Severance costs	99	(27)	72
Equity-based compensation expense	2,410	1,033	3,443
Purchase accounting fair value adjustment related to deferred revenue	15	—	15
Reportable Segment Adjusted EBITDA	$38,545	$13,270	$51,815

Reconciliation of reportable segment results to consolidated income (loss) before taxes:
Interest expense, net			(10,699)
Depreciation and amortization expense			(10,724)
Severance costs			(313)
Equity-based compensation expense			(8,658)
Transaction expenses			(13)
All other corporate charges(1)			(49,143)
Purchase accounting fair value adjustment related to deferred revenue			(15)
Income (loss) before income taxes			$(27,750)
(1) All other corporate charges mainly consists of corporate overhead costs maintained at the corporate level. These expenses include costs relating to treasury, accounting, consulting, advisory, legal, tax and audit, insurance, financial reporting services and various administrative expenses related to the corporate headquarters.

Capital Expenditures
The following table provides a capital expenditures by segment:

	December 31, 2025	December 31, 2024	December 31, 2023
Capital expenditures
Space	$8,393	$5,905	$4,046
Defense Tech	6,483	330	1,874
Total segment capital expenditures	$14,876	$6,235	$5,920
Corporate activities	8,404	4,681	2,407
Total capital expenditures	$23,280	$10,916	$8,327

Note V – Subsequent Events
On February 20, 2026, the Company amended and restated the JPM Credit Agreement (the “JPM Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The JPM Amended and Restated Credit Agreement amends and restates the JPM Credit Agreement and provides for a revolving credit facility with commitments in an aggregate principal amount of up to $30 million, maturing May 31, 2029. The JPM Amended and Restated Credit Agreement also replaced the term loan under the JPM Credit Agreement with a new $90 million term loan, effectively extending the maturity date of the term loan from April 28, 2027 to May 31, 2029. The borrowings under the JPM Amended and Restated Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, either (i) the SOFR plus an applicable margin or (ii) a base rate plus an applicable margin. The applicable margin ranges from 3.25% to 3.75% per annum for SOFR loans and 2.25% to 2.75% per annum for base rate loans.

Additionally, on February 20, 2026, the Company terminated the Adams Street Credit Agreement in accordance with its terms. The Adams Street Credit Agreement was due to mature April 28, 2027. The Company did not incur any termination penalties as a result of such termination.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, certain of our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding such material weaknesses in our internal control over financial reporting, our management, including our principal executive officer and principal financial officer, concluded that our consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, under the oversight of our Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. This assessment was based on the criteria set forth by the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment of internal control over financial reporting did not include the internal control over financial reporting for Redwire Defense Tech Intermediate Holdings, LLC (formerly known as Edge Autonomy Intermediate Holdings, LLC), which was acquired in a business combination in the second quarter of 2025. Redwire Defense Tech Intermediate Holdings, LLC’s total assets and revenues represent 10% and 32%, respectively, of the Company’s consolidated total assets and total revenues as of and for the year ended December 31, 2025. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 because of the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2025:
•For substantially all of our U.S. operations, we designed process-level control activities pervasive across our financial reporting processes, but we were unable to fully deploy those process-level control activities with sufficient time to demonstrate their operating effectiveness.
•For European and remaining U.S. operations:
◦Due to insufficient time and resources, we did not (i) establish effective information technology (“IT”) general controls (“ITGCs”), specifically program change controls and access controls, that support the consistent operation of the Company’s IT operating systems, databases and IT applications, and end user computing over all financial reporting; and, ii) have policies and procedures through which ITGCs are deployed across the organization. Automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from IT systems were also rendered ineffective because they are affected by the lack of ITGCs.
◦As a result, we did not effectively design, implement or operate process-level control activities pervasive across our financial reporting processes.
The material weaknesses above did not result in a material misstatement to the consolidated financial statements as of and for the year ended December 31, 2025. However, the control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis if one were to occur.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2025, and issued an adverse opinion on the effectiveness of our internal control over financial reporting. KPMG LLP’s report appears on page 62 of this Annual Report on Form 10-K.

Material Weaknesses in Excluded Acquired Business
In the second quarter of 2025, the Company acquired Redwire Defense Tech Intermediate Holdings, LLC. Prior to the acquisition, Redwire Defense Tech Intermediate Holdings, LLC’s management identified material weaknesses in its internal control over financial reporting, due to a lack of ITGCs and effective process-level control activities similar to those identified above related to the Company’s European and certain U.S. operations. These material weaknesses continue to exist as of December 31, 2025.

These material weaknesses did not result in any material misstatements to the consolidated financial statements as of and for the year ended December 31, 2025.

Management’s Remediation Plans
Management, with oversight from the Board of Directors, continues to implement a remediation plan to address the material weaknesses. The Company made progress during 2025 in its remediation of the material weaknesses as further described below.
•For substantially all of our U.S. operations we have designed and implemented both manual and automated process-level control activities but due to insufficient time and resources, we were unable to demonstrate their operating effectiveness. We plan to do so, through testing, during 2026.
For our European and remaining U.S. operations, including Redwire Defense Tech Intermediate Holdings, LLC, we will continue our remediation efforts including:
•Implementing one enterprise resource planning (“ERP”) system for our European operations and expanding the implementation of our U.S. ERP system for our remaining U.S. operations.
•Continuing our engagement of a third-party global consulting firm to accelerate the deployment of ITGCs and manual and automated process-level controls across our financial reporting process.
•Continuing to assess the specific training needs of personnel and developing and delivering training programs designed to uphold our internal control standards.
We believe the above actions will be effective in remediating the material weaknesses described above. However, the material weaknesses cannot be considered remediated until remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Although we intend to complete the remediation of remaining processes as promptly as possible, we cannot at this time estimate how long it will take to remediate the material weaknesses described above. We may discover additional material weaknesses that require additional time and resources to remediate, and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above.

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

Changes in Internal Control over Financial Reporting
The Company has made the following changes to its internal control over financial reporting during the three months ended December 31, 2025 for substantially all of our U.S. operations to remediate certain of the material weaknesses that were present as of December 31, 2024:
•Implemented a new ERP system.
•Implemented effective ITGCs, including program change controls and access controls, that support the consistent operation of the company’s IT operating systems, databases and IT applications, and end user computing over financial reporting, and ensured they will support process-level automated and manual control activities that are dependent upon information derived from IT systems.
Except for these changes, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 Trading Arrangement” or a “Non-Rule 10b5-1 Trading Arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders under the headings “Board of Directors and Corporate Governance”, “Proposal 1 – Election of Directors” and “Executive Officers”, and is incorporated herein by reference.
Item 11. Executive Compensation

The information required by this item will be contained in our Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders under the heading “Executive and Director Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(ii)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(iii)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflecting in First Column)
Equity Compensation Plans Approved by Security Holders(i)	4,747,140	$6.99	3,978,214
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	4,747,140	$6.99	3,978,214

(i) Includes the Redwire Corporation 2021 Omnibus Incentive Plan (“the Plan”) and the Redwire Corporation 2021 Employee Stock Purchase Plan (the “ESPP”). As of December 31, 2025, the number of shares reserved for issuance under the Plan and the 2021 ESPP were 13,126,536 shares and 3,351,023 shares, respectively. The number of shares reserved for issuance under the Plan automatically increases each January 1st prior to the termination of the plan, in an amount equal to the lesser of 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year or such lesser number of shares as determined by the Board. The total number of shares reserved for issuance under the ESPP automatically increases for a period of up to ten years, which period began on January 1, 2022, in an amount equal to the lesser of 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or such lesser number of shares as determined by the Board; provided, however, no more than 8,000,000 shares of common stock may be issued in total under the plan.
(ii) Includes 1,967,811 restricted stock units (“RSUs”), 1,050,057 performance-based restricted stock units (“PSUs”), and options to purchase 1,729,272 shares of common stock, each granted and outstanding under the Plan.
(iii) Excludes restricted stock units, which have no exercise price.

The remaining information required by this item will be contained in our Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance”, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in our Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders under the heading “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

2.3†
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

4.4
Registration Rights Coordination Agreement, dated as of June 8, 2025, by and among Redwire Corporation, BCC Redwire Aggregator, L.P., AE Industrial Partners Fund II, L.P., and AE Industrial Partners Structured Solutions I, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 9, 2025).

Exhibit Number	Description
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

10.14+
Employment Agreement, dated as of June 1, 2022, by and between Redwire Corporation and Jonathan E. Baliff (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 1, 2022).

10.15
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

10.16+
Investment Agreement, dated as of October 28, 2022, by and between Redwire Corporation and AE Industrial Partners Fund II, LP and AE Industrial Partners Structured Solutions I, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 2, 2022).

10.17+
Investment Agreement, dated as of October 28, 2022, by and between Redwire Corporation and BCC Redwire Aggregator, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on November 2, 2022).

10.18
Registration Rights Agreement, dated as of October 28, 2022, by and between Redwire Corporation and BCC Redwire Aggregator, L.P., AE Industrial Partners, Fund II LP and AE Industrial Partners Structured Solutions I, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on November 2, 2022).

10.19
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
10.20
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

10.21+
Form of Time-Based Restricted Stock Unit Award Agreement (Employee) under the Redwire Corporation 2021 Omnibus Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2023).

10.22+
Form of Performance-Based Restricted Stock Unit Award Agreement (Employee) under the Redwire Corporation 2021 Omnibus Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2023).

10.23
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

10.24
Eighth Amendment to Credit Agreement, dated as of June 18, 2024, by and among Redwire Holdings, LLC, the other Borrowers party thereto, the Guarantors party thereto, Adams Street Credit Advisors, LP, as Administrative Agent and as Collateral Agent and each lender party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on June 20, 2024).

10.25
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

10.26
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

10.27
Voting Agreement, dated January 20, 2025, by and among Redwire Corporation and Genesis Park II LP. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by the registrant on January 27, 2025).

10.28
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

10.30
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

10.31
Tenth Amendment to Credit Agreement, dated as of June 4, 2025, by and among Redwire Holdings, LLC, the other Borrowers party thereto, the Guarantors party thereto, Adams Street Credit Advisors, LP, as Administrative Agent and as Collateral Agent and each lender party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 7, 2025).

10.32
Seller Note, dated June 13, 2025, by and between Redwire Finance Holdings, LLC and Edge Autonomy Ultimate Holdings, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on June 13, 2025).

10.33
2025 Form of Performance-Based Restricted Stock Unit Award Agreement (Employee) under the Redwire Corporation 2021 Omnibus Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on August 7, 2025).

10.34+
Employment Agreement, dated October 7, 2025, by and between Redwire Corporation and Christopher Edmunds (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on October 7, 2025).

10.35+
Retirement and Consulting Agreement, dated October 7, 2025, by and between Redwire Corporation and Jonathan Baliff (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on October 7, 2025).

10.36
Equity Distribution Agreement, dated as of November 10, 2025, by and between Redwire Corporation, Truist Securities, Inc., J.P. Morgan Securities LLC, BofA Securities, Inc. and TCBI Securities, Inc., doing business as Texas Capital Securities (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by the registrant on November 10, 2025).

10.37
Amended and Restated Credit Agreement, dated as of February 20, 2026, by and among Redwire Defense Tech Intermediate Holdings, LLC, as the Parent, Redwire Defense Tech Intermediate II Holdings, LLC, as the Lead Borrower, the other borrowers party thereto from time to time, the other guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on February 25, 2026).

19	Redwire Corporation Insider Trading Policy.
21	Subsidiaries of the Registrant.

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
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

Redwire Corporation
Date:	February 27, 2026	By:	/s/ Peter Cannito
		Name:	Peter Cannito
		Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT that the undersigned officers and directors of Redwire Corporation do hereby constitute and appoint Peter Cannito and Chris Edmunds, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Peter Cannito	Chief Executive Officer and Chairman (Principal Executive Officer)	February 27, 2026
Peter Cannito

/s/ Chris Edmunds	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2026
Chris Edmunds

/s/ Louis R. Brothers	Director	February 27, 2026
Louis R. Brothers

/s/ Michael Greene	Director	February 27, 2026
Michael Greene

/s/ Dorothy D. Hayes	Director	February 27, 2026
Dorothy D. Hayes

/s/ Joanne Isham	Director	February 27, 2026
Joanne Isham

/s/ Kirk Konert	Director	February 27, 2026
Kirk Konert

/s/ David Kornblatt	Director	February 27, 2026
David Kornblatt

/s/ Gen (RET) James McConville	Director	February 27, 2026
Gen (RET) James McConville