Form 10-Q
period 2026-03-31
Redwire Corp
filed 2026-05-07
CIK 1819810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 198,918,728 shares of common stock as of May 1, 2026.

REDWIRE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2026

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
•geopolitical and macro-economic events and conditions could adversely affect our business, financial condition and operating results;
•tariffs may adversely affect demand for our products and services, and increase our manufacturing costs;
•the failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations and our financial condition and results of operations;
•we operate in evolving industries, have a limited operating history since our acquisition of Redwire Defense Tech Intermediate Holdings, LLC, and its subsidiaries (f/k/a Edge Autonomy Intermediate Holdings, LLC) (“Edge Autonomy”) and have a history of losses to date, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter;
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
•customers may be unwilling to adopt our offerings;
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
•we have and in the future may continue to use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our business, financial condition and results of operations;
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
•our systems, products, technologies and services and related equipment may have shorter lives than we anticipate;
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
•the U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year and any resulting future government shutdowns, could have an adverse impact on our business, financial condition, results of operations and cash flows;
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
•investments in us may be subject to U.S. foreign investment regulations, which may impose conditions or limit certain investors’ ability to purchase our common stock, potentially making our common stock less attractive to investors;
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
•AE Industrial Partners holds significant voting power and has representation on our Board of Directors (“Board”), providing it with significant influence that could limit other investors’ ability to affect the outcome of key transactions;
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
•we may not be able to remain in compliance with the continued listing requirements of the New York Stock Exchange (the “NYSE”);
•we may issue additional common stock or other equity securities which could dilute our shareholders’ ownership interests;
•the trading price of our common stock is and may continue to be volatile; and
•we have identified material weaknesses in internal control over reporting and if we were to identify additional material weaknesses or other deficiencies, or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately and timely report our financial results, in which case our business may be harmed and investors may lose confidence in the accuracy and completeness of our financial reports.
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

Item 1. Financial Statements and Supplementary Data
REDWIRE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of U.S. dollars, except share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash, cash equivalents and restricted cash	$145,211	$95,183
Accounts receivable, net	24,342	37,251
Contract assets	61,440	44,019
Inventory, net	69,350	55,847
Prepaid expenses and other current assets	20,368	20,512
Total current assets	320,711	252,812
Property, plant and equipment, net of accumulated depreciation of $17,174 and $14,558	51,460	49,199
Right-of-use assets	35,837	31,741
Intangible assets, net of accumulated amortization of $54,351 and $46,192	326,702	336,153
Goodwill	775,968	779,114
Other non-current assets	450	118
Total assets	$1,511,128	$1,449,137
Liabilities, Convertible Preferred Stock and Equity (Deficit)
Current liabilities:
Accounts payable	$42,375	$32,295
Notes payable to sellers	3,171	2,171
Short-term debt, including current portion of long-term debt	4,831	5,162
Short-term operating lease liabilities	4,443	4,088
Short-term finance lease liabilities	606	595
Accrued expenses	31,811	32,034
Deferred revenue	79,847	60,119
Other current liabilities	16,020	19,150
Total current liabilities	183,104	155,614
Long-term debt, net	83,369	80,036
Long-term operating lease liabilities	34,231	30,471
Long-term finance lease liabilities	1,237	1,276
Warrant liabilities	4,532	4,213
Deferred tax liabilities	38,430	38,358
Other non-current liabilities	1,669	2,119
Total liabilities	$346,572	$312,087
Commitments and contingencies (Note L – Commitments and Contingencies)
Convertible preferred stock, $0.0001 par value, 125,292.00 shares authorized; issued and outstanding: 2026—46,505.13 and 2025—46,505.13. Liquidation preference: 2026—$136,672 and 2025—$118,434 (Note M – Convertible Preferred Stock)	$77,034	$77,034
Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 99,874,708 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; issued and outstanding 2026—198,918,728 and 2025—191,915,804	20	19
Treasury stock, at cost: 2026—1,036,294 shares and 2025—1,036,294 shares	(7,342)	(7,342)
Additional paid-in capital	1,789,231	1,678,799
Accumulated deficit	(698,264)	(621,762)
Accumulated other comprehensive income (loss)	3,877	10,302
Total shareholders’ equity (deficit)	1,087,522	1,060,016
Total liabilities, convertible preferred stock and equity (deficit)	$1,511,128	$1,449,137
The accompanying notes are an integral part of these condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues	$96,972	$61,395
Cost of sales	71,164	52,354
Gross profit	25,808	9,041
Operating expenses:
Selling, general and administrative expenses	82,887	18,746
Transaction expenses	40	3,799
Research and development	12,582	813
Operating income (loss)	(69,701)	(14,317)
Interest expense, net	2,467	3,594
Loss on extinguishment of debt	2,545	—
Other (income) expense, net	1,148	(14,781)
Income (loss) before income taxes	(75,861)	(3,130)
Income tax expense (benefit)	641	(182)
Net income (loss)	(76,502)	(2,948)
Less: dividends on Convertible Preferred Stock	1,512	3,531
Net income (loss) available to common shareholders	$(78,014)	$(6,479)

Net income (loss) per common share:
Basic and diluted	$(0.40)	$(0.09)

Weighted-average shares outstanding:
Basic and diluted	193,672,276	71,192,148

Comprehensive income (loss):
Net income (loss)	$(76,502)	$(2,948)
Foreign currency translation gain (loss), net of tax	(6,425)	835
Total other comprehensive income (loss), net of tax	(6,425)	835
Total comprehensive income (loss)	$(82,927)	$(2,113)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(In thousands of U.S. dollars, except share data)

Three Months Ended March 31, 2026	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	191,915,804	$19	1,036,294	$(7,342)	$1,678,799	$(621,762)	$10,302	$1,060,016
Equity-based compensation expense	—	—	—	—	46,735	—	—	46,735
Common stock issued under the ATM facility	6,942,924	1	—	—	63,508	—	—	63,509
Common stock issued for share-based awards	60,000	—	—	—	189	—	—	189
Foreign currency translation, net of tax	—	—	—	—	—	—	(6,425)	(6,425)
Net loss	—	—	—	—	—	(76,502)	—	(76,502)
Balance as of March 31, 2026	198,918,728	$20	1,036,294	$(7,342)	$1,789,231	$(698,264)	$3,877	$1,087,522

Three Months Ended March 31, 2025	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	67,002,370	$7	728,739	$(3,573)	$161,619	$(348,106)	$1,339	$(188,714)
Equity-based compensation expense	—	—	—	—	2,912	—	—	2,912
Common stock issued for share-based awards	14,400	—	—	—	—	—	—	—
Common stock issued for warrants exercised	9,499,138	1	—	—	117,779	—	—	117,780
Convertible preferred stock converted to common stock	566,424	—	—	—	2,071	—	—	2,071
Foreign currency translation, net of tax	—	—	—	—	—	—	835	835
Net loss	—	—	—	—	—	(2,948)	—	(2,948)
Balance as of March 31, 2025	77,082,332	$8	728,739	$(3,573)	$284,381	$(351,054)	$2,174	$(68,064)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of U.S. dollars)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income (loss)	$(76,502)	$(2,948)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	11,250	3,046
Amortization of debt issuance costs and discount	478	273
Equity-based compensation expense	46,735	2,912
Loss on extinguishment of debt	2,545	—
(Gain) loss on change in fair value of warrants	319	(13,634)
Deferred provision (benefit) for income taxes	641	80
Other	921	(943)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	12,820	6,853
(Increase) decrease in contract assets	(17,635)	(16,845)
(Increase) decrease in inventory	(14,077)	55
(Increase) decrease in prepaid expenses and other assets	(1,950)	(2,658)
Increase (decrease) in accounts payable and accrued expenses	10,632	(8,192)
Increase (decrease) in deferred revenue	19,823	(7,590)
Increase (decrease) in operating lease liabilities	(98)	(10)
Increase (decrease) in other liabilities	(3,568)	(5,480)
Increase (decrease) in notes payable to sellers	1,000	—
Net cash provided by (used in) operating activities	(6,666)	(45,081)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,755)	(1,790)
Purchase of intangible assets	(1,281)	(2,265)
Net cash provided by (used in) investing activities	(6,036)	(4,055)
Cash flows from financing activities:
Proceeds received from debt	89,796	5,000
Repayments of debt	(88,081)	(25,681)
Repayment of finance leases	(194)	(126)
Proceeds from (repayment of) third-party advances	—	(7,820)
Proceeds from issuance of common stock	65,318	82,862
Payment of equity issuance costs	(1,620)	(45)
Payments of debt issuance costs to third-parties	(2,144)	—
Net cash provided by (used in) financing activities	63,075	54,190
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(345)	96
Net increase (decrease) in cash, cash equivalents and restricted cash	50,028	5,150
Cash, cash equivalents and restricted cash at beginning of period	95,183	49,071
Cash, cash equivalents and restricted cash at end of period	$145,211	$54,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note A – Description of the Business
Redwire Corporation (the “Company” or “Redwire”) is an integrated space and defense technology company focused on advanced technologies including aerospace infrastructure, autonomous systems and multi-domain operations, leveraging digital engineering and artificial intelligence automation. The Company develops and provides mission critical solutions based on space and defense technology platform offerings for government, commercial and civil customers through both short- and long-duration projects. These include technologies and production capability for next-generation spacecraft, large space infrastructure, microgravity capabilities, combat-proven autonomous systems, optical sensors and radio frequency payloads that provide intelligence, surveillance, and reconnaissance capabilities for U.S. and allied nations across multiple domains. The Company serves both U.S. and international customers. As described in Note R – Segment Reporting, we operate in two business segments: Space and Defense Tech.

Note B – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statement information and the rules of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2025 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of adjustments associated with acquisition accounting and normal recurring adjustments, necessary for the fair presentation of such financial statements. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported results of operations.

These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Interim results are not necessarily indicative of the results that may be expected for a full year.

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

The Company had $0.7 million of restricted cash as of March 31, 2026 and December 31, 2025, respectively, related to standby letters of credit for performance guarantees and submitted proposals which are legally restricted for withdrawal and use. The Company had no restricted cash as of March 31, 2025. Amounts may be subject to final price adjustments upon delivery and acceptance of the related performance obligations by the customer.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets and the condensed consolidated statements of cash flows as of the following periods:

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$144,506	$54,221
Restricted cash	705	—
Total cash, cash equivalents and restricted cash	$145,211	$54,221

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents supplemental cash flow information during the following periods:

	Three Months Ended
	March 31, 2026	March 31, 2025
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$1,762	$3,622

Non-Cash Investing and Financing Activities:
Settlement of private warrant liabilities for common stock	$—	$34,963
Exchange of Series A Convertible Preferred Stock for common stock	—	2,071
Capital expenditures not yet paid	2,612	1,612

Income taxes paid for the three months ended March 31, 2026 and 2025, respectively, was nominal.

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, accounts receivable and contract assets. The Company places its cash and cash equivalents with financial institutions of high-credit quality. At times, such amounts may exceed federally insured limits. Cash and cash equivalents on deposit or invested with financial and lending institutions were $144.5 million and $54.2 million, as of March 31, 2026 and 2025, respectively.

The Company provides credit to customers in the normal course of business. The carrying amount of current accounts receivable and contract assets are stated at cost, net of an allowance for credit losses. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be fully collected. The Company recognizes the allowance for credit losses at inception of sales and reassesses quarterly based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions. The Company elected the practical expedient, available as part of the adoption of ASU 2025-05 (as defined below), not to consider management’s expectations of conditions in the future for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606 (“ASC 606”), Revenue from Contracts with Customers. Substantially all accounts receivable as of March 31, 2026 are expected to be collected in 2026. The Company does not believe there is a significant exposure to credit risk as the majority of the Company’s accounts receivable are due from U.S. and foreign governments or large prime contractors of such government entities. As a result, the allowance for credit losses was not material as of March 31, 2026 and December 31, 2025, respectively.

Recently Adopted Accounting Pronouncements
In July 2025, Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which amends ASC 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost to introduce a practical expedient that permits entities to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and/or current contract assets arising from transactions accounted for under ASC 606. The standard is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods. The Company adopted the new standard, effective January 1, 2026, on a prospective basis, and the accounting requirements of this ASU have been reflected in the Company’s evaluation of the allowance for accounts receivable in the condensed consolidated financial statements.

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

Other accounting standards updates adopted and/or issued, but not effective until after March 31, 2026, are not expected to have a material effect on the Company’s consolidated financial position, results of operations and/or cash flows.

Note C – Business Combinations
Edge Autonomy Acquisition
On January 20, 2025, the Company entered into an agreement and plan of merger (as amended on February 3, 2025, and June 9, 2025, the “Merger Agreement”) with Edge Ultimate Holdings, LP, a Delaware limited partnership (“Ultimate Holdings”) to acquire 100% of the equity interests in Redwire Defense Tech Intermediate Holdings, LLC and its subsidiaries (f/k/a Edge Autonomy Intermediate Holdings, LLC) (“Edge Autonomy”), a leading provider of field-proven uncrewed airborne system technology (the “Edge Autonomy Acquisition”). On June 13, 2025, following the satisfaction of all regulatory approvals, including a stockholder vote, the acquisition was completed. Under the terms of the Merger Agreement Edge Autonomy emerged as the surviving entity and a wholly owned subsidiary of the Company. On the same day, the merger consideration was transferred, including $160.0 million in cash (“Cash Consideration”) and the issuance of 49,764,847 shares of the Company’s common stock (“Equity Consideration”). Common stock was held back from the Equity Consideration to fund post-closing purchase price adjustments, if any, in the amount of $5.0 million, valued at a price per share of $15.07. The Company funded the Cash Consideration using cash on hand and proceeds from its indebtedness. Refer to Note H – Debt for additional information on the Company’s outstanding debt.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

June 13, 2025
Intangible assets	298,100
Total assets	426,179
Liabilities:
Accounts payable	5,627
Accrued expenses	11,910
Deferred revenue	26,111
Payable to seller	1,670
Other current liabilities	938
Long-term operating lease liabilities	14,973
Deferred tax liabilities	62,193
Other non-current liabilities	1,019
Total liabilities	124,441
Fair value of net identifiable assets acquired	301,738
Goodwill	$722,994
(1) Fair value of the common stock issued is based on the Company’s common stock closing price of $19.08 on the acquisition date, June 13, 2025, less the fair value of the Edge Incentive Units of $87.0 million. Refer to Note O – Equity-Based Compensation for additional information on the Edge Incentive Units.

The following table summarizes the intangible assets acquired by class:

	June 13, 2025	Weighted average useful life in years
Customer relationships	$15,400	8
Technology	264,800	13
Trade name and trademark	17,900	8
Total intangible assets	$298,100
The amounts above represent the valuation analyses completed to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions. Certain values remain preliminary and could be revised as a result of additional information obtained regarding the assets acquired and liabilities assumed, including, but not limited to, certain working capital items and residual goodwill. The final determination of the fair values, purchase consideration, related income tax impacts and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under U.S. GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined. During the three months ended March 31, 2026, the Company recorded $1.7 million of measurement period adjustments to increase the payable to seller, which increased the balance of goodwill to $723.0 million.

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

Three Months Ended
March 31, 2026
Post-acquisition revenues	$36,414
Net income (loss)	(54,931)

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Pro Forma Financial Data (Unaudited)
The table below presents the pro forma combined results of operations for the Company for the three months ended March 31, 2025, as though the acquisition of Edge Autonomy had been completed as of January 1, 2024.

Three Months Ended
March 31, 2025
Revenues	$96,752
Net income (loss)	(10,115)
The amounts included in the pro forma financial information are based on historical results and do not necessarily represent what would have occurred if the Edge Autonomy Acquisition had taken place as of January 1, 2024, nor do they represent results that may occur in the future. Accordingly, the pro forma financial information should not be relied upon as being indicative of the results that would have been realized had the business combination occurred as of the date indicated or that may be achieved in the future.

The Company incurred nominal acquisition related costs for completed acquisitions during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company incurred acquisition related costs for completed acquisitions of $3.7 million. These expenses are included in transaction expenses on the condensed consolidated statements of operations and comprehensive income (loss).

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

Private Warrants
In September 2021, the Company issued 7,732,168 private warrants in a transaction exempt from registration under securities regulations. The warrants, which are not listed for trading on a stock exchange, entitle the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will expire on September 2, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The private warrants were established as a liability at issuance. Classification of the private warrants as liability instruments was based on an analysis of the guidance in accordance with U.S. GAAP and a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” The Company considered whether the private warrants display the three characteristics of a derivative, and concluded the private warrants meet the definition of a derivative. However, the private warrants fail to meet the equity scope exception and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. The changes in fair value of the private warrant liability were an increase of $0.3 million and a decrease of $13.6 million for the three months ended March 31, 2026 and 2025, respectively. These changes in fair value are recognized as other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss).

During the three months ended March 31, 2025, 4,631,799 private warrants were exercised on a cashless basis for 2,293,739 shares of the Company’s common stock. Additionally, during the three months ended March 31, 2025, 467,174 private warrants were exercised and converted into 467,174 shares of the Company’s common stock at the exercise price of $11.50 per share for proceeds of $5.4 million. Upon exercise, the Company remeasured the fair value of the related private warrants, which was recognized as other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss), and then released the associated liability upon issuance of the Company’s common stock. Refer to Note J – Warrants and Capital Stock Transactions for additional information.

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

	March 31, 2026	December 31, 2025	February 25, 2025
Fair value per share	$1.72	$1.60	$6.84
Warrants outstanding	2,633,195	2,633,195	5,098,978
Exercise price	$11.50	$11.50	$11.50
Common stock price	$8.50	$7.60	$14.34
Expected option term	0.4 years	0.7 years	1.5 years
Expected volatility	117.36%	104.60%	82.90%
Risk-free rate of return	3.71%	3.52%	4.05%
Expected annual dividend yield	—%	—%	—%

The table below presents the Company’s financial instruments measured at fair value on a recurring basis:

		March 31, 2026
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$4,532	$4,532
Total liabilities		$—	$—	$4,532	$4,532

		December 31, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$4,213	$4,213
Total liabilities		$—	$—	$4,213	$4,213
Changes in the fair value of Level 3 financial liabilities were as follows:

Liabilities:	Private Warrants	Total Level 3
December 31, 2025	$4,213	$4,213
Changes in fair value	319	319
March 31, 2026	$4,532	$4,532

Note E – Inventory, net
The inventory balance was as follows:

	March 31, 2026	December 31, 2025
Raw materials	$37,222	$32,634
Work in process	25,172	20,193
Finished goods	6,956	3,020
Inventory, net	$69,350	$55,847
The Company records a reserve for slow-moving inventory as a charge against earnings for all products identified as surplus, slow-moving, or discontinued. The amounts presented above are shown net of inventory reserves of $2.6 million and $2.4 million as of March 31, 2026 and December 31, 2025, respectively.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note F – Intangible Assets, net
The intangible assets gross carrying amount and accumulated amortization were as follows:

	March 31, 2026
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$47,368	$(16,335)	$31,033	16
Technology	291,793	(29,137)	262,656	13
Trademarks	21,072	(3,391)	17,681	8
Internal-use software licenses	20,323	(5,488)	14,835	6
In-process internal-use software	197	—	197
Indefinite-lived intangible assets:
Tradename	300	—	300
Total intangible assets	$381,053	$(54,351)	$326,702

	December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$47,380	$(15,890)	$31,490	16
Technology	293,695	(22,319)	271,376	13
Trademarks	21,072	(3,005)	18,067	8
Internal-use software licenses	17,054	(4,978)	12,076	6
In-process internal-use software	2,844	—	2,844
Indefinite-lived intangible assets:
Tradename	300	—	300
Total intangible assets	$382,345	$(46,192)	$336,153
There was no impairment recognized related to intangible assets during the three months ended March 31, 2026 and 2025, respectively.

Note G – Goodwill
The changes in the carrying amount of goodwill were as follows:

	Gross Goodwill		Accumulated Impairment		Net Goodwill
	Space	Defense Tech	Space	Defense Tech	Space	Defense Tech	Total
Balance of goodwill as of December 31, 2025	$108,304	$742,053	$(71,243)	$—	$37,061	$742,053	$779,114
Impact of foreign currency	(366)	(4,816)	366	—	—	(4,816)	(4,816)
Measurement period adjustment - Edge Autonomy Acquisition	—	1,670	—	—	—	1,670	1,670
Balance of goodwill as of March 31, 2026	$107,938	$738,907	$(70,877)	$—	$37,061	$738,907	$775,968
There was no impairment recognized related to goodwill during the three months ended March 31, 2026 and 2025, respectively.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note H – Debt
The table below presents details of the Company’s debt as of the following periods and the effective interest rate as of March 31, 2026:

	Effective interest rate	March 31, 2026	December 31, 2025
JPMorgan Term Loan	8.06%	$90,000	$87,750
Other financing loans	3.43	331	662
Total debt		90,331	88,412
Less: unamortized discounts and issuance costs		2,131	3,214
Total debt, net		88,200	85,198
Less: Short-term debt, including current portion of long-term debt		4,831	5,162
Total long-term debt, net		$83,369	$80,036
JPMorgan Chase Credit Agreement
In June 2025, the Company’s wholly owned subsidiary, Redwire Defense Tech Intermediate Holdings, LLC (f/k/a Edge Autonomy Intermediate Holdings, LLC), entered into a credit agreement with JPMorgan Chase Bank, N.A. (the “JPMorgan Credit Agreement”) which included a $90.0 million term loan that matured on April 28, 2027. The outstanding principal under the JPMorgan Credit Agreement incurred cash interest, which was payable quarterly at a rate equal to the SOFR rate plus an applicable per annum rate of 6.5% through December 31, 2025 and 7.0% from January 1, 2026 through maturity. Under the terms of the JPMorgan Credit Agreement, the Company was required to make principal payments in the amount of 1.25% of the original outstanding term loan quarterly until maturity at which time the remaining principal balance would become due in full. The JPMorgan Credit Agreement contained certain customary representations and warranties, affirmative and other covenants and events of default, including among other things, payment defaults, breach of representations and warranties, and covenant defaults. In connection with the issuance of the JPMorgan Credit Agreement, the Company incurred $4.2 million of fees paid to the lender and debt issuance costs, which were recorded as a discount on the related term loan.

On February 20, 2026, the Company refinanced the existing JPMorgan Credit Agreement by entering into an Amended and Restated Credit Agreement (the “JPM A&R Credit Agreement”) by and among Redwire Defense Tech Intermediate Holdings, LLC, Redwire Defense Tech Intermediate II Holdings, LLC (the “Lead Borrower”), the other borrowers from time to time party thereto, the guarantors from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The JPM A&R Credit Agreement, among certain other amendments, provides for a revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of up to $30.0 million, maturing May 31, 2029, and access to swing-line loans in an amount of up to $10.0 million. The JPM A&R Credit Agreement also replaced the term loans under the JPMorgan Credit Agreement with a new $90.0 million term loan and extended the maturity date of the term loans from April 28, 2027 to May 31, 2029. Concurrent with the close of the JPM A&R Credit Agreement, the Company repaid all the outstanding balances under the JPMorgan Credit Agreement. As a result, the Company recognized $2.2 million as a loss on extinguishment for the non-cash write-off of unamortized discount and issuance costs related to the JPMorgan Credit Agreement. The Company also incurred $2.4 million of fees paid to the lender and debt issuance costs, of which $1.4 million were recorded as a discount on the term loans, $0.6 million were recorded as deferred financing fees related to the Revolving Facility and a nominal amount was expensed and included as other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss). The deferred financing fees related to the Revolving Facility are presented in prepaid and other current assets and non-current assets on the condensed consolidated balance sheets.

Borrowings under the JPM A&R Credit Agreement bear interest at a rate per annum equal to, at the borrowers’ option, either (i) the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or (ii) a base rate plus an applicable margin. The applicable margin for such loans is determined based on the Lead Borrower's Consolidated Total Net Leverage Ratio and ranges from 3.25% to 3.75% per annum for SOFR loans and 2.25% to 2.75% per annum for base rate loans.

The obligations under the JPM A&R Credit Agreement are secured by a first-priority lien on substantially all of the present and future assets of Redwire Defense Tech Intermediate Holdings, LLC, and its existing and future wholly-owned subsidiaries, subject to certain exceptions. The JPM A&R Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends.

As of March 31, 2026 and December 31, 2025, the Company was in compliance with its covenant requirements under the JPM A&R Credit Agreement.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Adams Street Credit Agreement
On October 28, 2020, the Company entered into a credit agreement with Adams Street Capital (the “Adams Street Credit Agreement”), the terms of which were subsequently modified by various amendments through June 2025. As amended, the Adams Street Credit Agreement included (i) a $31.0 million term loan commitment, (ii) a $15.0 million delayed draw term loan, (iii) a $32.0 million incremental term loan, and (iv) a $35.0 million revolving credit facility commitment, all of which was set to mature on April 28, 2027.

On December 31, 2025, the Company repaid the remaining outstanding principal and interest balances of the Adams Street term loan, incremental term loan and delayed draw term loan in the aggregate amount of $75.5 million and $1.0 million, respectively, with the proceeds received from sales of the Company’s common stock through the at-the-market (“ATM”) facility. Additionally, on December 31, 2025, the Company also used a portion of the proceeds from the ATM facility to repay the $30.0 million outstanding balance on the revolving credit facility commitment, which also reduced the facility’s commitment to $35.0 million on the same date. The early repayment of the term loans was treated as extinguishment of debt and the decrease in the revolving credit facility commitment was treated as a modification. As a result, the unamortized discount and issuance costs related to the term loans and a portion of unamortized issuance costs related to the revolving credit facility were written off in the aggregate amount of $1.0 million as loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025. Refer to Note J – Warrants and Capital Stock Transactions for additional information related to the Company’s ATM activity.

The Adams Street Credit Agreement, as amended, contains certain customary representations and warranties, affirmative and other covenants and events of default, including among other things, payment defaults, breach of representations and warranties, and covenant defaults. As of December 31, 2025, the Company was in compliance with its covenant requirements, as amended.

On February 26, 2026, the Company terminated the Adams Street Credit Agreement in accordance with its terms. The Adams Street Credit Agreement was due to mature April 28, 2027. The Company did not incur any termination penalties as a result of such termination; however, the Company recognized a nominal amount as a loss on extinguishment of debt for the non-cash write-off of unamortized issuance costs related the revolving credit facility.

Note I – Leases
The Company has entered into and acquired long-term leasing arrangements for the right to use various classes of underlying assets including facilities, vehicles and office equipment.

Other Supplemental Information
The table below presents other supplemental information related to the Company’s leases for the following periods:

	Three Months Ended
	March 31, 2026		March 31, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$2,837	$192	$1,453	$154
Right of use assets obtained in exchange for new lease liabilities	6,060	154	1,922	108

	Three Months Ended
	March 31, 2026		March 31, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	5.4	3.4	3.7	3.3
Weighted average discount rate	9.1%	7.9%	7.7%	8.0%

Note J – Warrants and Capital Stock Transactions
Public Warrants
In September 2021, the Company issued public warrants that entitle each registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The warrants were set to expire on September 2, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. During the three months ended March 31, 2025, 6,738,225 public warrants were

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

exercised and converted into 6,738,225 shares of Company’s common stock at the exercise price of $11.50 per share for proceeds of $77.5 million. Additionally, during the three months ended March 31, 2025, certain requirements for the Company to call the public warrants were met and 1,450,586 public warrants were redeemed by the Company at $0.01 per warrant.

As of March 31, 2026 and December 31, 2025, there were no public warrants issued and outstanding, respectively.

Private Warrants
Pursuant to the warrant agreement, a warrant holder is entitled to exercise its warrants only for a whole number of shares of common stock. This means that only a whole warrant can be exercised at a given time by a warrant holder. If the private warrants are held by holders other than the original holders or their respective permitted transferees, the private warrants will be redeemable by the Company and exercisable by the holders. The original holders and their respective permitted transferees have the option to exercise the private warrants on a cashless basis.

There was no activity related to the Company’s private warrants during the three months ended March 31, 2026. During the three months ended March 31, 2025, 4,631,799 private warrants were exercised on a cashless basis for 2,293,739 shares of the Company’s common stock. The conversion factor was derived by multiplying the amount of common shares underlying the warrants by the excess fair value over the warrant exercise price and then dividing by the fair value. The fair value is defined as the average closing price of the Company’s common stock for the ten (10) trading days ending on the third trading day prior to the date on which the notice of exercise was provided to the Company’s stock transfer agent. Additionally, during the three months ended March 31, 2025, 467,174 private warrants were exercised and converted into 467,174 shares of the Company’s common stock at the exercise price of $11.50 per share for proceeds of $5.4 million. Upon exercise, the Company remeasured the fair value of the related warrants and released the associated liability upon issuance of the Company’s common stock. Refer to Note D – Fair Value of Financial Instruments for information on the Level 3 inputs used to value the private warrants.

As of March 31, 2026 and December 31, 2025, respectively, there were 2,633,195 private warrants issued and outstanding.

ATM Facility
In November 2025, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) by and between the Company, Truist Securities, Inc., J.P. Morgan Securities LLC, BofA Securities, Inc. and TCBI Securities, Inc., doing business as Texas Capital Securities (each an “Agent” and collectively, the “Agents”). Pursuant to the terms of the ATM Agreement, the Company may sell, from time to time through or to the Agents, as the Company’s sales agent and/or as principal, shares of its common stock, having an aggregate gross sales price of up to $250 million. The sales, if any, of the Company’s common stock made under the ATM Agreement may be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange (“NYSE”), on any other existing trading market for the shares of common stock, or to or through a market maker other than on an exchange. The Company incurred costs associated with the ATM Agreement of $0.7 million, which were recorded to additional paid-in capital against proceeds received from sales of the Company’s common stock under the ATM Agreement.

During the three months ended March 31, 2026, the Company sold 6,942,924 shares of its common stock at a weighted average price of $9.38 for $65.1 million of gross proceeds. The Company also incurred $1.6 million of commission fees resulting in $63.5 million net proceeds. There was no comparable activity for the same period of the prior year. The Company had a nominal amount of unused capacity under the ATM agreement as of March 31, 2026.

Note K – Income Taxes
The table below presents the Company’s effective income tax rate on pre-tax income from continuing operations for the following periods:

	Three Months Ended
	March 31, 2026	March 31, 2025
Effective tax rate expense (benefit)	0.8%	(5.8)%

The difference in effective tax rate between the three months ended March 31, 2026 and 2025 is primarily related to an increase in the valuation allowance on the deferred tax assets in the 2026 period.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The effective tax rate for the three months ended March 31, 2026 differs from the U.S. federal income tax rate of 21.0% primarily due to the increase in the valuation allowance discussed below, state income taxes and non-deductible compensation costs related to the Edge Incentive Units. The effective tax rate for the three months ended March 31, 2025 differs from the U.S. federal income tax rate of 21.0% primarily due to the valuation allowance on the realization of deferred tax assets.

The Company assesses the deferred tax assets for recoverability on a quarterly basis. In assessing the realizability of deferred tax assets, the Company evaluates whether it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (“NOL”) carryforwards are available. During the three months ended March 31, 2026, the Company increased the valuation allowance and recorded a corresponding tax expense of $0.6 million. As of March 31, 2026, the Company determined that a portion of its deferred tax assets can be realized and a corresponding valuation allowance has been recorded to reduce the gross deferred tax asset to the amount that is more-likely-than-not to be realized.

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

Note L – Commitments and Contingencies
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

On May 25, 2022, a plaintiff commenced derivative litigation in the United States District Court for the District of Delaware on behalf of the Company against Peter Cannito, Les Daniels, Reggie Brothers, Joanne Isham, Kirk Konert, Jonathan Baliff, and John S. Bolton. That litigation is captioned Yingling v. Cannito, et al., Case No. 1:22-cv-00684-MN (D. Del.). The complaint’s allegations are similar to those of a previously settled class action lawsuit filed in December 2021 (Lemen), namely, that statements about the Company’s business and operations were misleading due to alleged material weaknesses in the Company’s financial reporting internal controls. The plaintiff alleges the defendants violated Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act, breached their fiduciary duty by allowing misleading disclosures to be made, and caused the Company to overpay compensation and bonuses tied to the Company’s financial performance. As relief, the plaintiffs are seeking, among other things, compensatory and punitive damages. This litigation had previously been stayed pending resolution of the Lemen matter. Subsequent to the announcement of the Lemen settlement, the parties entered into a stipulated transfer of this matter to the United States District Court for the Middle District of Florida to be handled by the same judge overseeing the Lemen litigation. Shortly after this transfer of venue, the Court entered an administrative stay of the matter pending final resolution of the Lemen matter. In light of the final settlement of the Lemen matter during August 2025, the stay was lifted, and discovery in this matter has resumed. The defendants

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

maintain that the allegations are without merit. On August 14, 2025, the Company and the individual defendants reached an agreement-in-principle with plaintiff to settle this matter, whereby the Company would adopt certain corporate governance reforms, subject to Court approval of a final settlement agreement. After negotiating these reforms, counsel for plaintiff and counsel for the Company and individual defendants separately, and through mediation, negotiated the attorneys’ fees and expenses to be paid to plaintiff’s counsel in the amount of $0.9 million, subject to Court approval. If the settlement is not approved, discovery is expected to resume, and the Company is currently unable to predict the likely outcome of the proceedings or estimate the range of reasonably possible losses, which may be material. The Company has recognized a loss contingency of $0.9 million and a corresponding $0.9 million anticipated insurance recovery as of March 31, 2026, which is its best estimate of probable loss and recovery based on the current circumstances. The loss contingency and anticipated recovery is included as other current liabilities and prepaid expenses and other current assets in the condensed consolidated balance sheets, respectively.
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
Letters of Credit
The Company enters into letters of credit from time to time issued on its behalf by financial institutions secured by restricted cash. Letters of credit generally are available for draw down in the event the Company does not fulfill its contractual obligations. The Company had outstanding letters of credit of $0.7 million as of March 31, 2026 and December 31, 2025, respectively.

Note M – Convertible Preferred Stock
There was no activity related to the Company’s Series A Convertible Preferred Stock during the three months ended March 31, 2026. During the three months ended March 31, 2025, 1,666.62 shares of the Company’s Convertible Preferred Stock were, at the option of the holder in accordance with the Convertible Preferred Stock Certificate of Designation, converted into 566,424 shares of the Company’s common stock based on the accrued value (defined as the initial value plus accumulated paid and unpaid dividends) as of the conversion date and a conversion ratio of $3.05.

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

During 2025, Bain Capital, at its option, converted all of their remaining shares of Convertible Preferred Stock into shares of the Company’s common stock and subsequently sold such shares of common stock. As such, Bain Capital no longer holds shares of the Company’s common stock or Convertible Preferred Stock.

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

The Company previously obtained the requisite shareholder approval for the conversion of the Convertible Preferred Stock into common stock above the 19.99% Limitation (as defined below). On June 20, 2023, the Company filed with the SEC a Schedule 14C information statement pursuant to Section 14(c) of the Exchange Act, which provided notice of the approval of (i) the conversion of the Convertible Preferred Stock into shares of common stock in excess of 19.99% of the 63,852,690 shares outstanding as of October 28, 2022 immediately after giving effect to such conversion (the “Conversion Cap”) and (ii) voting rights of the aggregate number of votes to which all holders of outstanding shares of Convertible Preferred Stock are entitled to vote in excess of 19.99% of the aggregate number of votes to which all shareholders of the Company were entitled to vote as of October 28, 2022 (including the holders of shares of Convertible Preferred Stock) (the “Voting Cap” and, together with the Conversion Cap, the “19.99% Limitation”).

As of March 31, 2026, the 46,505.13 outstanding shares of Convertible Preferred Stock were convertible into approximately 16,079,001 shares of the Company’s common stock. The holders of Convertible Preferred Stock are entitled to vote with the holders of common stock, on an as-converted basis. In addition, holders of Convertible Preferred Stock have the right, at their option and at any time, to convert their shares into shares of common stock. Each share of Convertible Preferred Stock will mandatorily convert upon achieving thresholds related to the Company’s market capitalization and profitability metrics and the Company is required to make an offer to repurchase the outstanding Convertible Preferred Stock upon a fundamental change.

Dividends on the Convertible Preferred Stock can be paid in either cash or in kind in the form of additional shares of Convertible Preferred Stock (such payment in kind, “PIK”), at the option of the Company, subject to certain exceptions. If paid in cash, such dividends will be paid at a rate of 13% per annum, subject to certain adjustments and exceptions or, if the Company issues PIK dividends, at a rate of 15% per annum, subject to certain adjustments and exceptions. Each holder of Convertible Preferred Stock has been given certain registration rights pursuant to the Registration Rights Agreement, dated October 28, 2022. As of March 31, 2026, the accumulated but not declared or paid dividends on the Convertible Preferred Stock were $2.5 million.

Subsequent to March 31, 2026, on April 15, 2026, the Company declared to pay the dividend due on May 1, 2026 in cash for an amount of $3.0 million.

Liquidation Preference
The Convertible Preferred Stock ranks senior to the Company’s common stock. In the event of any liquidation or winding up of the Company, the holders of the Convertible Preferred Stock shall be entitled to receive in preference to the holders of the Company’s common stock the greater of (a) the greater of (i) two times the Initial Value (defined as $1,000 per share) and (ii) the Initial Value plus accrued and unpaid dividends, whether or not declared, and (b) the amount that would have been received based on the if-converted Accrued Value, defined as Initial Value plus accrued and unpaid dividends, whether or not declared. As of March 31, 2026 and December 31, 2025, the liquidation preference of the Convertible Preferred Stock was $136.7 million and $118.4 million, respectively.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note N – Revenues
The following table presents the disaggregation of revenue according to segment:

	Three Months Ended March 31, 2026
	Space	Defense Tech	Total
Revenue percentage by recognition method
Over time	94%	21%	60%
Point in time	6	79	40
Total revenues	100%	100%	100%
Revenues by customer grouping
Civil space	$19,649	$455	$20,104
National security	8,515	37,459	45,974
Commercial and other	24,505	6,389	30,894
Total revenues	$52,669	$44,303	$96,972
Revenues by customer’s geographic location
U.S.	$26,734	$24,314	$51,048
Europe	25,935	9,287	35,222
Other	—	10,702	10,702
Total revenues	$52,669	$44,303	$96,972

	Three Months Ended March 31, 2025
	Space	Defense Tech	Total
Revenues percentage by recognition method
Over time	98%	100%	98%
Point in time	2	—	2
Total revenues	100%	100%	100%
Revenues by customer grouping
Civil space	$18,073	$62	$18,135
National security	12,315	7,153	19,468
Commercial and other	21,745	2,047	23,792
Total revenues	$52,133	$9,262	$61,395
Revenues by customer’s geographic location
U.S.	$27,815	$9,172	$36,987
Europe	24,301	—	24,301
Other	17	90	107
Total revenues	$52,133	$9,262	$61,395

Customers comprising 10% or more of revenues are presented below for the following periods:

	Three Months Ended
	March 31, 2026	March 31, 2025
Customer B(1)	$—	$6,268
Customer D(1)	17,033	14,082
Customer E(1)	13,243	—
(1) While revenue may have been generated during each of the periods presented, amounts are only disclosed for the periods in which revenues represented 10% or more of total revenue.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Contract Balances
The table below presents the contract assets and contract liabilities included on the condensed consolidated balance sheets for the following periods:

	March 31, 2026	December 31, 2025
Contract assets	$61,440	$44,019

Contract liabilities	$79,847	$60,119

The increase in contract assets during 2026 was primarily driven by production incurred on related contracts resulting in revenue recognized and the timing of billable milestones occurring during the three months ended March 31, 2026.

The increase in contract liabilities during 2026 was primarily driven by increased bookings with advanced payments during the three months ended March 31, 2026. Revenue recognized in the three months ended March 31, 2026 that was included in the contract liability balance as of December 31, 2025 was $31.4 million. Revenue recognized in the three months ended March 31, 2025 that was included in the contract liability balance as of December 31, 2024 was $30.4 million.

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

When the Company’s estimate of total costs to be incurred to satisfy a performance obligation exceeds the expected revenue, the Company recognizes the loss immediately by recording a loss reserve which is included in other current liabilities on the condensed consolidated balance sheets. When the Company determines that a change in estimate has an impact on the associated profit of a performance obligation, the Company records the cumulative positive or negative adjustment in the consolidated statement of operations and comprehensive income (loss). Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results.

Net EAC adjustments can have a significant effect on reported revenues and gross profit. The below table summarizes the favorable (unfavorable) impact on gross profit from the net EAC adjustments for the following periods:

	Three Months Ended
	March 31, 2026	March 31, 2025
Net EAC adjustments, before income taxes	$(1,102)	$(3,098)
Net EAC adjustments, net of income taxes	(1,093)	(2,918)
Net EAC adjustments, net of income taxes, per diluted share	(0.01)	(0.04)

The net unfavorable EAC adjustments in 2026 were primarily due to $6.8 million net unfavorable adjustments in the Space segment as a result of an increase in estimates made for the programmatic and technical assumptions based on the nature and technical complexity of the work to be performed to meet customer specifications. This was partially offset by $5.6 million of net favorable adjustments in the Defense Tech segment, inclusive of the reversal of loss reserves in the amount of $3.6 million. The net unfavorable EAC adjustments in 2025 were primarily due to additional unplanned labor and increased production costs as it relates to the development of new technologies required to meet customer specifications in the Company’s Space segment.

Remaining Performance Obligations
As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $393.4 million. The Company expects to recognize approximately 68% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note O – Equity-Based Compensation
Incentive Units
The Company’s former parent, AE Red Holdings, LLC (formerly known as Redwire Holdings, LLC) (“Holdings”) adopted a written compensatory benefit plan (the “Class P Unit Incentive Plan”) to provide incentives to existing or new employees, officers, managers, directors, or other service providers of the Company or its subsidiaries in the form of Holdings’ Class P Units (“Incentive Units”). As amended, the Tranche I and the Tranche III Incentive Units became fully vested in 2021. Holdings also amended the Class P Unit Incentive Plan so that the Tranche II Incentive Units would vest on any liquidation event, as defined in the Class P Unit Incentive Plan, rather than only upon consummation of the sale of Holdings, subject to the market-based condition stipulated in the Class P Unit Incentive Plan prior to its amendment. During the three months ended March 31, 2026, the market-based vesting condition for Tranche II was met. All compensation expense was recognized during 2021 and 2022 and as of March 31, 2026, all Tranches were fully vested.

The former parent of Edge Autonomy, Ultimate Holdings, adopted a written compensatory benefit plan (the “Edge Incentive Unit Plan”) to provide incentives to existing or new employees, officers, managers, directors, or other service providers of Edge Autonomy or its subsidiaries in the form of Ultimate Holdings’ Class A and B Units (“Edge Incentive Units”). In June 2025, subsequent to the Edge Autonomy acquisition, Ultimate Holdings amended the Edge Incentive Unit Plan, which caused the Tranche I Edge Incentive Units to vest as of the amended date, the Tranche II Edge Incentive Units to vest on the first anniversary of the Edge Autonomy acquisition date, and the Tranche III Edge Incentive Units to vest on the second anniversary of the Edge Autonomy acquisition date. In connection with the amended Edge Incentive Unit Plan the Company determined the weighted average fair value at the modification date of the Edge Incentive Units as $13.94 per unit using Black-Scholes OPM with the following assumptions:

June 23, 2025
Strike price	$1.00 to $7.71
Redwire common stock price	$15.36
Time to exit	1.52 to 2.52 years
Expected volatility	94.00% to 89.30%
Risk-free rate of return	3.88% to 3.78%
Expected annual dividend yield	—%

Both Tranche II and III vesting is subject to the employee’s continued employment with the Company. The fair value determined at the date of the amendment of the Edge Incentive Unit Plan was immediately recognized as compensation expense for Tranche I. Compensation expense for Tranche II and III is being derived over the service period of one and two years, respectively, and recognized on a straight-line basis. During the three months ended March 31, 2026, an acceleration clause for Tranche II and III was met and as such, both Tranches were considered fully vested as of March 31, 2026, with no remaining service requirement. The Company recognized the remaining $42.5 million of compensation cost during the three months ended March 31, 2026 due to the accelerated vesting of Tranche II and III. There is no remaining expense related to the Edge Incentive Units as of March 31, 2026.

2021 Omnibus Incentive Plan
Shares of the Company’s stock reserved for grants under the 2021 Omnibus Incentive Plan (the “Plan”) were 16,964,852 and 13,126,536 as of March 31, 2026 and December 31, 2025, respectively. Incentive stock options may only be granted to employees and officers employed by the Company. The Plan appoints the Board, the Compensation Committee or such other committee consisting of two or more individuals appointed by the Board to administer the Plan. The Company issues stock awards under the Plan in the form of incentive units, non-qualified stock options, time-based restricted stock units, and performance-based restricted stock units.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The Company did not grant any options under the Plan during the three months ended March 31, 2026 and 2025 and there were no forfeitures or expirations of stock options during the three months ended March 31, 2026.

The table below presents the activity of stock options under the Plan:

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2025	1,729,272	$2.65	$6.99	6.04
Exercised	(60,000)	1.80	3.13
Outstanding as of March 31, 2026	1,669,272	$2.68	$7.13	5.77

As of March 31, 2026, there was no remaining unrecognized compensation cost related to stock options granted under the Plan and there were 1,669,272 stock options that were vested and exercisable. The intrinsic value of all options outstanding and exercisable at March 31, 2026 and December 31, 2025 was $3.8 million and $3.4 million, respectively.

Performance-based Restricted Stock Units
The Plan authorizes the grant of performance-based restricted stock units (“PSUs”). The PSUs generally vest upon completion of a three-year period (“Performance Period”). For awards granted in 2023 and 2024, the number of shares, if any, that are ultimately awarded is contingent upon the Company’s closing price per share at the end of the Performance Period and continued employment or service to the Company. For awards granted in 2025, the number of shares, if any, that are ultimately awarded is contingent upon the Company’s share performance compared to the Russell Index 2000 Total Return for the period of January 1, 2025 through December 31, 2027 and continued employment with or service to the Company. The PSU awards allow the grantee to earn between 0% and 200% of the target award based on the Company’s closing stock price per share at the end of the Performance Period. The performance share payout is based on a market condition, and as such, the awards are valued using a Monte Carlo simulation model on the grant date. The model generates the fair value of the award at the grant date, which is then recognized as compensation expense on a straight-line basis over the requisite service period. The Company recognizes forfeitures as they occur.

During the three months ended March 31, 2026, the Company did not grant any PSUs under the Plan.

The table below presents the activity of PSUs under the Plan:

	Number of PSUs	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,050,057	$18.45	1.3	$7,980
Forfeited	(10,579)	22.86
Outstanding as of March 31, 2026	1,039,478	$18.37	1.0	$8,836

As of March 31, 2026, total unrecognized compensation cost related to unvested PSUs granted under the Plan was $8.1 million and is expected to be recognized over a weighted-average period of 1.0 years.

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

During the three months ended March 31, 2026, the Company granted 88,218 RSUs under the Plan to certain employees and non-employee directors pursuant to the Plan. The RSUs granted to employees follow the vesting terms and conditions as described above for stock options and the RSUs granted to non-employee directors vest over one year. The weighted average grant date fair value of these awards was $10.96 per share.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the activity of RSUs under the Plan:

	Number of RSUs	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested as of December 31, 2025	1,967,811	$13.49	1.1	$14,955
Granted	88,218	10.96
Forfeited	(28,551)	12.27
Unvested as of March 31, 2026	2,027,478	$12.92	0.9	$17,234

As of March 31, 2026, total unrecognized compensation cost related to unvested RSUs granted under the Plan was $14.3 million and is expected to be recognized over a weighted-average period of 1.5 years.

Employee Stock Purchase Plan
On September 2, 2021, the Company’s Board adopted the Redwire Corporation 2021 Employee Stock Purchase Plan (the “ESPP”) which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. Shares of the Company’s common stock reserved for grants under the ESPP were 5,270,181 and 3,351,023 as of March 31, 2026 and December 31, 2025, respectively. The ESPP appoints the Compensation Committee to administer the ESPP. Under the ESPP, each offering has an enrollment period during which each eligible employee has the option to enroll allowing the eligible employee to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the ESPP is generally for five months, which can be modified from time to time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price. The applicable purchase price is calculated as an amount equal to 85% of the fair market value of the Company’s common stock at either the beginning or end of each offering period, whichever is less. A participant must designate in the enrollment package the percentage (if any) up to 15% of compensation to be deducted during that offering period for the purchase of stock under the ESPP, subject to certain limitations. As of March 31, 2026, the Company had four completed offering periods and one active offering period.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the five-month offering period. The Company utilizes the Black-Scholes OPM to compute the fair market value of shares under the ESPP for each offering period. As of March 31, 2026, an aggregate of 444,590 shares had been purchased and 4,825,591 shares were available for future sales under the ESPP.

The table below presents the equity-based compensation expense recorded for the following periods:

	Three Months Ended
	March 31, 2026	March 31, 2025
Cost of sales
Edge Incentive Units	$474	$—
ESPP	52	108
Restricted stock units	280	375
Performance-based restricted stock units	—	21
Total cost of sales	$806	$504
Selling, general and administrative expenses
Edge Incentive Units	$42,057	$—
ESPP	61	59
Stock options	—	112
Restricted stock units	2,036	1,025
Performance-based restricted stock units	1,775	1,212
Total selling, general and administrative expenses	$45,929	$2,408

Total equity-based compensation expense	$46,735	$2,912

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note P – Net Income (Loss) per Common Share
The table below presents a reconciliation of the basic and diluted net income (loss) per share that were computed for the following periods:

	Three Months Ended
	March 31, 2026	March 31, 2025
Numerator:
Net income (loss)	$(76,502)	$(2,948)
Less: dividends on Convertible Preferred Stock	1,512	3,531
Net income (loss) available to common shareholders	$(78,014)	$(6,479)
Denominator:
Weighted-average common shares outstanding:
Basic and diluted	193,672,276	71,192,148
Net income (loss) per common share:
Basic and diluted	$(0.40)	$(0.09)
Net income (loss) available to common shareholders (the numerator) is calculated by deducting both dividends declared and accumulated, regardless of the form of payment, during the period from Net income (loss) as presented on the condensed consolidated statements of operations and comprehensive income (loss).

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
Because the Company had a net loss for all periods presented, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented. Please refer to Note D – Fair Value of Financial Instruments, Note J – Warrants and Capital Stock Transactions, Note M – Convertible Preferred Stock, and Note O – Equity-Based Compensation for additional information on the Company’s warrants, Convertible Preferred Stock, and equity-based compensation awards, respectively.

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

The table below presents details of the Company’s related party transactions included in the condensed consolidated balance sheets and the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

	As of
	March 31, 2026	December 31, 2025
Accounts receivable:
Related Party A	$281	$330
Related Party B	586	45
	$867	$375

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues:
Related Party A	$—	$992
Related Party B	162	780
	$162	$1,772

In the normal course of business, the Company participates in related party transactions with certain vendors and customers where AEI maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. For the three months ended March 31, 2026 and 2025, respectively, transactions with other companies in AEI’s investment portfolio, not separately disclosed, did not have a material impact on the Company’s condensed consolidated financial statements.

Please refer to Note M – Convertible Preferred Stock, for related party transactions associated with the Company’s debt and Convertible Preferred Stock.

Note R – Segment Reporting
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

The Company operates in two operating segments and two reportable segments, Space and Defense Tech. The Space segment develops and provides next-generation spacecraft, large infrastructure, and microgravity capabilities to serve civil, national security, and commercial space customers. The Defense Tech segment develops and provides combat proven autonomous systems, optical sensors and radio frequency payloads that provide intelligence, surveillance, and reconnaissance capabilities for U.S. and allied nations across multiple domains.

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

The Company has intra- and inter-segment sales and costs, which are eliminated in the reportable Segment Adjusted EBITDA figures below. The Company had $0.8 million and $1.1 million of inter-segment sales and costs during the three months ended March 31, 2026 and 2025, respectively, which are eliminated in consolidation. Further information related to the Company’s products and services and geographical distribution of revenues is disclosed in Note N – Revenues.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The following tables provide a reconciliation of Segment Adjusted EBITDA to consolidated income (loss) before taxes:

Three Months Ended March 31, 2026	Space	Defense Tech	Total
Revenues	$52,669	$44,303	$96,972
Less:
Cost of sales	47,766	23,398	71,164
Selling, general and administrative	4,398	59,902	64,300
Research and development	4,508	7,905	12,413
Reportable segment income (loss) from operations	$(4,003)	$(46,902)	$(50,905)
Less:
Other (income) expense, net	102	127	229
Add:
Depreciation and amortization expense	1,622	8,840	10,462
Severance costs	168	87	255
Equity-based compensation expense	670	43,240	43,910
Acquisition integration cost	—	225	225
Reportable Segment Adjusted EBITDA	$(1,645)	$5,363	$3,718

Reconciliation of reportable segment results to consolidated income (loss) before taxes:
Interest expense, net			(2,467)
Depreciation and amortization expense			(11,250)
Severance costs			(262)
Equity-based compensation expense			(46,735)
Transaction expenses			(40)
All other corporate charges(1)			(15,675)
Debt financing costs and extinguishment losses			(2,925)
Acquisition integration cost			(225)
Income (loss) before income taxes			$(75,861)
(1) All other corporate charges mainly consists of corporate overhead costs maintained at the corporate level, including gains and losses related to financial instruments measured at fair value. These expenses include costs relating to treasury, accounting, consulting, advisory, legal, tax and audit, insurance, financial reporting services and various administrative expenses related to the corporate headquarters.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Three Months Ended March 31, 2025	Space	Defense Tech	Total
Revenues	$52,133	$9,262	$61,395
Less:
Cost of sales	45,155	7,199	52,354
Selling, general and administrative	3,086	295	3,381
Research and development	684	47	731
Reportable segment income (loss) from operations	$3,208	$1,721	$4,929
Less:
Other (income) expense, net	(1,200)	—	(1,200)
Add:
Depreciation and amortization expense	1,998	624	2,622
Severance costs	177	—	177
Equity-based compensation expense	918	150	1,068
Reportable Segment Adjusted EBITDA	$7,501	$2,495	$9,996

Reconciliation of reportable segment results to consolidated income (loss) before taxes:
Interest expense, net			(3,594)
Depreciation and amortization expense			(3,046)
Severance costs			(177)
Equity-based compensation expense			(2,912)
Transaction expenses			(3,799)
All other corporate charges(1)			402
Income (loss) before income taxes			$(3,130)
(1) All other corporate charges mainly consists of corporate overhead costs maintained at the corporate level, including gains and losses related to financial instruments measured at fair value. These expenses include costs relating to treasury, accounting, consulting, advisory, legal, tax and audit, insurance, financial reporting services and various administrative expenses related to the corporate headquarters.

Capital Expenditures
The following table provides capital expenditures by segment:

	March 31, 2026	March 31, 2025
Capital expenditures
Space	$597	$1,864
Defense Tech	3,953	100
Total segment capital expenditures	$4,550	$1,964
Corporate activities	1,486	2,091
Total capital expenditures	$6,036	$4,055

Note S – Subsequent Events
On May 6, 2026, the Company entered into an Equity Distribution Agreement (the “2026 ATM Agreement”) by and between the Company, Truist Securities, Inc., J.P. Morgan Securities LLC, BofA Securities, Inc., TCBI Securities, Inc., doing business as Texas Capital Securities, A.G.P./Alliance Global Partners, B. Riley Securities, Inc., Canaccord Genuity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC (each an “Agent” and collectively, the “Agents”). Pursuant to the terms of the 2026 ATM Agreement, the Company may sell, from time to time through or to the Agents, as the Company’s sales agent and/or as principal, shares of its common stock, par value $0.0001 per share (the “Shares”), having an aggregate gross sales price of up to $350 million. The sales, if any, of the Company’s common stock made under the 2026 ATM Agreement may be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE, on any other existing trading market for the shares of common stock, or to or through a market maker other than on an exchange. The Agents will use commercially reasonable efforts consistent with their normal trading and sales practices and applicable laws and regulations to sell the Shares from time to time, based upon the Company’s instructions (including any price or size limits the Company imposes). The Company intends to use the net proceeds from the offering, after deducting the Agents’ commissions and the Company’s offering expenses, for working capital purposes and other general corporate purposes, which may include financing of capital expenditures, repayment or refinancing of outstanding debt, financing acquisitions or investments, financing other business opportunities, and general working capital purposes.

For sales of Shares through the Agents, the Company will pay the Agents a commission of up to 3% of the gross sales price per Share. The Company may also sell Shares to the Agents as principal for the Agents’ own account at a price agreed upon at the time of sale. If the Company sells Shares to the Agents as principal, the Company will enter into a separate terms agreement with the Agents. The Company has no obligation to sell any Shares under the 2026 ATM Agreement, and may at any time suspend the offering of Shares under the 2026 ATM Agreement. Unless earlier terminated as provided below, the 2026 ATM Agreement will automatically terminate upon the issuance and sale of all of the Shares subject to the 2026 ATM Agreement. The Company and each Agent, solely with respect to its own obligations, may terminate the 2026 ATM Agreement at any time by written notice.

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

Business Overview
Redwire is an integrated space and defense company focused on advanced technologies including next-generation spacecraft, space infrastructure, autonomous systems and multi-domain operations leveraging digital engineering and artificial intelligence automation. Redwire’s proven and reliable airborne and space-based capabilities include our space and defense technology and platform offerings of avionics, sensors, and payloads; power generation; structures and mechanisms; radio frequency (“RF”) systems; airborne and spacecraft platforms and missions; and microgravity payloads. Redwire combines decades of flight heritage and proven experience with an agile and innovative culture.

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

Redwire’s Defense Tech segment focuses on delivering combat-proven autonomous systems, optical sensors, advanced optics, resilient energy solutions and radio frequency payloads that provide intelligence, surveillance, and reconnaissance capabilities for customers including the U.S. Department of War (“DoW”, formerly known as the Department of Defense), U.S. Federal Civilian Agencies and allied governments across multiple domains. Our defense technology offerings include field-proven airborne products and services that have decades of innovation and more than 400,000 flight hours. Key operations include developing and manufacturing Uncrewed Aerial Systems (“UAS”) for commercial, government, and military applications in areas such as surveillance, logistics, reconnaissance, border security, and emergency response. Redwire is committed to delivering innovative space and airborne platforms to help transform the future of multi-domain operations.

The following discussion should be read along with the financial statements included in this Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources,” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026 (the “Company’s Annual Report”), which provides additional information on our business, the environment in which we operate and our operating results.
Recent Developments
During the first quarter of 2026:
•Revenues increased 58% for the three months ended March 31, 2026 compared to the same period in 2025.
•Gross margin increased to 27% for the three months ended March 31, 2026 from 15% during the same period in 2025.
•Net loss increased $73.6 million for the three months ended March 31, 2026 compared to the same period in 2025.
•Book-to-bill ratio increased to 1.92 for the three months ended March 31, 2026 from 0.92 for the same period in 2025.
•Backlog increased to $498.1 million as of March 31, 2026 from $411.2 million as of December 31, 2025.
•Awarded a $12.8 million contract to deliver Extensible Low-Profile Solar Array (“ELSA”) wings to Moog, Inc. marking the first sale of ELSA, a new high-performance, low-mass solar array product.

•Received purchase orders totaling more than $20.0 million during the first quarter supporting the Portfolio Acquisition Executive Robotic Autonomous Systems Aircraft Program Management Office Family of Small UAS Team, encompassing the Marine Corps’ first acquisition of the Advanced Navigation version of the Stalker Block 30.
•Supported a cancer therapy investigation led by Aspera Biomedicines that launched during the quarter using PIL-BOX; in addition, announced the award of an additional $4.0 million from NASA to support new drug development investigations on the International Space Station.
•Awarded a contract to develop a quantum-secure satellite under the European Space Agency’s Quantum Key Distribution Satellite (“QKDSat”) program as part of a multi-country consortium that includes Honeywell Aerospace.
•Subsequent to the end of the first quarter of 2026, Redwire’s advanced imaging and navigation technology launched on board the Orion spacecraft as part of NASA’s historic Artemis II mission, the first crewed mission for the Artemis program.

Industry and Regulatory Updates
U.S. Budget Environment
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

In March 2026, NASA announced a strategic shift in its lunar exploration program, pausing further development of the Lunar Gateway space station to focus resources on establishing a sustained human presence at the Moon’s South Pole. Under the revised plan, approximately $20 billion in projected funding over the next seven years is being redirected from orbital infrastructure toward surface‑based systems and habitation capabilities. This realignment is expected to accelerate timelines associated with developing a permanent lunar surface base and related mission support activities. The full impact of this policy shift is still being evaluated across the industry.

International Developments
In March 2025, the European Commission introduced the Readiness 2030 package (previously dubbed “ReArm Europe”), to deploy nearly €800 billion over four years for collective defense, including drone systems, missile defense, cyber and autonomous platforms. The package includes a suspension of fiscal constraints allowing up to 1.5% of Gross Domestic Product (“GDP”) to be put toward additional defense spending and launched the €150 billion Safe Action for Europe (“SAFE”) loan facility. During the first quarter of 2026, implementation of the Readiness 2030 initiative advanced, including adoption of implementing decisions for multiple member states under the SAFE financing mechanism and expected initial loan disbursements beginning in the second quarter of 2026.

The European Commission formally introduced the EU Space Act in June 2025 as a proposed regulation to harmonize legal frameworks across the EU for space activities. It establishes a single market for space service providers and applies to EU and non-EU operators whose activities impact the EU internal market. The regulatory structure will be focused on three areas: safety (including orbital debris mitigation and space situational awareness), resilience (including space-based cybersecurity), and sustainability (including in-orbit servicing). If enacted by the European Parliament and Council, the regulation is designed to apply from January 1, 2030, with a two‑year transition period for existing missions not yet launched by that date. Discussions and commentary on the EU Space Act progressed during the first quarter of 2026, but no comprehensive language has yet been agreed by relevant stakeholders.

U.S. and international government spending levels and timely funding thereof may adversely affect our financial condition and operating performance over the short and long term. Please refer to Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q, for additional information related to government funding risks.

Geopolitical Environment
We operate in a complex and evolving global space and defense environment and our business is affected by geopolitical issues. Russia’s invasion of Ukraine significantly elevated global geopolitical tensions and security concerns, and following the acquisition of Edge Autonomy, a portion of the combined company’s sales are to customers in Ukraine. Those sales have been declining and may continue to decline in the event that the war and hostilities in Ukraine end, decline or change, or as a result of changes in international support for military assistance to Ukraine. Additionally, U.S. involvement in the conflict with Iran may have an impact on U.S. and allied defense spending, but the current impact remains unclear.

Results of Operations
Substantially all of our contracts within the Space segment and some of our contracts within the Defense Tech segment are accounted for under the percentage-of-completion cost-to-cost method. As a result, revenues on contracts are recorded over time based on progress towards completion for a particular contract, including the estimate of the profit to be earned at completion. The following discussion of material changes in consolidated revenues should be read in tandem with the subsequent discussion of changes in consolidated cost of sales because changes in revenues are typically accompanied by a corresponding change in cost of sales due to the nature of the percentage-of-completion cost-to-cost method.

Net EAC Adjustments
We record changes in costs estimated at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported revenues and gross profit and the table below presents the aggregate amounts for the following periods:

	Three Months Ended
(dollars in thousands)	March 31, 2026	March 31, 2025
Gross favorable	$8,356	$3,470
Gross unfavorable	(9,458)	(6,568)
Total net EAC adjustments impact to gross profit	$(1,102)	$(3,098)
The Company evaluates the contract value and cost estimates at completion for performance obligations no less frequently than quarterly, and more frequently when circumstances significantly change. Changes in contract estimates occur for a variety of reasons including, but not limited to, changes in contract scope, labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, volume assumptions, inflationary trends, and schedule and performance delays. We utilize information available to us at the time when revising our estimates and apply consistent judgment across the full portfolio of programs. The gross unfavorable EAC adjustments in 2026 were primarily due to $6.8 million unfavorable adjustments in the Space segment as a result of an increase in estimates made for the programmatic and technical assumptions based on the nature and technical complexity of the work to be performed to meet customer specifications. This was partially offset by $5.6 million of favorable adjustments in the Defense Tech segment, inclusive of the reversal of loss reserves in the amount of $3.6 million. Refer to Note N – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information.

Results of operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025:

	Three Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	March 31, 2026	% of revenues	March 31, 2025	% of revenues
Revenues	$96,972	100%	$61,395	100%	$35,577	58%
Cost of sales	71,164	73	52,354	85	18,810	36
Gross profit	25,808	27	9,041	15	16,767	185
Operating expenses:
Selling, general and administrative expenses	82,887	85	18,746	31	64,141	342
Transaction expenses	40	—	3,799	6	(3,759)	(99)
Research and development	12,582	13	813	1	11,769	1,448
Operating income (loss)	(69,701)	(72)	(14,317)	(23)	(55,384)	387
Interest expense, net	2,467	3	3,594	6	(1,127)	(31)
Loss on extinguishment of debt	2,545	3	—	—	2,545	100
Other (income) expense, net	1,148	1	(14,781)	(24)	15,929	(108)
Income (loss) before income taxes	(75,861)	(78)	(3,130)	(5)	(72,731)	2,324
Income tax expense (benefit)	641	1	(182)	—	823	(452)
Net income (loss)	$(76,502)	(79)%	$(2,948)	(5)%	$(73,554)	2495%
For purposes of the following discussion and analysis, the financial impact related to the June 2025 acquisition of Redwire Defense Tech Intermediate Holdings, LLC (f/k/a Edge Autonomy Intermediate Holdings, LLC) and its subsidiaries, is referred to as the “Edge Autonomy Acquisition.”

Revenues
Revenues increased by $35.6 million, or 58%, for the three months ended March 31, 2026, as compared to the three months ended

March 31, 2025. The increase in revenues is primarily driven by $36.4 million of revenues related to the Edge Autonomy Acquisition and $4.0 million of revenue related to a favorable shift in the Company’s contract mix. The increase is partially offset by $4.8 million of net unfavorable EAC adjustments for the three months ended March 31, 2026 as compared to $3.1 million of net unfavorable EAC adjustments for the same period in 2025.

Cost of Sales
Cost of sales increased $18.8 million, or 36%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The year-over-year increase in cost of sales was primarily driven by $19.3 million of costs related to the Edge Autonomy Acquisition, which was completed in the second quarter of 2025 and therefore has no comparable amounts in the first quarter of 2025.

Gross Profit and Margin
Gross profit increased $16.8 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Further, as a percentage of revenues, gross margin increased to 27% for the three months ended March 31, 2026 from 15% during the same period in 2025. The year-over-year increase in gross profit and margin was primarily driven by the Edge Autonomy Acquisition amounting to $17.1 million. Further, this amount was offset by $1.1 million due to net unfavorable EAC adjustments for the three months ended March 31, 2026. Please refer to Note N – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $64.1 million for the three months ended March 31, 2026, as compared with the same period in 2025. This contributed to a year-over-year increase of SG&A as a percentage of revenue to 85% for the three months ended March 31, 2026 from 31% for the same period in 2025. The year-over-year increase was primarily due to $59.1 million in SG&A expenses related to the Edge Autonomy Acquisition, including $42.1 million related to the accelerated vesting of the Edge Incentive Units, for which there was no comparable cost in the same period of 2025. The increase was further driven by increased costs for acquisition integration support and increased investment in bid and proposal solicitation activities.

Transaction Expense
Transaction expenses decreased $3.8 million for the three months ended March 31, 2026, as compared with the same period in 2025. The decrease is primarily due to pre-acquisition costs incurred during the three months ended March 31, 2025, consisting of due diligence and expenses related to prospective acquisitions, including the Edge Autonomy Acquisition of which there is minimal comparable expense during the three months ended March 31, 2026.

Research and Development
Research and development expenses increased $11.8 million during the three months ended March 31, 2026, as compared with the same period in 2025. The increase is primarily related to $7.9 million of costs related the Edge Autonomy Acquisition for which there was no comparable costs during same period in 2025. The remaining increase of $3.9 million is primarily driven by strategic investments in the development of high potential, emerging opportunities within the Space segment.

Interest Expense, net
Interest expense, net decreased $1.1 million for the three months ended March 31, 2026, as compared with the three months ended March 31, 2025. The decrease was due to a decrease in the effective interest rate year-over-year primarily due to a reduced interest rate on the JPM A&R Credit Agreement entered into during the three months ended March 31, 2026 and the Company no longer holding the term loans and revolver loans under the Adams Street Credit Agreement. Refer to Note H – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Loss on Extinguishment of Debt
The Company recognized $2.5 million as a loss on extinguishment of debt related to the write-off of unamortized discount and deferred financing costs associated with the refinancing of the JPM A&R Credit Agreement and the termination of the Adams Street Credit Agreement. Please refer to Note H – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net increased by $15.9 million for the three months ended March 31, 2026, from net income to net expense as compared to the same period in 2025. The year-over-year change was primarily due to loss recognized as a result of changes in the fair value of the private warrant liability of $0.3 million during the three months ended March 31, 2026 as compared to a $13.6 million gain recognized during the same period of 2025, resulting in a total change of $14.0 million. Refer to Note D – Fair Value of Financial Instruments of the accompanying notes to the condensed consolidated financial statements for additional information related to the fair value of private warrants.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Three Months Ended
(in thousands, except percentages)	March 31, 2026	March 31, 2025
Income tax expense (benefit)	$641	$(182)
Effective tax rate expense (benefit)	0.8%	(5.8)%

The Company recorded tax expense of $0.6 million for the three months ended March 31, 2026, as compared to a tax benefit of $0.2 million for the three months ended March 31, 2025. This change in income tax expense is primarily related to the increase in the valuation allowance for the three months ended March 31, 2026. Refer to Note K – Income Taxes of the accompanying notes to the condensed consolidated financial statements for further discussion.

Business Segment Results of Operations
The Company operates in two business segments: Space and Defense Tech. We organize our business segments based on the nature of products and services offered and based on the financial information that is provided and regularly reviewed by the CODM in deciding how to allocate resources and in assessing performance.

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

Revenues, cost of sales and operating profit for each of our business segments were as follows:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Revenues
Space	$52,669	$52,133
Defense Tech	44,303	9,262
Total revenues	$96,972	$61,395
Cost of sales
Space	$47,766	$45,155
Defense Tech	23,398	7,199
Total cost of sales	$71,164	$52,354
Operating income (loss)
Space	$(4,003)	$3,208
Defense Tech	(46,902)	1,721
Total business segment operating income (loss)	$(50,905)	$4,929
Unallocated items
Corporate charges	$18,756	$15,447
Transaction expenses	40	3,799
Total unallocated, net	18,796	19,246
Total consolidated operating income (loss)	$(69,701)	$(14,317)
Corporate charges mainly consists of corporate overhead costs maintained at the corporate level, including gains and losses related to financial instruments measured at fair value. These expenses include costs relating to treasury, accounting, consulting, advisory, legal, tax and audit, insurance, financial reporting services and various administrative expenses related to the corporate headquarters.

Space
Redwire’s Space segment focuses on delivering next-generation spacecraft; large space infrastructure; critical avionics, as well as microgravity capabilities to serve civil, national security, and commercial space customers. Space’s operating results included the following:

(in thousands, except percentages)	March 31, 2026	March 31, 2025
Revenues	$52,669	$52,133
Operating income (loss)	$(4,003)	$3,208
Operating margin	(8)%	6%

Space segment revenues increased by $0.5 million, or 1%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The year-over-year increase in revenues is primarily related to timing in the stage of production cycles year-over-year for certain contracts in the next-generation space and space infrastructure offering. This increase is partially offset by $6.8 million of net unfavorable EAC adjustments for the three months ended March 31, 2026 as compared to $2.6 million of net unfavorable EAC adjustments for the same period in 2025.

Operating income (loss) decreased by $7.2 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Operating margin also decreased from 6% to (8)% year-over-year. The decrease in operating income (loss) and margin is partially due to a decrease in gross margin as a result of the unfavorable EAC adjustments recognized during the three months ended March 31, 2026, further reducing the portfolio margin compared with the same period in 2025. The decrease is also due to increased costs for research and development of $3.8 million year-over-year as a result of the Company investing in high potential opportunities.

Defense Tech
Redwire’s Defense Tech segment focuses on delivering combat-proven autonomous systems, optical sensors and radio frequency payloads that provide intelligence, surveillance, and reconnaissance capabilities for U.S. and allied nations across multiple domains. Defense Tech’s operating results included the following:

(in thousands, except percentages)	March 31, 2026	March 31, 2025
Revenue	$44,303	$9,262
Operating income (loss)	$(46,902)	$1,721
Operating margin	(106)%	19%

Defense Tech segment revenues increased by $35.0 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The year-over-year increase in revenues was primarily due to $36.4 million of revenue related to the Edge Autonomy Acquisition.

Operating income (loss) decreased by $48.6 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Operating margin also decreased from 19% to (106)% year-over-year. The decrease in operating income (loss) and operating margin is primarily due to an increase of $42.5 million in equity-based compensation related to the accelerated vesting of the Edge Incentive Units and an $8.2 million increase in depreciation and amortization as a result of the Edge Autonomy Acquisition.

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

Adjusted EBITDA is defined as net income (loss) adjusted for interest expense, net, income tax expense (benefit), depreciation and amortization, impairment expense, transaction expenses, acquisition integration costs, acquisition earnout costs, purchase accounting fair value adjustment related to deferred revenue and inventory, severance costs, capital market and advisory fees, disposal of long-lived assets, litigation-related expenses, equity-based compensation, committed equity facility transaction costs, debt financing costs and extinguishment losses, gains on sale of joint ventures, net of costs incurred, and warrant liability change in fair value adjustment.

The table below presents a reconciliation of Adjusted EBITDA to net income (loss), computed in accordance with U.S. GAAP for the following periods:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Net income (loss)	$(76,502)	$(2,948)
Interest expense, net	2,467	3,594
Income tax expense (benefit)	641	(182)
Depreciation and amortization	11,250	3,046
Transaction expenses (i)	40	3,799
Acquisition integration costs (i)	225	—
Severance costs (ii)	262	177
Capital market and advisory fees (iii)	2,015	968
Litigation-related expenses (iv)	426	—
Equity-based compensation (v)	46,735	2,912
Debt financing costs and extinguishment losses (vi)	2,925	—
Warrant liability change in fair value adjustment (vii)	319	(13,634)
Adjusted EBITDA	$(9,197)	$(2,268)
i.Redwire incurred acquisition costs including due diligence, integration costs and additional expenses related to pre-acquisition activity.
ii.Redwire incurred severance costs related to separation agreements entered into with former employees.
iii.Redwire incurred capital market and advisory fees related to advisors assisting with the implementation of internal controls over financial reporting, including material weakness remediation efforts, and the internalization of corporate services, including, but not limited to, implementing enhanced enterprise resource planning systems across U.S. and foreign operations.
iv.Redwire incurred expenses related to settlements of legal matters.
v.Redwire incurred expenses related to equity-based compensation under Redwire’s equity-based compensation plan and Edge Incentive Units.
vi.Redwire incurred expenses related to debt financing agreements, including amendment related fees paid to third parties that are expensed in accordance with U.S. GAAP, and losses on debt extinguishments. Refer to Note H – Debt of the accompanying notes to the condensed consolidated financial statements for additional information.
vii.Redwire adjusted the private warrant liability to reflect changes in fair value recognized as a gain or loss during the respective periods.

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

Book-to-Bill
Our book-to-bill ratio was as follows for the periods presented:

	Three Months Ended		Last Twelve Months Ended
(in thousands, except ratio)	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Contracts awarded
Space	$114,567	$53,707	$298,622	$217,387
Defense Tech	71,961	2,537	273,141	33,545
Total contracts awarded	$186,528	$56,244	$571,763	$250,932
Revenues
Space	$52,669	$52,133	$210,207	$230,174
Defense Tech	44,303	9,262	160,751	47,530
Total revenues	$96,972	$61,395	$370,958	$277,704
Book-to-bill ratio
Space	2.18	1.03	1.42	0.94
Defense Tech	1.62	0.27	1.70	0.71
Total book-to-bill ratio	1.92	0.92	1.54	0.90
Book-to-bill is the ratio of total contracts awarded to revenues recorded in the same period. The contracts awarded balance includes firm contract orders, including time-and-material contracts, awarded during the period and does not include unexercised contract options or potential orders under indefinite delivery/indefinite quantity contracts. Although the contracts awarded balance reflects firm contract orders, terminations, amendments, or contract cancellations may occur which could result in a reduction to the contracts awarded balance.
We view book-to-bill as an indicator of future revenue growth potential. To drive future revenue growth, our goal is for the level of contracts awarded in a given period to exceed the revenue recorded, thus yielding a book-to-bill ratio greater than 1.0.

Our book-to-bill ratio was 1.92 for the three months ended March 31, 2026, as compared to 0.92 for the three months ended March 31, 2025. For the three months ended March 31, 2026 and 2025, none of the contracts awarded balance relates to acquired contract value.

Our book-to-bill ratio was 1.54 for the Last Twelve Months (“LTM”) ended March 31, 2026, as compared to 0.90 for the LTM ended March 31, 2025. For the LTM ended March 31, 2026, contracts awarded includes $73.7 million of acquired contract value from the Edge Autonomy acquisition, which was completed in the second quarter of 2025, and included in the Defense Tech segment. For the LTM ended March 31, 2025, contracts awarded includes $21.9 million of acquired contract value from the Hera Systems acquisition, which was completed in the third quarter of 2024, and included in the Space segment.

Backlog
The following table presents our contracted backlog as of March 31, 2026 and December 31, 2025, and related activity for the three months ended March 31, 2026 as compared to the year ended December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Organic backlog, beginning balance	$333,690	$296,652
Organic additions during the period	122,530	257,318
Organic revenue recognized during the period	(60,558)	(228,267)
Foreign currency translation	(1,964)	7,987
Organic backlog, ending balance	393,698	333,690

Acquisition-related contract value, beginning balance	77,556	—
Acquisition-related contract value acquired during the period	—	73,716
Acquisition-related additions during the period	63,998	110,444
Acquisition-related revenue recognized during the period	(36,414)	(107,114)
Foreign currency translation	(756)	510
Acquisition-related backlog, ending balance	104,384	77,556
Contracted backlog, ending balance	$498,082	$411,246

Contracted backlog by segment:
Space	$359,716	$299,804
Defense Tech	138,366	111,442

We view growth in backlog as a key measure of our business growth. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Our contracted backlog includes $104.7 million and $81.0 million in remaining contract value from contracts which recognize revenue at a point in time as of March 31, 2026 and December 31, 2025, respectively.

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

Although contracted backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog. In addition, some of our multi-year contracts are subject to annual funding. Management expects all amounts reflected in contracted backlog to ultimately be fully funded. Contracted backlog from international operations was $195.4 million and $193.1 million as of March 31, 2026 and December 31, 2025, respectively. These amounts are subject to foreign exchange rate translations from their respective local currencies to U.S. dollars that could cause the remaining backlog balance to fluctuate with the foreign exchange rate at the time of measurement.

Liquidity and Capital Resources
Our operations are primarily funded with cash flows provided by operating activities, proceeds from equity offerings, including the ATM facility, and access to existing credit facilities. As of March 31, 2026, we had $144.5 million in cash and cash equivalents and $30.0 million in available borrowings from our existing credit facilities.

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

Our ability to fund our cash needs is dependent upon the successful execution of our business strategy and future operating results. Our future operating results are subject to, among others, general economic conditions, including as a result of heightened inflation, rising interest rates and supply chain pressures, competitive dynamics in our target markets as well as legislative and regulatory factors that may be outside of our control. As part of our business and debt management strategy, we continuously evaluate opportunities to further strengthen our financial and liquidity position, including issuing additional equity or debt securities, refinancing or otherwise restructuring our existing credit facilities, or entering into new financing arrangements. There can be no assurance that any of these actions will be sufficient to allow us to adequately service our debt obligations, meet our debt covenants, or that such actions will not result in an adverse impact on our business. In the event that we require additional financing, we may not be able to secure such financing on terms acceptable to us or at all. For further information, please refer to the risk factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

We believe our existing sources of liquidity will be sufficient to meet our working capital needs and debt service obligations and to comply with our debt covenants for at least the next twelve months from the date on which our condensed consolidated financial statements were issued.

Indebtedness
Please refer to Note H – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Contractual Obligations
During the three months ended March 31, 2026, there were no material changes to the Company’s contractual obligations as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report that were outside the ordinary course of our business.

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

As of March 31, 2026 and December 31, 2025, respectively, we had $0.7 million of standby letters of credit. Our standby letters of credit outstanding generally relate to submitted proposals and performance guarantees, which are secured by our restricted cash. Refer to Note B of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s restricted cash.

Cash Flows
The table below summarizes certain information from the condensed consolidated statements of cash flows for the following periods:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Cash, cash equivalents and restricted cash at beginning of year	$95,183	$49,071
Operating activities:
Net income (loss)	(76,502)	(2,948)
Reconciling adjustments to net income (loss)	62,889	(8,266)
Changes in working capital	6,947	(33,867)
Net cash provided by (used in) operating activities	(6,666)	(45,081)
Net cash provided by (used in) investing activities	(6,036)	(4,055)
Net cash provided by (used in) financing activities	63,075	54,190
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(345)	96
Net increase (decrease) in cash, cash equivalents and restricted cash	50,028	5,150
Cash, cash equivalents and restricted cash at end of period	$145,211	$54,221

Operating activities
Net cash used in operating activities decreased by $38.4 million year-over-year. The change was primarily due to an increase of $71.2 million in the effects of reconciling adjustments to net income (loss) and a decrease in cash used by working capital of $40.8 million, partially offset by an increase of $73.6 million in cash used related to the Company’s net loss for the three months ended March 31, 2026 in comparison to 2025. The increase in non-cash adjustments is primarily related to increases in share-based compensation of $43.8 million and depreciation and amortization expense of $8.2 million both of which are primarily related to the Edge Autonomy Acquisition. The increase was also due to a loss recognized for the change in fair value of the outstanding private warrants of $0.3 million during the three months ended March 31, 2026 compared to gain of $13.6 million recognized in 2025. Please refer to Note D – Fair Value of Financial Instruments of the accompanying notes to the condensed consolidated financial statements for additional information related to the fair value of warrants. The decrease in cash used by working capital was primarily due to an increase of $19.8 million and $10.6 million in deferred revenue and accounts payable and accrued expenses, respectively, for 2026 compared to a decrease of $7.6 million and $8.2 million in deferred revenue and accounts payable and accrued expenses, respectively, for 2025 as well as an increase in cash provided by accounts receivable year-over-year. These changes were partially offset by an increase in cash used for inventory of $14.1 million year-over-year. The increases in accounts payable and accrued expenses were primarily a result of timing of payments and recognition of liability. The changes in deferred revenue and accounts receivable were primarily driven by the timing of billable milestones during the three months ended March 31, 2026 compared to 2025 and the changes in inventory are primarily related to the Edge Autonomy Acquisition.
Investing activities
Net cash used in investing activities increased by $2.0 million year-over-year. The change was due to an increase in capital expenditures primarily related to equipment and leasehold improvements.
Financing activities
Net cash provided by financing activities increased by $8.9 million during the three months ended March 31, 2026, as compared to 2025. The change was primarily due to the Company repaying an advance from third-parties of $(7.8) million during the three months ended March 31, 2025 for which there is no comparable activity during the three months ended March 31, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. In connection with the financing of our business, we have entered into variable rate term loans and revolver facilities, and, at March 31, 2026, we are exposed to interest rate risk on borrowings under our JPM A&R Credit Agreement. As of March 31, 2026, we had $90.0 million of outstanding borrowings under the JPM A&R Credit Agreement, which bears interest at fluctuating interest rates based on the Secured Overnight Financing Rate (“SOFR”), plus an applicable margin. Accordingly, a rising interest rate environment could result in higher interest expense due on borrowings under the JPM A&R Credit Agreement, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. We estimate that a hypothetical adverse change in the SOFR rate of 100 basis points would have increased our annual interest expense by approximately $0.7 million based on our outstanding debt as of March 31, 2026.

We may periodically enter into financial instruments to manage this risk, although we have not done so historically.

Foreign Currency Exchange Risk
We have exposure to various foreign currency exchange rate fluctuations for revenues and costs generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 33% of our total revenues in the first quarter of 2026 and approximately 17% of our total revenues in the first quarter of 2025 were derived from our international operations, all of which were denominated in foreign currencies, primarily the euro. We do not enter into financial instruments to manage this foreign currency exchange risk. We estimate that a hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on revenues of approximately $3.1 million in the first quarter of 2026.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, certain of our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding such material weaknesses in our internal control over financial reporting, our management, including our principal executive officer and principal financial officer, concluded that our consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. generally accepted accounting principles.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in internal control over financial reporting as of March 31, 2026:
•For all of our U.S. operations, we designed process-level control activities pervasive across our financial reporting processes, but we were unable to fully deploy those process-level control activities with sufficient time to demonstrate their operating effectiveness.
•For our European operations:
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
The material weaknesses above did not result in a material misstatement to the condensed consolidated financial statements as of and for the three months ended March 31, 2026. However, the control deficiencies described above created a reasonable possibility that a material misstatement to the condensed consolidated financial statements would not be prevented or detected on a timely basis if one were to occur.

Material Weaknesses in Excluded Acquired Business
In the second quarter of 2025, the Company acquired Redwire Defense Tech Intermediate Holdings, LLC, which is excluded from our assessment of internal control over financial reporting for the three months ended March 31, 2026. Prior to the acquisition, Redwire Defense Tech Intermediate Holdings, LLC’s management identified material weaknesses in its internal control over financial reporting, due to a lack of ITGCs and effective process-level control activities similar to those identified above related to the Company’s European operations. These material weaknesses continue to exist as of March 31, 2026.

These material weaknesses did not result in any material misstatements to the consolidated financial statements as of and for the three months ended March 31, 2026.

Management’s Remediation Plans
Management, with oversight from the Board of Directors, continues to implement a remediation plan to address the material weaknesses. The Company continues to make progress in its remediation of the material weaknesses as further described below.
•For all of our U.S. operations we have designed and implemented both manual and automated process-level control activities but due to insufficient time and resources, we were unable to demonstrate their operating effectiveness. We plan to do so, through testing, during 2026.
For our European operations and Redwire Defense Tech Intermediate Holdings, LLC, we will continue our remediation efforts including:
•Implementing one enterprise resource planning (“ERP”) system for our European operations and expanding the implementation of our U.S. ERP system for Redwire Defense Tech Intermediate Holdings, LLC.
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

Changes in Internal Control over Financial Reporting
The Company has made the following changes to its internal control over financial reporting during the three months ended March 31, 2026 for certain of its U.S. operations to remediate certain of the material weaknesses that were present as of December 31, 2025:
•Implemented our U.S. ERP system, which has effective ITGCs, for the remaining U.S. operations.
Except for these changes, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are in the process of integrating Redwire Defense Tech Intermediate Holdings, LLC into our overall internal control over financial reporting processes.

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

For additional information on pending matters, please refer to Note L – Commitments and Contingencies of the accompanying notes to the condensed consolidated financial statements. For additional information on the risks associated with the existing and future investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, please refer to Item 1A. “Risk Factors”.

ITEM 1A. RISK FACTORS
As of March 31, 2026, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2026, none of the directors or officers of the Company informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K).

We are providing the folloing disclosure in lieu of filing a Current Report on Form 8-K under Items 1.01 and 1.02.

On May 6, 2026, Redwire Corporation (the “Company”), entered into an Equity Distribution Agreement (the “2026 ATM Agreement”) by and between the Company, Truist Securities, Inc., J.P. Morgan Securities LLC, BofA Securities, Inc., TCBI Securities, Inc., doing business as Texas Capital Securities, A.G.P./Alliance Global Partners, B. Riley Securities, Inc., Canaccord Genuity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC (each an “Agent” and collectively, the “Agents”). Pursuant to the terms of the 2026 ATM Agreement, the Company may sell, from time to time through or to the Agents, as the Company’s sales agent and/or as principal, shares of its common stock, par value $0.0001 per share (the “Shares”), having an aggregate gross sales price of up to $350 million. The sales, if any, of the Shares made under the 2026 ATM Agreement may be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the New York Stock Exchange, on any other existing trading market for the Shares, or to or through a market maker other than on an exchange. The Agents may also sell the Shares by any other method permitted by law, including in block trades and privately negotiated transactions. The Agents will use commercially reasonable efforts consistent with their normal trading and sales practices and applicable laws and regulations to sell the Shares from time to time, based upon the Company’s instructions (including any price or size limits the Company imposes). The Company intends to use the net proceeds from the offering, after deducting the Agents’ commissions and the Company’s offering expenses, for working capital purposes and other general corporate purposes, which may include financing of capital expenditures, repayment or refinancing of outstanding debt, financing acquisitions or investments, financing other business opportunities, and general working capital purposes.

For sales of Shares through the Agents, the Company will pay the Agents a commission of up to 3% of the gross sales price per Share. The Company may also sell Shares to the Agents as principal for the Agents’ own account at a price agreed upon at the time of sale. If the Company sells Shares to the Agents as principal, the Company will enter into a separate terms agreement with the Agents. The Company has no obligation to sell any Shares under the 2026 ATM Agreement, and may at any time suspend the offering of Shares under the 2026 ATM Agreement. Unless earlier terminated as provided below, the 2026 ATM Agreement will automatically terminate upon the issuance and sale of all of the Shares subject to the 2026 ATM Agreement. The Company and each Agent, solely with respect to its own obligations, may terminate the 2026 ATM Agreement at any time by written notice.

The 2026 ATM Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which the Company and the Agents have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act.

The Shares will be offered and sold pursuant to a shelf registration statement on Form S-3ASR (File No. 333-289380), which was filed with the Securities and Exchange Commission on August 7, 2025 and became effective upon filing, and a related prospectus supplement, dated May 6, 2026.

In connection with the Company’s entry into the 2026 ATM Agreement, on May 6, 2026, the Company terminated its Equity Distribution Agreement (the “ATM Agreement”), dated November 10, 2025, by and between the Company, Truist Securities, Inc., J.P. Morgan Securities LLC, BofA Securities, Inc. and TCBI Securities, Inc. doing business as Texas Capital Securities. The Company is not subject to any termination penalties related to the termination of the ATM Agreement.

The foregoing description of the 2026 ATM Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed herewith as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

The legal opinion and consent of Sheppard, Mullin, Richter & Hampton LLP relating to the Shares being offered is filed as Exhibit 5.1 and 23.1, respectively, to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
5.1	Opinion of Sheppard, Mullin, Richter & Hampton LLP.
10.1
Amended and Restated Credit Agreement, dated as of February 20, 2026, by and among Redwire Defense Tech Intermediate Holdings, LLC, as the Parent, Redwire Defense Tech Intermediate II Holdings, LLC, as the Lead Borrower, the other borrowers party thereto from time to time, the other guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 25, 2026).

10.2
Equity Distribution Agreement, dated as of May 6, 2026, Truist Securities, Inc., J.P. Morgan Securities LLC, BofA Securities, Inc., TCBI Securities, Inc., doing business as Texas Capital Securities, A.G.P./Alliance Global Partners, B. Riley Securities, Inc., Canaccord Genuity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC.

23.1	Consent of Sheppard, Mullin, Richter & Hampton LLP (included in Exhibit 5.1)
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

Redwire Corporation

Date:	May 7, 2026	By:	/s/ Peter Cannito
		Name:	Peter Cannito
		Title:	Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Date:	May 7, 2026	By:	/s/ Chris Edmunds
		Name:	Chris Edmunds
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)