Form 10-Q
period 2026-06-30
Redwire Corp
filed 2026-08-06
CIK 1819810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 249,992,609 shares of common stock as of August 3, 2026.

REDWIRE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2026

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

Item 1. Financial Statements and Supplementary Data
REDWIRE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of U.S. dollars, except share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash, cash equivalents and restricted cash	$557,718	$95,183
Accounts receivable, net	27,495	37,251
Contract assets	72,045	44,019
Inventory, net	85,364	55,847
Prepaid expenses and other current assets	18,538	20,512
Total current assets	761,160	252,812
Property, plant and equipment, net of accumulated depreciation of $20,013 and $14,558	56,092	49,199
Right-of-use assets	34,390	31,741
Intangible assets, net of accumulated amortization of $62,817 and $46,192	319,104	336,153
Goodwill	772,170	779,114
Other non-current assets	428	118
Total assets	$1,943,344	$1,449,137
Liabilities, Convertible Preferred Stock and Equity (Deficit)
Current liabilities:
Accounts payable	$54,158	$32,295
Notes payable to sellers	3,171	2,171
Short-term debt, including current portion of long-term debt	4,500	5,162
Short-term operating lease liabilities	4,545	4,088
Short-term finance lease liabilities	611	595
Accrued expenses	29,715	32,034
Deferred revenue	84,970	60,119
Other current liabilities	12,568	19,150
Total current liabilities	194,238	155,614
Long-term debt, net	43,561	80,036
Long-term operating lease liabilities	32,698	30,471
Long-term finance lease liabilities	1,189	1,276
Warrant liabilities	692	4,213
Deferred tax liabilities	39,885	38,358
Other non-current liabilities	1,224	2,119
Total liabilities	$313,487	$312,087
Commitments and contingencies (Note L – Commitments and Contingencies)
Convertible preferred stock, $0.0001 par value, 125,292.00 shares authorized; issued and outstanding: 2026—none and 2025—46,505.13. Liquidation preference: 2026—none and 2025—$118,434 (Note M – Convertible Preferred Stock)	$—	$77,034
Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 99,874,708 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; issued and outstanding 2026—249,221,102 and 2025—191,915,804	25	19
Treasury stock, at cost: 2026—1,036,294 shares and 2025—1,036,294 shares	(7,342)	(7,342)
Additional paid-in capital	2,377,689	1,678,799
Accumulated deficit	(739,235)	(621,762)
Accumulated other comprehensive income (loss)	(1,280)	10,302
Total shareholders’ equity (deficit)	1,629,857	1,060,016
Total liabilities, convertible preferred stock and equity (deficit)	$1,943,344	$1,449,137
The accompanying notes are an integral part of these condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues	$117,074	$61,760	$214,046	$123,155
Cost of sales	84,530	80,824	155,694	133,178
Gross profit	32,544	(19,064)	58,352	(10,023)
Operating expenses:
Selling, general and administrative expenses	42,076	54,464	124,963	73,210
Transaction expenses	11	16,643	51	20,442
Research and development	12,547	1,720	25,129	2,533
Operating income (loss)	(22,090)	(91,891)	(91,791)	(106,208)
Interest expense, net	796	23,755	3,263	27,349
Loss on extinguishment of debt	1,186	—	3,731	—
Other (income) expense, net	15,037	13,937	16,185	(844)
Income (loss) before income taxes	(39,109)	(129,583)	(114,970)	(132,713)
Income tax expense (benefit)	1,862	(32,604)	2,503	(32,786)
Net income (loss)	(40,971)	(96,979)	(117,473)	(99,927)
Less: dividends on Convertible Preferred Stock	504	29,739	2,016	33,179
Net income (loss) available to common shareholders	$(41,475)	$(126,718)	$(119,489)	$(133,106)

Net income (loss) per common share:
Basic and diluted	$(0.19)	$(1.41)	$(0.58)	$(1.66)

Weighted-average shares outstanding:
Basic and diluted	220,466,669	89,554,940	207,143,490	80,424,270

Comprehensive income (loss):
Net income (loss)	$(40,971)	$(96,979)	$(117,473)	$(99,927)
Foreign currency translation gain (loss), net of tax	(5,157)	10,174	(11,582)	11,009
Total other comprehensive income (loss), net of tax	(5,157)	10,174	(11,582)	11,009
Total comprehensive income (loss)	$(46,128)	$(86,805)	$(129,055)	$(88,918)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(In thousands of U.S. dollars, except share data)

Three Months Ended June 30, 2026	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of March 31, 2026	198,918,728	$20	1,036,294	$(7,342)	$1,789,231	$(698,264)	$3,877	$1,087,522
Equity-based compensation expense	—	—	—	—	3,900	—	—	3,900
Common stock issued under the ATM facility	33,310,481	3	—	—	487,102	—	—	487,105
Common stock issued for share-based awards	544,336	—	—	—	3,966	—	—	3,966
Common stock issued for warrants exercised	1,199,971	—	—	—	19,816	—	—	19,816
Convertible preferred stock dividend	—	—	—	—	(3,358)	—	—	(3,358)
Convertible preferred stock converted to common stock	15,247,586	2	—	—	77,032	—	—	77,034
Foreign currency translation, net of tax	—	—	—	—	—	—	(5,157)	(5,157)
Net loss	—	—	—	—	—	(40,971)	—	(40,971)
Balance as of June 30, 2026	249,221,102	$25	1,036,294	$(7,342)	$2,377,689	$(739,235)	$(1,280)	$1,629,857

Six Months Ended June 30, 2026	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	191,915,804	$19	1,036,294	$(7,342)	$1,678,799	$(621,762)	$10,302	$1,060,016
Equity-based compensation expense	—	—	—	—	50,635	—	—	50,635
Common stock issued under the ATM facility	40,253,405	4	—	—	550,610	—	—	550,614
Common stock issued for share-based awards	604,336	—	—	—	4,155	—	—	4,155
Common stock issued for warrants exercised	1,199,971	—	—	—	19,816	—	—	19,816
Convertible preferred stock dividend	—	—	—	—	(3,358)	—	—	(3,358)
Convertible preferred stock converted to common stock	15,247,586	2	—	—	77,032	—	—	77,034
Foreign currency translation, net of tax	—	—	—	—	—	—	(11,582)	(11,582)
Net loss	—	—	—	—	—	(117,473)	—	(117,473)
Balance as of June 30, 2026	249,221,102	$25	1,036,294	$(7,342)	$2,377,689	$(739,235)	$(1,280)	$1,629,857

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

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of U.S. dollars)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income (loss)	$(117,473)	$(99,927)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	22,710	8,106
Amortization of debt issuance costs and discount	657	642
Equity-based compensation expense	50,635	35,598
Loss on extinguishment of debt	3,731	—
(Gain) loss on change in fair value of warrants	14,787	2,692
Deferred provision (benefit) for income taxes	2,485	(32,069)
Other	1,961	(3,677)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	9,553	(3,468)
(Increase) decrease in contract assets	(28,388)	(5,724)
(Increase) decrease in inventory	(30,170)	1,449
(Increase) decrease in prepaid expenses and other assets	68	(3,024)
Increase (decrease) in accounts payable and accrued expenses	19,358	(5,586)
Increase (decrease) in deferred revenue	25,344	(28,433)
Increase (decrease) in operating lease liabilities	(427)	(55)
Increase (decrease) in other liabilities	(7,433)	732
Increase (decrease) in notes payable to sellers	1,000	—
Net cash provided by (used in) operating activities	(31,602)	(132,744)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(151,791)
Purchases of property, plant and equipment	(13,287)	(4,752)
Purchase of intangible assets	(3,154)	(5,186)
Net cash provided by (used in) investing activities	(16,441)	(161,729)
Cash flows from financing activities:
Proceeds received from debt	89,728	190,327
Repayments of debt	(129,537)	(125,876)
Payment of debt issuance fees	(1,914)	(105)
Repayment of finance leases	(294)	(227)
Proceeds from (repayment of) third-party advances	—	(7,820)
Proceeds from issuance of common stock	566,243	328,684
Payment of equity issuance costs	(13,881)	—
Proceeds from common stock issued for options exercise	4,155	—
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	(8)
Convertible preferred stock dividend	(3,039)	—
Repurchase of convertible preferred stock	—	(61,486)
Net cash provided by (used in) financing activities	511,461	323,489
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(883)	472
Net increase (decrease) in cash, cash equivalents and restricted cash	462,535	29,488
Cash, cash equivalents and restricted cash at beginning of period	95,183	49,071
Cash, cash equivalents and restricted cash at end of period	$557,718	$78,559

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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes cash on hand, cash balances with banks and similar institutions, money market funds and all highly liquid investments with an original maturity of three months or less. Restricted cash includes cash balances which are restricted as to withdrawal or usage by contractual agreement and consists of cash-collateralized standby letters of credit for performance guarantees and submitted proposals.

The Company had $0.8 million and $0.7 million of restricted cash as of June 30, 2026 and December 31, 2025, respectively, related to standby letters of credit for performance guarantees and submitted proposals which are legally restricted for withdrawal and use. The Company had restricted cash of $2.1 million as of June 30, 2025. Amounts may be subject to final price adjustments upon delivery and acceptance of the related performance obligations by the customer.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets and the condensed consolidated statements of cash flows as of the following periods:

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$556,967	$76,503
Restricted cash	751	2,056
Total cash, cash equivalents and restricted cash	$557,718	$78,559

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents supplemental cash flow information during the following periods:

	Six Months Ended
	June 30, 2026	June 30, 2025
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$3,846	$26,591

Non-Cash Investing and Financing Activities:
Convertible Preferred Stock dividend paid-in-kind	$—	$33,285
Equity consideration in acquisition of businesses	—	862,561
Settlement of private warrant liabilities for common stock	18,308	34,963
Exchange of Series A Convertible Preferred Stock for common stock	77,034	2,071
Capital expenditures not yet paid	2,280	2,723

Income taxes paid for the six months ended June 30, 2026 and 2025, respectively, was nominal.

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, accounts receivable and contract assets. The Company places its cash and cash equivalents with financial institutions of high-credit quality. At times, such amounts may exceed federally insured limits. Cash and cash equivalents on deposit or invested with financial and lending institutions were $557.0 million and $76.5 million, as of June 30, 2026 and 2025, respectively.

The Company provides credit to customers in the normal course of business. The carrying amount of current accounts receivable and contract assets are stated at cost, net of an allowance for credit losses. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be fully collected. The Company recognizes the allowance for credit losses at inception of sales and reassesses quarterly based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions. The Company elected the practical expedient, available as part of the adoption of ASU 2025-05 (as defined below), not to consider management’s expectations of conditions in the future for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606 (“ASC 606”), Revenue from Contracts with Customers. Substantially all accounts receivable as of June 30, 2026 are expected to be collected in 2026. The Company does not believe there is a significant exposure to credit risk as the majority of the Company’s accounts receivable are due from U.S. and foreign governments or large prime contractors of such government entities. As a result, the allowance for credit losses was not material as of June 30, 2026 and December 31, 2025, respectively.

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

Other accounting standards updates adopted and/or issued, but not effective until after June 30, 2026, are not expected to have a material effect on the Company’s consolidated financial position, results of operations and/or cash flows.

Note C – Business Combinations
Edge Autonomy Acquisition
On June 13, 2025, the Company acquired 100% of the equity interests in Redwire Defense Tech Intermediate Holdings, LLC and its subsidiaries (f/k/a Edge Autonomy Intermediate Holdings, LLC) (“Edge Autonomy”), a leading provider of field-proven uncrewed airborne system technology (the “Edge Autonomy Acquisition”) from Edge Ultimate Holdings, LP, a Delaware limited partnership (“Ultimate Holdings”) for cash and the issuance of 49,764,847 shares of the Company’s common stock (“Equity Consideration”). Common stock was held back from the Equity Consideration to fund post-closing purchase price adjustments, if any, in the amount of $5.0 million, valued at a price per share of $15.07. The fair value of the assets acquired and liabilities assumed as of the acquisition date was $426.2 million and $124.4 million, respectively, for total purchase consideration, after certain adjustments, including the fair value of Equity Consideration, of $1,024.7 million, comprising of $160.0 million cash paid, $862.6 million fair value of common stock issued, and $2.2 million payable to Ultimate Holdings. The Company funded the cash consideration using cash on hand and proceeds from its indebtedness. Refer to Note H – Debt for additional information on the Company’s outstanding debt.

The acquisition was accounted for as a business combination, whereby the excess of the consideration paid over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to its existing products and markets. For tax purposes, the goodwill is not deductible. During the six months ended June 30, 2026, the Company recorded $1.7 million of measurement period adjustments to increase the payable to seller, which increased the balance of goodwill to $723.0 million. The amount of goodwill for Edge Autonomy as of June 30, 2026 and December 31, 2025, was $723.0 million and $721.3 million, respectively.

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

Three and Six Months Ended
June 30, 2025
Post-acquisition revenues	$5,946
Net income (loss)	(34,918)

Pro Forma Financial Data (Unaudited)
The table below presents the pro forma combined results of operations for the Company for the three and six months ended June 30, 2025, as though the acquisition of Edge Autonomy had been completed as of January 1, 2024.

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Revenues	$113,271	$210,023
Net income (loss)	(67,734)	(78,634)

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

The Company incurred nominal acquisition related costs for completed acquisitions during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company incurred acquisition related costs for completed acquisitions of $16.6 million and $20.4 million, respectively. These expenses are included in transaction expenses on the condensed consolidated statements of operations and comprehensive income (loss).

Note D – Fair Value of Financial Instruments
Cash, cash equivalents and restricted cash, accounts receivable, contract assets, inventories, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue and other current liabilities are reflected on the condensed consolidated balance sheets at amounts that approximate fair value because of the short-term nature of these financial assets and liabilities. Money market funds are highly liquid investments that are valued based on quoted market prices in active markets, which represent a Level 1 measurement within the fair value hierarchy.

The fair value of the Company’s debt approximates its carrying value and is classified as Level 2 within the fair value hierarchy as it is based on discounted cash flows using a current borrowing rate.

Private Warrants
In September 2021, the Company issued 7,732,168 private warrants in a transaction exempt from registration under securities regulations. The warrants, which are not listed for trading on a stock exchange, entitle the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will expire on September 2, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The private warrants were established as a liability at issuance. Classification of the private warrants as liability instruments was based on an analysis of the guidance in accordance with U.S. GAAP and a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” The Company considered whether the private warrants display the three characteristics of a derivative, and concluded the private warrants meet the definition of a derivative. However, the private warrants fail to meet the equity scope exception and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. The changes in fair value of the private warrant liability were an increase of $14.5 million and $16.3 million for the three months ended June 30, 2026 and 2025, respectively, and an increase of $14.8 million and $2.7 million for the six months ended June 30, 2026 and 2025, respectively. These changes in fair value are recognized as other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss).

During the three and six months ended June 30, 2026, 2,300,000 private warrants were exercised on a cashless basis for 1,068,851 shares of the Company’s common stock and a nominal amount of private warrants were exercised and converted into shares of the Company’s common stock on a one for one basis at the exercise price of $11.50 per share for proceeds of $1.5 million. During the six months ended June 30, 2025, 4,631,799 private warrants were exercised on a cashless basis for 2,293,739 shares of the Company’s common stock and 467,174 private warrants were exercised and converted into 467,174 shares of the Company’s common stock at the exercise price of $11.50 per share for proceeds of $5.4 million. Upon exercise, the Company remeasured the fair value of the related private warrants, which was recognized as other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss), and then released the associated liability upon issuance of the Company’s common stock. Refer to Note J – Warrants and Capital Stock Transactions for additional information.

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

	May 26, 2026 to June 30, 2026(1)	December 31, 2025	February 25, 2025
Fair value per share	$3.42 to $11.34	$1.60	$6.84
Warrants outstanding	202,069 to 2,633,195	2,633,195	5,098,978
Exercise price	$11.50	$11.50	$11.50
Common stock price	$12.23 to $22.04	$7.60	$14.34
Expected option term	0.2 to 0.3 years	0.7 years	1.5 years
Expected volatility	118.37% to 152.70%	104.60%	82.90%
Risk-free rate of return	3.68% to 3.78%	3.52%	4.05%
Expected annual dividend yield	—%	—%	—%
(1) Represents assumptions used in determining the fair value of warrants upon each exercise and conversion and as of June 30, 2026.

The table below presents the Company’s financial instruments measured at fair value on a recurring basis:

		June 30, 2026
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	Cash, cash equivalents and restricted cash	$401,034	$—	$—	$401,034
Total assets		$401,034	$—	$—	$401,034

Liabilities:
Private warrants	Warrant liabilities	$—	$—	$692	$692
Total liabilities		$—	$—	$692	$692

		December 31, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$4,213	$4,213
Total liabilities		$—	$—	$4,213	$4,213
Changes in the fair value of Level 3 financial liabilities were as follows:

Liabilities:	Private Warrants	Total Level 3
December 31, 2025	$4,213	$4,213
Changes in fair value	14,787	14,787
Settlements	$(18,308)	(18,308)
June 30, 2026	$692	$692

Note E – Inventory, net
The inventory balance was as follows:

	June 30, 2026	December 31, 2025
Raw materials	$49,256	$32,634
Work in process	29,136	20,193
Finished goods	6,972	3,020
Inventory, net	$85,364	$55,847
The Company records a reserve for slow-moving inventory as a charge against earnings for all products identified as surplus, slow-moving, or discontinued. The amounts presented above are shown net of inventory reserves of $2.3 million and $2.4 million as of June 30, 2026 and December 31, 2025, respectively.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note F – Intangible Assets, net
The intangible assets gross carrying amount and accumulated amortization were as follows:

	June 30, 2026
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$47,359	$(16,782)	$30,577	16
Technology	290,293	(35,937)	254,356	13
Trademarks	21,072	(3,777)	17,295	8
Internal-use software licenses	22,583	(6,321)	16,262	5
In-process internal-use software	314	—	314
Indefinite-lived intangible assets:
Tradename	300	—	300
Total intangible assets	$381,921	$(62,817)	$319,104

	December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$47,380	$(15,890)	$31,490	16
Technology	293,695	(22,319)	271,376	13
Trademarks	21,072	(3,005)	18,067	8
Internal-use software licenses	17,054	(4,978)	12,076	6
In-process internal-use software	2,844	—	2,844
Indefinite-lived intangible assets:
Tradename	300	—	300
Total intangible assets	$382,345	$(46,192)	$336,153
There was no impairment recognized related to intangible assets during the three and six months ended June 30, 2026 and 2025, respectively.

Note G – Goodwill
The changes in the carrying amount of goodwill were as follows:

	Gross Goodwill		Accumulated Impairment		Net Goodwill
	Space	Defense Tech	Space	Defense Tech	Space	Defense Tech	Total
Balance of goodwill as of December 31, 2025	$108,304	$742,053	$(71,243)	$—	$37,061	$742,053	$779,114
Impact of foreign currency	(655)	(8,614)	655	—	—	(8,614)	(8,614)
Measurement period adjustment - Edge Autonomy Acquisition	—	1,670	—	—	—	1,670	1,670
Balance of goodwill as of June 30, 2026	$107,649	$735,109	$(70,588)	$—	$37,061	$735,109	$772,170
There was no impairment recognized related to goodwill during the three and six months ended June 30, 2026 and 2025, respectively.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note H – Debt
The table below presents details of the Company’s debt as of the following periods and the effective interest rate as of June 30, 2026:

	Effective interest rate	June 30, 2026	December 31, 2025
JPMorgan Term Loan	8.13%	$48,875	$87,750
Other financing loans	—	—	662
Total debt		48,875	88,412
Less: unamortized discounts and issuance costs		814	3,214
Total debt, net		48,061	85,198
Less: Short-term debt, including current portion of long-term debt		4,500	5,162
Total long-term debt, net		$43,561	$80,036
JPMorgan Chase Credit Agreement
In June 2025, the Company’s wholly owned subsidiary, Redwire Defense Tech Intermediate Holdings, LLC (f/k/a Edge Autonomy Intermediate Holdings, LLC), entered into a credit agreement with JPMorgan Chase Bank, N.A. (the “JPMorgan Credit Agreement”) which included a $90.0 million term loan that was set to mature on April 28, 2027. The outstanding principal under the JPMorgan Credit Agreement incurred cash interest, which was payable quarterly at a rate equal to the Secured Overnight Financing Rate (“SOFR”) rate plus an applicable per annum rate of 6.5% through December 31, 2025 and 7.0% from January 1, 2026 through maturity. Under the terms of the JPMorgan Credit Agreement, the Company was required to make principal payments in the amount of 1.25% of the original outstanding term loan quarterly until maturity at which time the remaining principal balance would become due in full. The JPMorgan Credit Agreement contained certain customary representations and warranties, affirmative and other covenants and events of default, including among other things, payment defaults, breach of representations and warranties, and covenant defaults. In connection with the issuance of the JPMorgan Credit Agreement, the Company incurred $4.2 million of fees paid to the lender and debt issuance costs, which were recorded as a discount on the related term loan.

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

On June 30, 2026, the Company entered into a First Amendment (the “Amendment”) to the JPM A&R Credit Agreement by and among the Lead Borrower, the other borrowers from time to time party thereto, the guarantors from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The Amendment increased the commitments under the revolving credit facility from $30.0 million to an aggregate principal amount of up to $50.0 million. In connection with the Amendment, the Company made a voluntary prepayment on the term loans in the amount of $40.0 million and as such, reduced the aggregate amount of the term loans to $50.0 million.

As a result of the JPM A&R Credit Agreement and the Amendment, the Company recognized $1.2 million and $3.3 million as a loss on extinguishment for the non-cash write-off of unamortized discount and issuance costs related to the JPMorgan Credit Agreement during the three and six months ended June 30, 2026, respectively. The Company also incurred a nominal amount and $2.6 million of fees paid to the lender and debt issuance costs during the three and six months ended June 30, 2026, respectively, of which $1.5 million were recorded as a discount on the term loans, $0.7 million were recorded as deferred financing fees related to the Revolving Facility and a nominal amount was expensed during the three and six months ended June 30, 2026, respectively. Costs expensed are included as other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss). The deferred financing fees related to the Revolving Facility are presented in prepaid and other current assets and non-current assets on the condensed consolidated balance sheets.

Borrowings under the JPM A&R Credit Agreement, as amended, bear interest at a rate per annum equal to, at the borrowers’ option, either (i) the SOFR plus an applicable margin or (ii) a base rate plus an applicable margin. The applicable margin for such loans is

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

determined based on the Lead Borrower's Consolidated Total Net Leverage Ratio and ranges from 3.25% to 3.75% per annum for SOFR loans and 2.25% to 2.75% per annum for base rate loans.

The obligations under the JPM A&R Credit Agreement, as amended, are secured by a first-priority lien on substantially all of the present and future assets of Redwire Defense Tech Intermediate Holdings, LLC, and its existing and future wholly-owned subsidiaries, subject to certain exceptions. The JPM A&R Credit Agreement, as amended, contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with its covenant requirements under the JPM A&R Credit Agreement, as amended.

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

Other Supplemental Information
The table below presents other supplemental information related to the Company’s leases for the following periods:

	Three Months Ended
	June 30, 2026		June 30, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$2,956	$201	$1,506	$172
Right of use assets obtained in exchange for new lease liabilities	720	142	—	110

	Six Months Ended
	June 30, 2026		June 30, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$5,793	$393	$2,959	$326
Right of use assets obtained in exchange for new lease liabilities	6,780	297	1,922	219

	June 30, 2026		June 30, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	5.3	3.3	3.7	3.3
Weighted average discount rate	8.8%	7.8%	7.7%	8.0%
As of June 30, 2026, the Company had two facility leases that had not yet commenced but require significant future lease obligations in the aggregate amount of $16.9 million. The contracts were determined to be operating leases, whereby the Company is not required to make rent payments prior to the lease commencement date while construction is completed on the underlying assets. Due to the nature of the work and the amount of the Company’s contribution to the construction period costs for the leases, the Company was determined not to be the owner of the assets under construction as the landlords have substantially all of the construction period risks.

Note J – Warrants and Capital Stock Transactions
Public Warrants
In September 2021, the Company issued public warrants that entitle each registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The warrants were set to expire on September 2, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. During the six months ended June 30, 2025, 6,738,225 public warrants were exercised and converted into 6,738,225 shares of Company’s common stock at the exercise price of $11.50 per share for proceeds of $77.5 million. Additionally, during the six months ended June 30, 2025, certain requirements for the Company to call the public warrants were met and 1,450,586 public warrants were redeemed by the Company at $0.01 per warrant.

As of June 30, 2026 and December 31, 2025, there were no public warrants issued and outstanding, respectively.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

During the three and six months ended June 30, 2026, 2,300,000 private warrants were exercised on a cashless basis for 1,068,851 shares of the Company’s common stock and during the six months ended June 30, 2025, 4,631,799 private warrants were exercised on a cashless basis for 2,293,739 shares of the Company’s common stock. The conversion factor was derived by multiplying the amount of common shares underlying the warrants by the excess fair value over the warrant exercise price and then dividing by the fair value. The fair value is defined as the average closing price of the Company’s common stock for the ten (10) trading days ending on the third trading day prior to the date on which the notice of exercise was provided to the Company’s stock transfer agent. Additionally, during the three and six months ended June 30, 2026, a nominal amount of private warrants were exercised and converted into shares of the Company’s common stock on a one for one basis at the exercise price of $11.50 per share for proceeds of $1.5 million. During the six months ended June 30, 2025, 467,174 private warrants were exercised and converted into 467,174 shares of the Company’s common stock at the exercise price of $11.50 per share for proceeds of $5.4 million. Upon conversion and exercise, the Company remeasured the fair value of the related warrants and released the associated liability upon issuance of the Company’s common stock. Refer to Note D – Fair Value of Financial Instruments for information on the Level 3 inputs used to value the private warrants.

As of June 30, 2026 and December 31, 2025, respectively, there were 202,069 and 2,633,195 private warrants issued and outstanding, respectively. The private warrants will expire on September 2, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

ATM Facilities
In November 2025, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) by and between the Company, Truist Securities, Inc., J.P. Morgan Securities LLC, BofA Securities, Inc. and TCBI Securities, Inc., doing business as Texas Capital Securities (each a “November Agent” and collectively, the “November Agents”). Pursuant to the terms of the ATM Agreement, the Company was permitted to sell, from time to time through or to the November Agents, as the Company’s sales agent and/or as principal, shares of its common stock, having an aggregate gross sales price of up to $250 million. The sales, if any, of the Company’s common stock made under the ATM Agreement were permitted to be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange (“NYSE”), on any other existing trading market for the shares of common stock, or to or through a market maker other than on an exchange. The Company incurred costs associated with the ATM Agreement of $0.8 million, which were recorded to additional paid-in capital against proceeds received from sales of the Company’s common stock under the ATM Agreement. During the six months ended June 30, 2026, the Company sold 6,942,924 shares of its common stock at a weighted average price of $9.38 for $65.1 million of gross proceeds. The Company also incurred $1.6 million of commission fees resulting in $63.5 million net proceeds. During the three months ended June 30, 2026, the Company terminated the ATM agreement and, as such, had no remaining unused capacity as of June 30, 2026.

In May 2026, the Company entered into an Equity Distribution Agreement (the “May 2026 ATM Facility”) by and between the Company, Truist Securities, Inc., J.P. Morgan Securities LLC, BofA Securities, Inc., TCBI Securities, Inc., doing business as Texas Capital Securities, A.G.P./Alliance Global Partners, B. Riley Securities, Inc., Canaccord Genuity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC (each a “May Agent” and collectively, the “May Agents”). Pursuant to the terms of the May 2026 ATM Facility, the Company was permitted to sell, from time to time through or to the May Agents, as the Company’s sales agent and/or as principal, shares of its common stock, having an aggregate gross sales price of up to $350 million. The sales, if any, of the Company’s common stock made under the May 2026 ATM Facility were permitted to be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange (“NYSE”), on any other existing trading market for the shares of common stock, or to or through a market maker other than on an exchange. The Company incurred nominal costs associated with the May 2026 ATM Facility, which were recorded to additional paid-in capital against proceeds received from sales of the Company’s common stock under the May 2026 ATM Facility. During the three and six months ended June 30, 2026, the Company sold 23,986,658 shares of its common stock at a weighted average price of $14.59 for $350.0 million of gross proceeds. The Company also incurred $8.7 million of commission fees resulting in $341.2 million net proceeds. During the three months ended June 30, 2026, the Company terminated the May 2026 ATM Facility and, as such, had no remaining unused capacity as of June 30, 2026.

In June 2026, the Company entered into an Equity Distribution Agreement (the “June 2026 ATM Facility”) by and between the Company, Truist Securities, Inc., J.P. Morgan Securities LLC, BofA Securities, Inc., TCBI Securities, Inc., doing business as Texas Capital Securities, A.G.P./Alliance Global Partners, B. Riley Securities, Inc., Canaccord Genuity LLC, H.C. Wainwright & Co., LLC, KeyBanc Capital Markets Inc. and Roth Capital Partners, LLC (each an “Agent” and collectively, the “Agents”). Pursuant to the terms of the June 2026 ATM Facility, the Company may sell, from time to time through or to the Agents, as the Company’s sales agent and/or as principal, shares of its common stock, having an aggregate gross sales price of up to $500 million. The sales, if any, of the Company’s common stock made under the June 2026 ATM Facility may be made in sales deemed to be “at-the-market offerings” as

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange (“NYSE”), on any other existing trading market for the shares of common stock, or to or through a market maker other than on an exchange. The Company incurred nominal costs associated with the June 2026 ATM Facility, which were recorded to additional paid-in capital against proceeds received from sales of the Company’s common stock under the June 2026 ATM Facility. During the three months ended June 30, 2026, the Company sold 9,323,823 shares of its common stock at a weighted average price of $16.05 for $149.6 million of gross proceeds. The Company also incurred $3.0 million of commission fees resulting in $146.6 million net proceeds. The Company had $350.4 million of unused capacity under the June 2026 ATM Facility as of June 30, 2026.

Equity Offering
In June 2025, the Company issued 15,525,000 shares of common stock at a price of $16.75 per share for net proceeds of $245.0 million (the “Equity Offering”). The shares were issued pursuant to the Company’s Form S-3 filed with the SEC on September 6, 2023. In connection with the issuance of common stock, the Company used a portion of the proceeds to repay the Seller Note in accordance with the terms of the Seller Note. Refer to Note H – Debt for additional information on the Seller Note. In July 2025, the Company issued an additional 600,100 shares of common stock pursuant to the underwriters’ over-allotment option at a price of $16.75 per share for additional net proceeds of $9.1 million.

Note K – Income Taxes
The table below presents the Company’s effective income tax rate on pre-tax income from continuing operations for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Effective tax rate expense (benefit)	4.8%	(25.2)%	2.2%	(24.7)%

The difference in effective tax rate between the three and six months ended June 30, 2026 and 2025 is primarily related to an increase in the valuation allowance on the deferred tax assets in the 2026 period.

The effective tax rate for the six months ended June 30, 2026 differs from the U.S. federal income tax rate of 21.0% primarily due to the increase in the valuation allowance discussed below, foreign and state income taxes, non-deductible expenses including the loss on the change in the fair value of the Company’s private warrant liability and non-deductible compensation costs related to the Edge Incentive Units. The effective tax rate for the six months ended June 30, 2025 differs from the U.S. federal income tax rate of 21.0% primarily due to the valuation allowance on the realization of deferred tax assets.

The Company assesses the deferred tax assets for recoverability on a quarterly basis. In assessing the realizability of deferred tax assets, the Company evaluates whether it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (“NOL”) carryforwards are available. During the six months ended June 30, 2026, the Company increased the valuation allowance. As of June 30, 2026, the Company determined that a portion of its deferred tax assets can be realized and a corresponding valuation allowance has been recorded to reduce the gross deferred tax asset to the amount that is more-likely-than-not to be realized.

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

On May 25, 2022, a plaintiff commenced derivative litigation in the United States District Court for the District of Delaware on behalf of the Company against Peter Cannito, Les Daniels, Reggie Brothers, Joanne Isham, Kirk Konert, Jonathan Baliff, and John S. Bolton. That litigation is captioned Yingling v. Cannito, et al., Case No. 1:22-cv-00684-MN (D. Del.). The complaint’s allegations are similar to those of a previously settled class action lawsuit filed in December 2021 (Lemen), namely, that statements about the Company’s business and operations were misleading due to alleged material weaknesses in the Company’s financial reporting internal controls. The plaintiff alleges the defendants violated Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act, breached their fiduciary duty by allowing misleading disclosures to be made, and caused the Company to overpay compensation and bonuses tied to the Company’s financial performance. As relief, the plaintiffs are seeking, among other things, compensatory and punitive damages. This litigation had previously been stayed pending resolution of the Lemen matter. Subsequent to the announcement of the Lemen settlement, the parties entered into a stipulated transfer of this matter to the United States District Court for the Middle District of Florida to be handled by the same judge overseeing the Lemen litigation. Shortly after this transfer of venue, the Court entered an administrative stay of the matter pending final resolution of the Lemen matter. In light of the final settlement of the Lemen matter during August 2025, the stay was lifted, and discovery in this matter has resumed. The defendants maintain that the allegations are without merit. On August 14, 2025, the Company and the individual defendants reached an agreement-in-principle with plaintiff to settle this matter, whereby the Company would adopt certain corporate governance reforms, subject to Court approval of a final settlement agreement. After negotiating these reforms, counsel for plaintiff and counsel for the Company and individual defendants separately, and through mediation, negotiated the attorneys’ fees and expenses to be paid to plaintiff’s counsel in the amount of $0.9 million, which was approved in a final order entered on August 4, 2026. The Company has recognized a loss contingency of $0.9 million and a corresponding $0.9 million anticipated insurance recovery as of June 30, 2026, which is its best estimate of probable loss and recovery based on the current circumstances. The loss contingency and anticipated recovery is included as other current liabilities and prepaid expenses and other current assets in the condensed consolidated balance sheets, respectively.
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
Letters of Credit
The Company enters into letters of credit from time to time issued on its behalf by financial institutions secured by restricted cash. Letters of credit generally are available for draw down in the event the Company does not fulfill its contractual obligations. The Company had outstanding letters of credit of $0.8 million and $0.7 million as of June 30, 2026 and December 31, 2025, respectively.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note M – Convertible Preferred Stock
The table below presents activity of the Company’s Series A Convertible Preferred Stock:

	Shares	Amount
Balance as of December 31, 2025	46,505.13	$77,034
Conversion into common stock	(46,505.13)	$(77,034)
Balance as of June 30, 2026	—	$—

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

Dividends on the Convertible Preferred Stock were permitted to be paid either in cash or in kind in the form of additional shares of Convertible Preferred Stock (such payment in kind, “PIK”), at the option of the Company, subject to certain exceptions. If paid in cash, such dividends would be paid at a rate of 13% per annum, subject to certain adjustments and exceptions or, if the Company issues PIK dividends, at a rate of 15% per annum, subject to certain adjustments and exceptions. On May 1, 2026, in accordance with the Convertible Preferred Stock Certificate of Designation, the Company paid the dividend due in cash for an aggregate amount of $3.0 million to holders of record as of April 15, 2026.

During the three and six months ended June 30, 2026, AEI, at its option, converted all 46,505.13 of their remaining shares of the Company’s Convertible Preferred Stock, in accordance with the Convertible Preferred Stock Certificate of Designation, into 15,247,586 shares of the Company’s common stock, respectively, based on the accrued value (defined as the initial value plus accumulated paid and unpaid dividends) as of the conversion date and a conversion ratio of $3.05. AEI subsequently sold such shares of common stock; therefore, AEI holds no shares of the Convertible Preferred Stock. As of June 30, 2026, the Company had no outstanding shares of Convertible Preferred Stock.

During 2025, Bain Capital, at its option, converted all of their remaining shares of Convertible Preferred Stock into shares of the Company’s common stock and subsequently sold such shares of common stock. As such, Bain Capital no longer holds shares of the Company’s common stock or Convertible Preferred Stock.

Liquidation Preference
The Convertible Preferred Stock ranked senior to the Company’s common stock. In the event of any liquidation or winding up of the Company, the holders of the Convertible Preferred Stock were entitled to receive in preference to the holders of the Company’s common stock the greater of (a) the greater of (i) two times the Initial Value (defined as $1,000 per share) and (ii) the Initial Value plus accrued and unpaid dividends, whether or not declared, and (b) the amount that would have been received based on the if-converted Accrued Value, defined as Initial Value plus accrued and unpaid dividends, whether or not declared. As of June 30, 2026, there were no outstanding shares of Convertible Preferred Stock and, therefore, no liquidation preference. As of December 31, 2025, the liquidation preference of the Convertible Preferred Stock was $118.4 million.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note N – Revenues
The following table presents the disaggregation of revenue according to segment:

	Three Months Ended June 30, 2026
	Space	Defense Tech	Total
Revenue percentage by recognition method
Over time	97%	12%	52%
Point in time	3	88	48
Total revenues	100%	100%	100%
Revenues by customer grouping
Civil space	$17,825	$268	$18,093
National security	11,578	41,547	53,125
Commercial and other	25,789	20,067	45,856
Total revenues	$55,192	$61,882	$117,074
Revenues by customer’s geographic location
U.S.	$32,869	$34,696	$67,565
Europe	22,323	19,890	42,213
Other	—	7,296	7,296
Total revenues	$55,192	$61,882	$117,074

	Three Months Ended June 30, 2025
	Space	Defense Tech	Total
Revenue percentage by recognition method
Over time	98%	(10)%	88%
Point in time	2	110	12
Total revenues	100%	100%	100%
Revenues by customer grouping
Civil space	$15,136	$464	$15,600
National security	12,806	2,015	14,821
Commercial and other	28,740	2,599	31,339
Total revenues	$56,682	$5,078	$61,760
Revenues by customer’s geographic location
U.S.	$28,077	$3,961	$32,038
Europe	28,605	411	29,016
Other	—	706	706
Total revenues	$56,682	$5,078	$61,760

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

	Six Months Ended June 30, 2026
	Space	Defense Tech	Total
Revenue percentage by recognition method
Over time	96%	16%	56%
Point in time	4	84	44
Total revenues	100%	100%	100%
Revenues by customer grouping
Civil space	$37,473	$724	$38,197
National security	20,105	78,994	99,099
Commercial and other	50,281	26,469	76,750
Total revenues	$107,859	$106,187	$214,046
Revenues by customer’s geographic location
U.S.	$59,601	$59,012	$118,613
Europe	48,258	29,177	77,435
Other	—	17,998	17,998
Total revenues	$107,859	$106,187	$214,046

	Six Months Ended June 30, 2025
	Space	Defense Tech	Total
Revenues percentage by recognition method
Over time	98%	60%	94%
Point in time	2	40	6
Total revenues	100%	100%	100%
Revenues by customer grouping
Civil space	$33,209	$526	$33,735
National security	25,121	9,168	34,289
Commercial and other	50,485	4,646	55,131
Total revenues	$108,815	$14,340	$123,155
Revenues by customer’s geographic location
U.S.	$55,892	$13,133	$69,025
Europe	52,906	411	53,317
Other	17	796	813
Total revenues	$108,815	$14,340	$123,155

Customers comprising 10% or more of revenues are presented below for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Customer A(1)	$—	$6,488	$—	$—
Customer C(1)	—	6,711	—	—
Customer D(1)	—	21,341	24,286	35,423
Customer E(1)	25,099	—	38,343	—
(1) While revenue may have been generated during each of the periods presented, amounts are only disclosed for the periods in which revenues represented 10% or more of total revenue.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Contract Balances
The table below presents the contract assets and contract liabilities included on the condensed consolidated balance sheets for the following periods:

	June 30, 2026	December 31, 2025
Contract assets	$72,045	$44,019

Contract liabilities	$84,970	$60,119

The increase in contract assets during 2026 was primarily driven by production incurred on related contracts resulting in revenue recognized and the timing of billable milestones occurring during the six months ended June 30, 2026.

The increase in contract liabilities during 2026 was primarily driven by increased bookings with advanced payments during the six months ended June 30, 2026. Revenue recognized in the six months ended June 30, 2026 that was included in the contract liability balance as of December 31, 2025 was $47.1 million. Revenue recognized in the six months ended June 30, 2025 that was included in the contract liability balance as of December 31, 2024 was $55.6 million.

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

Net EAC adjustments can have a significant effect on reported revenues, cost of sales and gross profit. The below table summarizes the favorable (unfavorable) impact on gross profit from the net EAC adjustments for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net EAC adjustments, before income taxes	$4	$(25,201)	$(1,098)	$(28,299)
Net EAC adjustments, net of income taxes	4	(18,850)	(1,122)	(21,309)
Net EAC adjustments, net of income taxes, per diluted share	—	(0.21)	(0.01)	(0.26)

The net unfavorable EAC adjustments for the six months ended June 30, 2026 were primarily due to $10.4 million net unfavorable adjustments in the Space segment as a result of an increase in estimates made for the programmatic and technical assumptions based on the nature and technical complexity of the work to be performed to meet customer specifications. This was partially offset by $9.3 million of net favorable adjustments in the Defense Tech segment, inclusive of the reversal of loss reserves in the amount of $6.7 million. The net unfavorable EAC adjustments for the six months ended June 30, 2025 were primarily due to a $14.7 million unfavorable adjustment, including a $7.2 million loss reserve related to a program in the Company’s Defense Tech segment as a result of an increase in estimates made for the programmatic and technical assumptions based on the nature and technical complexity of the work to be performed to meet customer specifications. The net unfavorable EAC adjustments in 2025 were also due to production delays, additional unplanned labor and increased production costs as it relates to the development of new technologies required to meet customer specifications in the Company’s Space segment.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Remaining Performance Obligations
As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original duration greater than one year was $435.3 million, of which the Company expects to recognize approximately 64% as revenue within the next 12 months and the balance thereafter.

Note O – Equity-Based Compensation
Incentive Units
The Company’s former parent, AE Red Holdings, LLC (formerly known as Redwire Holdings, LLC) (“Holdings”) adopted a written compensatory benefit plan (the “Class P Unit Incentive Plan”) to provide incentives to existing or new employees, officers, managers, directors, or other service providers of the Company or its subsidiaries in the form of Holdings’ Class P Units (“Incentive Units”). As amended, the Tranche I and the Tranche III Incentive Units became fully vested in 2021. Holdings also amended the Class P Unit Incentive Plan so that the Tranche II Incentive Units would vest on any liquidation event, as defined in the Class P Unit Incentive Plan, rather than only upon consummation of the sale of Holdings, subject to the market-based condition stipulated in the Class P Unit Incentive Plan prior to its amendment. During the six months ended June 30, 2026, the market-based vesting condition for Tranche II was met. All compensation expense was recognized during 2021 and 2022 and as of June 30, 2026, all Tranches were fully vested.

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

Both Tranche II and III vesting is subject to the employee’s continued employment with the Company. The fair value determined at the date of the amendment of the Edge Incentive Unit Plan was immediately recognized as compensation expense for Tranche I. Compensation expense for Tranche II and III is being derived over the service period of one and two years, respectively, and recognized on a straight-line basis. During the six months ended June 30, 2026, an acceleration clause for Tranche II and III was met and, as such, both Tranches were considered fully vested as of June 30, 2026, with no remaining service requirement. The Company recognized the remaining $42.5 million of compensation cost during the six months ended June 30, 2026 due to the accelerated vesting of Tranche II and III. There is no remaining expense related to the Edge Incentive Units as of June 30, 2026.

2021 Omnibus Incentive Plan
Shares of the Company’s stock reserved for grants under the 2021 Omnibus Incentive Plan (the “Plan”) were 16,964,852 and 13,126,536 as of June 30, 2026 and December 31, 2025, respectively. Incentive stock options may only be granted to employees and officers employed by the Company. The Plan appoints the Board, the Compensation Committee or such other committee consisting of two or more individuals appointed by the Board to administer the Plan. The Company issues stock awards under the Plan in the form of incentive units, non-qualified stock options, time-based restricted stock units, and performance-based restricted stock units.

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

The Company did not grant any options under the Plan during the three months ended June 30, 2026 and 2025 and there were no forfeitures or expirations of stock options during the six months ended June 30, 2026.

The table below presents the activity of stock options under the Plan:

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2025	1,729,272	$2.65	$6.99	6.04
Exercised	(415,496)	2.67	7.17
Outstanding as of June 30, 2026	1,313,776	$2.64	$6.93	5.55

As of June 30, 2026, there was no remaining unrecognized compensation cost related to stock options granted under the Plan and there were 1,313,776 stock options that were vested and exercisable. The intrinsic value of all options outstanding and exercisable at June 30, 2026 and December 31, 2025 was $7.0 million and $3.4 million, respectively.

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

During the six months ended June 30, 2026, the Company did not grant any PSUs under the Plan.

The table below presents the activity of PSUs under the Plan:

	Number of PSUs	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,050,057	$18.45	1.3	$7,980
Forfeited	(37,848)	15.51
Outstanding as of June 30, 2026	1,012,209	$18.45	0.8	$12,379

As of June 30, 2026, total unrecognized compensation cost related to unvested PSUs granted under the Plan was $6.3 million and is expected to be recognized over a weighted-average period of 0.8 years.

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

During the six months ended June 30, 2026, the Company granted 179,621 RSUs under the Plan to certain employees and non-employee directors pursuant to the Plan. The RSUs granted to employees follow the vesting terms and conditions as described above for stock options and the RSUs granted to non-employee directors vest over one year. The weighted average grant date fair value of these awards was $13.09 per share.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the activity of RSUs under the Plan:

	Number of RSUs	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested as of December 31, 2025	1,967,811	$13.49	1.1	$14,955
Granted	179,621	13.09
Vested	(70,812)	12.71
Forfeited	(73,230)	9.29
Unvested as of June 30, 2026	2,003,390	$13.50	0.7	$24,501

As of June 30, 2026, total unrecognized compensation cost related to unvested RSUs granted under the Plan was $12.9 million and is expected to be recognized over a weighted-average period of 1.3 years.

Employee Stock Purchase Plan
On September 2, 2021, the Company’s Board adopted the Redwire Corporation 2021 Employee Stock Purchase Plan (the “ESPP”) which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. Shares of the Company’s common stock reserved for grants under the ESPP were 5,270,181 and 3,351,023 as of June 30, 2026 and December 31, 2025, respectively. The ESPP appoints the Compensation Committee to administer the ESPP. Under the ESPP, each offering has an enrollment period during which each eligible employee has the option to enroll allowing the eligible employee to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the ESPP is generally for five months, which can be modified from time to time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price. The applicable purchase price is calculated as an amount equal to 85% of the fair market value of the Company’s common stock at either the beginning or end of each offering period, whichever is less. A participant must designate in the enrollment package the percentage (if any) up to 15% of compensation to be deducted during that offering period for the purchase of stock under the ESPP, subject to certain limitations. As of June 30, 2026, the Company had five completed offering periods and no active offering period.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the five-month offering period. The Company utilizes the Black-Scholes OPM to compute the fair market value of shares under the ESPP for each offering period. As of June 30, 2026, an aggregate of 562,626 shares had been purchased and 4,707,555 shares were available for future sales under the ESPP.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the equity-based compensation expense recorded for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cost of sales
Edge Incentive Units	$—	$—	$474	$—
ESPP	295	108	347	216
Restricted stock units	639	519	919	894
Performance-based restricted stock units	47	22	47	43
Total cost of sales	$981	$649	$1,787	$1,153
Selling, general and administrative expenses
Edge Incentive Units	$—	$29,627	$42,057	$29,627
ESPP	93	32	154	91
Stock options	—	114	—	226
Restricted stock units	1,744	1,045	3,780	2,070
Performance-based restricted stock units	1,082	1,219	2,857	2,431
Total selling, general and administrative expenses	$2,919	$32,037	$48,848	$34,445

Total equity-based compensation expense	$3,900	$32,686	$50,635	$35,598

Note P – Net Income (Loss) per Common Share
The table below presents a reconciliation of the basic and diluted net income (loss) per share that were computed for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net income (loss)	$(40,971)	$(96,979)	$(117,473)	$(99,927)
Less: dividends on Convertible Preferred Stock	504	29,739	2,016	33,179
Net income (loss) available to common shareholders	$(41,475)	$(126,718)	$(119,489)	$(133,106)
Denominator:
Weighted-average common shares outstanding:
Basic and diluted	220,466,669	89,554,940	207,143,490	80,424,270
Net income (loss) per common share:
Basic and diluted	$(0.19)	$(1.41)	$(0.58)	$(1.66)
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

A customer of the Company, Related Party B, is a related party because members of the Company’s Board, Kirk Konert, Reggie Brothers, and James McConville, also serve on the board of directors for this customer.

A customer of the Company, Related Party C, is a related party because Frank Calvelli, a member of the Company’s Board, also serves on the board of directors for this customer.

The table below presents details of the Company’s related party transactions included in the condensed consolidated balance sheets and the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

			As of
			June 30, 2026	December 31, 2025
Accounts receivable:
Related Party A			$437	$330
Related Party B			—	45
			$437	$375

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues:
Related Party A	$—	$(96)	$—	$896
Related Party B	28	645	190	1,425
Related Party C(1)	167	—	416	—
	$195	$549	$606	$2,321
(1) While revenue may have been generated during each of the periods presented, amounts are only disclosed for the periods in which the customer was a related party.

In the normal course of business, the Company participates in related party transactions with certain vendors and customers where AEI maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. During the three months ended June 30, 2026, AEI’s ownership of the Company significantly decreased to less than 1% and AEI was no longer considered a related party as of June 30, 2026. For the three and six months ended June 30, 2026 and 2025, respectively, transactions with other companies in AEI’s investment portfolio, not separately disclosed, did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company has intra- and inter-segment sales and costs, which are eliminated in the reportable Segment Adjusted EBITDA figures below. The Company had $0.7 million and $1.7 million of inter-segment sales and costs during the three months ended June 30, 2026 and 2025, respectively, and $1.4 million and $2.8 million of inter-segment sales and costs during the six months ended June 30, 2026 and 2025, respectively, which are eliminated in consolidation. Further information related to the Company’s products and services and geographical distribution of revenues is disclosed in Note N – Revenues.

All other corporate charges presented in the tables below mainly consists of corporate overhead costs maintained at the corporate level, including gains and losses related to financial instruments measured at fair value. These expenses include costs relating to treasury, accounting, consulting, advisory, legal, tax and audit, insurance, financial reporting services and various administrative expenses related to the corporate headquarters.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The following tables provide a reconciliation of Segment Adjusted EBITDA to consolidated income (loss) before taxes:

Three Months Ended June 30, 2026	Space	Defense Tech	Total
Revenues	$55,192	$61,882	$117,074
Less:
Cost of sales	51,559	32,971	84,530
Selling, general and administrative	4,197	17,723	21,920
Research and development	5,110	7,320	12,430
Reportable segment income (loss) from operations	$(5,674)	$3,868	$(1,806)
Less:
Other (income) expense, net	635	94	729
Add:
Depreciation and amortization expense	1,636	8,971	10,607
Severance costs	132	147	279
Equity-based compensation expense	338	723	1,061
Acquisition integration cost	—	259	259
Disposal of long-lived assets	—	209	209
Reportable Segment Adjusted EBITDA	$(4,203)	$14,083	$9,880
Reconciliation of reportable segment results to consolidated income (loss) before taxes:
Interest expense, net			(796)
Depreciation and amortization expense			(11,460)
Severance costs			(294)
Equity-based compensation expense			(3,900)
Transaction expenses			(11)
All other corporate charges			(30,800)
Debt financing costs and extinguishment losses			(1,260)
Acquisition integration cost			(259)
Disposal of long-lived assets			(209)
Income (loss) before income taxes			$(39,109)

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Three Months Ended June 30, 2025	Space	Defense Tech	Total
Revenues	$56,682	$5,078	$61,760
Less:
Cost of sales	59,033	21,791	80,824
Selling, general and administrative	4,245	31,765	36,010
Transaction expenses	—	57	57
Research and development	354	1,193	1,547
Reportable segment income (loss) from operations	$(6,950)	$(49,728)	$(56,678)
Less:
Other (income) expense, net	(2,654)	278	(2,376)
Add:
Depreciation and amortization expense	2,051	2,556	4,607
Severance costs	1,950	5	1,955
Equity-based compensation expense	1,038	29,769	30,807
Transaction expenses	—	57	57
Acquisition integration cost	297	160	457
Purchase accounting fair value adjustment related to inventory	—	2,418	2,418
Reportable Segment Adjusted EBITDA	$1,040	$(15,041)	$(14,001)
Reconciliation of reportable segment results to consolidated income (loss) before taxes:
Interest expense, net			(23,755)
Depreciation and amortization expense			(5,060)
Severance costs			(1,999)
Equity-based compensation expense			(32,686)
Transaction expenses			(16,643)
All other corporate charges			(32,459)
Debt financing costs and extinguishment losses			(105)
Acquisition integration cost			(457)
Purchase accounting fair value adjustment related to inventory			(2,418)
Income (loss) before income taxes			$(129,583)

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Six Months Ended June 30, 2026	Space	Defense Tech	Total
Revenues	$107,859	$106,187	$214,046
Less:
Cost of sales	99,324	56,370	155,694
Selling, general and administrative	8,479	77,591	86,070
Research and development	9,618	15,225	24,843
Reportable segment income (loss) from operations	$(9,562)	$(42,999)	$(52,561)
Less:
Other (income) expense, net	737	221	958
Add:
Depreciation and amortization expense	3,259	17,811	21,070
Severance costs	300	234	534
Equity-based compensation expense	1,008	43,963	44,971
Acquisition integration cost	—	484	484
Disposal of long-lived assets	—	209	209
Reportable Segment Adjusted EBITDA	$(5,732)	$19,481	$13,749
Reconciliation of reportable segment results to consolidated income (loss) before taxes:
Interest expense, net			(3,263)
Depreciation and amortization expense			(22,710)
Severance costs			(556)
Equity-based compensation expense			(50,635)
Transaction expenses			(51)
All other corporate charges			(46,626)
Debt financing costs and extinguishment losses			(4,185)
Acquisition integration cost			(484)
Disposal of long-lived assets			(209)
Income (loss) before income taxes			$(114,970)

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Six Months Ended June 30, 2025	Space	Defense Tech	Total
Revenues	$108,815	$14,340	$123,155
Less:
Cost of sales	104,187	28,991	133,178
Selling, general and administrative	7,389	32,128	39,517
Transaction expenses	—	57	57
Research and development	1,038	1,240	2,278
Reportable segment income (loss) from operations	$(3,799)	$(48,076)	$(51,875)
Less:
Other (income) expense, net	(3,854)	278	(3,576)
Add:
Depreciation and amortization expense	4,049	3,181	7,230
Severance costs	2,127	5	2,132
Equity-based compensation expense	1,956	29,919	31,875
Transaction expenses	—	57	57
Acquisition integration cost	297	160	457
Purchase accounting fair value adjustment related to inventory	—	2,418	2,418
Reportable Segment Adjusted EBITDA	$8,484	$(12,614)	$(4,130)
Reconciliation of reportable segment results to consolidated income (loss) before taxes:
Interest expense, net			(27,349)
Depreciation and amortization expense			(8,106)
Severance costs			(2,176)
Equity-based compensation expense			(35,598)
Transaction expenses			(20,442)
All other corporate charges			(31,932)
Debt financing costs and extinguishment losses			(105)
Acquisition integration cost			(457)
Purchase accounting fair value adjustment related to inventory			(2,418)
Income (loss) before income taxes			$(132,713)

Capital Expenditures
The following table provides capital expenditures by segment for the six months ended June 30, 2026 and 2025.

	June 30, 2026	June 30, 2025
Capital expenditures
Space	$1,477	$4,102
Defense Tech	11,344	812
Total segment capital expenditures	$12,821	$4,914
Corporate activities	3,620	5,024
Total capital expenditures	$16,441	$9,938

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
Recent Developments
During the second quarter of 2026:
•Revenues increased 90% for the three months ended June 30, 2026 compared to the same period in 2025.
•Gross margin increased to 28% for the three months ended June 30, 2026 from (31)% during the same period in 2025.
•Net loss decreased $56.0 million to $(41.0) million for the three months ended June 30, 2026 compared to the same period in 2025.
•Book-to-bill ratio decreased to 1.42 for the three months ended June 30, 2026 from 1.47 for the same period in 2025.
•Backlog increased to $542.1 million as of June 30, 2026 from $411.2 million as of December 31, 2025.

•Completed on-orbit operations for pharmaceutical drug development investigations in partnership with researchers at Aspera Biomedicines, Bristol Myers Squibb, Rowan University, and Purdue University, marking more than 50 PIL-BOXes flown inception-to-date.
•Awarded follow-on orders for Stalker Block 30 from both the Marine Corps Portfolio Acquisition Executive Robotic Autonomous Systems and the 1st Aviation Brigade, U.S. Army Aviation Center of Excellence.
•Awarded contracts to deliver Penguin uncrewed aerial systems across the globe, including a multi-year contract from an undisclosed NATO ally country and a Tranche 1 contract from Taiwan Color Optics, Inc. for the Taiwan Coast Guard.
•Delivered nearly 200 Octopus ISR payloads year-to-date, a more than 15% increase year-over-year, and announced two new Octopus products, the Octopus E140 MWIR and E180 HD MWIR.

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

The U.S. Government FY (“GFY”) 2027 budget process has commenced with both administration and congressional activity proceeding in the ordinary course. We are not yet able to assess any impact that the GFY 2027 budget will have on Redwire's business. We will continue to monitor developments as the appropriations process continues.

International Developments
In March 2025, the European Commission introduced the Readiness 2030 package (previously dubbed “ReArm Europe”), to deploy nearly €800 billion over four years for collective defense, including drone systems, missile defense, cyber and autonomous platforms. The package includes a suspension of fiscal constraints allowing up to 1.5% of Gross Domestic Product (“GDP”) to be put toward additional defense spending and launched the €150 billion Safe Action for Europe (“SAFE”) loan facility. During 2026, implementation of the Readiness 2030 initiative continues to advance, including adoption of implementing decisions for multiple member states under the SAFE financing mechanism and expected initial loan disbursements beginning in the second quarter of 2026.

The European Commission formally introduced the EU Space Act in June 2025 as a proposed regulation to harmonize legal frameworks across the EU for space activities. It establishes a single market for space service providers and applies to EU and non-EU operators whose activities impact the EU internal market. The regulatory structure will be focused on three areas: safety (including orbital debris mitigation and space situational awareness), resilience (including space-based cybersecurity), and sustainability (including in-orbit servicing). If enacted by the European Parliament and Council, the regulation is designed to apply from January 1, 2030, with a two‑year transition period for existing missions not yet launched by that date. Discussions and commentary on the EU Space Act continues to progress, but no comprehensive language has yet been agreed by relevant stakeholders.

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

Net EAC Adjustments
We record changes in costs estimated at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported revenues and gross profit and the table below presents the aggregate amounts for the following periods:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Gross favorable	$7,740	$3,161	$16,096	$4,704
Gross unfavorable	(7,736)	(28,362)	(17,194)	(33,003)
Total net EAC adjustments impact to gross profit	$4	$(25,201)	$(1,098)	$(28,299)
The Company evaluates the contract value and cost estimates at completion for performance obligations no less frequently than quarterly, and more frequently when circumstances significantly change. Changes in contract estimates occur for a variety of reasons including, but not limited to, changes in contract scope, labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, volume assumptions, inflationary trends, and schedule and performance delays. We utilize information available to us at the time when revising our estimates and apply consistent judgment across the full portfolio of programs. The gross unfavorable EAC adjustments for the six months ended June 30, 2026 were primarily due to $16.2 million unfavorable adjustments in the Space segment as a result of an increase in estimates made for the programmatic and technical assumptions based on the nature and technical complexity of the work to be performed to meet customer specifications. The gross favorable adjustments are primarily due to $10.2 million of favorable adjustments in the Defense Tech segment, inclusive of the reversal of loss reserves in the amount of $6.7 million. Refer to Note N – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information.

Results of operations for the three months ended June 30, 2026 compared to the three months ended June 30, 2025:

	Three Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	June 30, 2026	% of revenues	June 30, 2025	% of revenues
Revenues	$117,074	100%	$61,760	100%	$55,314	90%
Cost of sales	84,530	72	80,824	131	3,706	5
Gross profit	32,544	28	(19,064)	(31)	51,608	(271)
Operating expenses:
Selling, general and administrative expenses	42,076	36	54,464	88	(12,388)	(23)
Transaction expenses	11	—	16,643	27	(16,632)	(100)
Research and development	12,547	11	1,720	3	10,827	629
Operating income (loss)	(22,090)	(19)	(91,891)	(149)	69,801	(76)
Interest expense, net	796	1	23,755	38	(22,959)	(97)
Loss on extinguishment of debt	1,186	1	—	—	1,186	100
Other (income) expense, net	15,037	13	13,937	23	1,100	8
Income (loss) before income taxes	(39,109)	(33)	(129,583)	(210)	90,474	(70)
Income tax expense (benefit)	1,862	2	(32,604)	(53)	34,466	(106)
Net income (loss)	$(40,971)	(35)%	$(96,979)	(157)%	$56,008	(58)%
For purposes of the following discussion and analysis, the financial impact related to the June 2025 acquisition of Redwire Defense Tech Intermediate Holdings, LLC (f/k/a Edge Autonomy Intermediate Holdings, LLC) and its subsidiaries, is referred to as the “Edge Autonomy Acquisition.”

Revenues
Revenues increased by $55.3 million, or 90%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase in revenues is primarily driven by $49.1 million of revenues related to the Edge Autonomy Acquisition, which was completed on June 13, 2025 and therefore has minimal comparable amounts year-over-year. The increase is also due to lower net unfavorable EAC adjustments of $3.2 million for the three months ended June 30, 2026 as compared to $17.7 million of net unfavorable EAC adjustments for the same period in 2025.

Cost of Sales
Cost of sales increased $3.7 million, or 5%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The year-over-year increase in cost of sales was primarily driven by $22.7 million of costs related to the Edge Autonomy Acquisition, which was completed on June 13, 2025 and therefore has minimal comparable amounts year-over-year. This increase was partially offset due to the reversal of $3.2 million in contract loss reserves compared to the establishment of $7.5 million in contract reserves during the same period in 2025, resulting in a $10.7 million decrease in cost of sales. The increase was further offset by a reduction in cost of sales due to a shift in the production cycle associated with certain larger contracts within the Space segment.

Gross Profit and Margin
Gross profit increased $51.6 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. Further, as a percentage of revenues, gross margin increased to 28% for the three months ended June 30, 2026 from (31)% during the same period in 2025. The increase in gross profit and margin was primarily driven by a decrease in net unfavorable EAC adjustments of $25.2 million year-over-year. The increase is also due to $32.3 million of contributed gross profit from the Edge Autonomy acquisition which impacted changes in the contract mix, including increases of contracts with higher margins and the completion or near completion of larger contracts with lower margins. Please refer to Note N – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased $12.4 million for the three months ended June 30, 2026, as compared with the same period in 2025. This contributed to a year-over-year decrease of SG&A as a percentage of revenue to 36% for the three months ended June 30, 2026 from 88% for the same period in 2025. The year-over-year decrease was primarily due to the non-recurring $29.6 million expense in 2025 related to the Edge Incentive Units. The decrease was partially offset by an increase of $13.4 million in SG&A expenses, other than equity-based compensation, related to the Edge Autonomy Acquisition, which was completed at the end of the second quarter of 2025 and therefore has minimal comparable amounts year-over-year.

Transaction Expense
Transaction expenses decreased $16.6 million for the three months ended June 30, 2026, as compared with the same period in 2025. The decrease is primarily due to acquisition costs incurred during the three months ended June 30, 2025, consisting of due diligence and expenses related to the Edge Autonomy Acquisition of which there is minimal comparable expense during the three months ended June 30, 2026.

Research and Development
Research and development expenses increased $10.8 million during the three months ended June 30, 2026, as compared with the same period in 2025. The increase is primarily related to $6.1 million of costs related the Edge Autonomy Acquisition, which was completed on June 13, 2025 and therefore has minimal comparable amounts year-over-year. The remaining increase is primarily driven by strategic investments in the development of high potential, emerging opportunities within the Space segment.

Interest Expense, net
Interest expense, net decreased $23.0 million for the three months ended June 30, 2026, as compared with the same period in 2025. The decrease was primarily due to the non-recurring interest expense of $20.0 million recognized in 2025 related to the repayment of the Seller Note. The change was also due to a decrease in the effective interest rate year-over-year primarily due to a reduced interest rate on the JPM A&R Credit Agreement, as amended, and the Company no longer holding the term and revolver loans under the Adams Street Credit Agreement. Refer to Note H – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Loss on Extinguishment of Debt
The Company recognized $1.2 million as a loss on extinguishment of debt for the three months ended June 30, 2026, related to the write-off of unamortized discount and deferred financing costs associated with the amendment of the JPM A&R Credit Agreement. Please refer to Note H – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net remained materially consistent for the three months ended June 30, 2026, as compared to the same period in 2025.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Three Months Ended
(in thousands, except percentages)	June 30, 2026	June 30, 2025
Income tax expense (benefit)	$1,862	$(32,604)
Effective tax rate expense (benefit)	4.8%	(25.2)%

The Company recorded tax expense of $1.9 million for the three months ended June 30, 2026, as compared to a tax benefit of $32.6 million for the three months ended June 30, 2025. This change in income tax expense is primarily related to the increase in the valuation allowance for the three months ended June 30, 2026 compared to a decrease in the Company’s valuation allowance for the same period in 2025 and the mix in earnings between U.S. and foreign jurisdictions year-over-year. Refer to Note K – Income Taxes of the accompanying notes to the condensed consolidated financial statements for further discussion.

Results of operations for the six months ended June 30, 2026 compared to the six months ended June 30, 2025:

	Six Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	June 30, 2026	% of revenues	June 30, 2025	% of revenues
Revenues	$214,046	100%	$123,155	100%	$90,891	74%
Cost of sales	155,694	73	133,178	108	22,516	17
Gross profit	58,352	27	(10,023)	(8)	68,375	(682)
Operating expenses:
Selling, general and administrative expenses	124,963	58	73,210	59	51,753	71
Transaction expenses	51	—	20,442	17	(20,391)	(100)
Research and development	25,129	12	2,533	2	22,596	892
Operating income (loss)	(91,791)	(43)	(106,208)	(86)	14,417	(14)
Interest expense, net	3,263	2	27,349	22	(24,086)	(88)
Loss on extinguishment of debt	3,731	2	—	—	3,731	100
Other (income) expense, net	16,185	8	(844)	(1)	17,029	(2,018)
Income (loss) before income taxes	(114,970)	(54)	(132,713)	(108)	17,743	(13)
Income tax expense (benefit)	2,503	1	(32,786)	(27)	35,289	(108)
Net income (loss)	$(117,473)	(55)%	$(99,927)	(81)%	$(17,546)	18%
For purposes of the following discussion and analysis, the financial impact related to the June 2025 acquisition of Redwire Defense Tech Intermediate Holdings, LLC (f/k/a Edge Autonomy Intermediate Holdings, LLC) and its subsidiaries, is referred to as the “Edge Autonomy Acquisition.”

Revenues
Revenues increased by $90.9 million, or 74%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The year-over-year increase in revenues was primarily related to $85.6 million of revenue related to the Edge Autonomy Acquisition, which was completed at the end of the second quarter of 2025 and therefore has minimal comparable amounts year-over-year. This increase was also due to a decrease in net unfavorable EAC adjustments year-over-year of $12.9 million. Please refer to Note N – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments. The increase was partially offset due to timing in the stage of production cycles year-over-year for certain larger contracts for large space structure offerings in the Space segment. The foregoing resulted in decreased volume of production and therefore decreased revenue compared to the same period in 2025.

Cost of Sales
Cost of sales increased $22.5 million, or 17%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The year-over-year increase in cost of sales was primarily driven by $42.0 million of costs related to the Edge Autonomy acquisition, which was completed at the end of the second quarter of 2025 and therefore has minimal comparable amounts year-over-year. This increase was partially offset due to the reversal of $6.9 million in contract loss reserves compared to the establishment of $7.5 million in contract reserves during the same period in 2025, resulting in a $14.3 million decrease in cost of sales year-over-year. The increase was further offset by reduced costs due to a shift in the production cycle associated with certain larger contracts in power generation offerings described above.

Gross Profit and Margin
Gross profit increased $68.4 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. As a percentage of revenues, gross margin was 27% and (8)% for the six months ended June 30, 2026 and 2025, respectively. The year-over-year increase in gross margin as a percentage of revenues was partially driven by a decrease in net unfavorable EAC adjustments of $27.2 million year-over-year. The increase is also due to changes in the contract mix, including the completion or near completion of larger contracts with lower margins and increases of contracts with higher margins, impacting the overall contract portfolio gross margin, particularly in the Defense Tech segment. Please refer to Note N – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $51.8 million for the six months ended June 30, 2026, as compared with the same period in 2025 but SG&A expenses as a percentage of revenues decreased to 58% for the six months ended June 30, 2026 from 59% during the same period in 2025. The year-over-year increase in SG&A expenses was primarily driven by an increase in equity-based compensation of $14.4 million, primarily related to the accelerated vesting of the Edge Incentive Units during the six months ended June 30, 2026. The increase is also due to $29.2 million in SG&A expenses, other than equity-based compensation, related to Edge Autonomy for which there is minimal comparable cost in 2025. The increase is also partially due to an increase in depreciation and amortization offset by decreases in professional fees and severance costs.

Transaction Expenses
Transaction expenses decreased $20.4 million primarily due to costs incurred related to the Edge Autonomy acquisition for the six months ended June 30, 2025, as compared with the same period in 2026, for which there are minimal comparable costs. Please refer to Note C – Business Combinations of the accompanying notes to the condensed consolidated financial statements for additional information related to acquisitions.

Research and Development
Research and development expenses increased $22.6 million for the six months ended June 30, 2026 as compared with the same period in 2025 primarily due to $14.0 million of costs related to the Edge Autonomy acquisition, which was completed at the end of the second quarter of 2025 and therefore has minimal comparable amounts year-over-year. The remaining increase is primarily driven by strategic investments in the development of high potential, emerging opportunities within the Space segment.

Interest Expense, net
Interest expense, net decreased $24.1 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This decrease was primarily related to $20.0 million of interest expense recognized during the six months ended June 30, 2025 related to the non-recurring repayment of the Seller Note. The decrease is also partially due to lower effective interest rates on the JPM A&R Credit Agreement, as amended, as well as decreased borrowings as the Company no longer has outstanding loans on the Adams Street Credit Agreement. Please refer to Note H – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Loss on Extinguishment of Debt
The Company recognized $3.7 million as a loss on extinguishment of debt for the six months ended June 30, 2026, related to the write-off of unamortized discount and deferred financing costs associated with the termination of the Adams Street Credit Agreement as well as the refinancing and voluntary prepayment of $40.0 million on the term loans under the JPM A&R Credit Agreement. Please refer to Note H – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net increased by $17.0 million for the six months ended June 30, 2026, from net income to net expense as compared to the six months ended June 30, 2025. This year-over-year change was primarily due to an increase in the loss recognized as a result of an increase in the fair value of the Company’s private warrant liability of $12.1 million and change to a net loss on foreign currency transactions during the six months ended June 30, 2026 compared to a net gain during the six months ended June 30, 2025. Please refer to Note D – Fair Value of Financial Instruments of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s private warrants.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Six Months Ended
(in thousands, except percentages)	June 30, 2026	June 30, 2025
Income tax expense (benefit)	$2,503	$(32,786)
Effective tax rate expense (benefit)	2.2%	(24.7)%
The effective tax rate changed to 2.2% for the six months ended June 30, 2026 as compared to (24.7)% for the six months ended June 30, 2025, primarily related to the increase in the valuation allowance for the six months ended June 30, 2026 compared to a decrease for the same period in 2025 and the mix in earnings between U.S. and foreign jurisdictions year-over-year. Please refer to Note K – Income Taxes of the accompanying notes to the condensed consolidated financial statements for additional information.

Business Segment Results of Operations
The Company operates in two business segments: Space and Defense Tech. We organize our business segments based on the nature of products and services offered and based on the financial information that is provided and regularly reviewed by the CODM in deciding how to allocate resources and in assessing performance.

Results of our business segments exclude inter-segment sales, cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment. Additionally, business segment operating results exclude a portion of corporate costs not considered allowable or allocable to contracts, and other items not considered part of management’s evaluation of segment operating performance.

Corporate charges presented in the tables below mainly consist of corporate overhead costs maintained at the corporate level. These expenses include costs relating to treasury, accounting, consulting, advisory, legal, tax and audit, insurance, financial reporting services and various administrative expenses related to the corporate headquarters.

Results of operations for the three months ended June 30, 2026 compared to the three months ended June 30, 2025:
Revenues, cost of sales, operating income (loss) and Segment Adjusted EBITDA for each of our business segments were as follows:

	Three Months Ended
(in thousands)	June 30, 2026	June 30, 2025
Revenues
Space	$55,192	$56,682
Defense Tech	61,882	5,078
Total revenues	$117,074	$61,760
Cost of sales
Space	$51,559	$59,033
Defense Tech	32,971	21,791
Total cost of sales	$84,530	$80,824
Segment Adjusted EBITDA
Space	$(4,203)	$1,040
Defense Tech	14,083	(15,041)
Total Segment Adjusted EBITDA	$9,880	$(14,001)
Operating income (loss)
Space	$(5,674)	$(6,950)
Defense Tech	3,868	(49,728)
Total business segment operating income (loss)	$(1,806)	$(56,678)
Unallocated items
Corporate charges	$20,273	$18,627
Transaction expenses	11	16,586
Total consolidated operating income (loss)	$(22,090)	$(91,891)
Space
Redwire’s Space segment focuses on delivering next-generation spacecraft; large space infrastructure; critical avionics, as well as microgravity capabilities to serve civil, national security, and commercial space customers. Space’s operating results included the following:

(in thousands, except percentages)	June 30, 2026	June 30, 2025
Revenues	$55,192	$56,682
Operating income (loss)	$(5,674)	$(6,950)
Operating margin	(10)%	(12)%
Segment Adjusted EBITDA	$(4,203)	$1,040

Space segment revenues decreased by $1.5 million, or (3)%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The year-over-year decrease in revenues is primarily related to timing in the stage of production cycles year-over-year for certain contracts in the large space infrastructure offerings. The foregoing resulted in decreased volume of production and therefore decreased revenue compared to the same period in 2025. The decrease was partially offset by a reduction in net unfavorable EAC adjustments of $5.2 million year-over-year.

Operating income (loss) decreased by $1.3 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. Operating margin deccreased to (10)% from (12)% year-over-year. The decrease in operating income (loss) and decrease in margin is partially due to an increase in gross margin as a result of a reduction in the net unfavorable EAC adjustments recognized year-over-year. The increase was partially offset due to increased costs for research and development of $4.8 million year-over-year as a result of the Company investing in high potential opportunities.

Segment Adjusted EBITDA decreased by $5.2 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease is primarily due to increased costs for research and development as described above.

Defense Tech
Redwire’s Defense Tech segment focuses on delivering combat-proven autonomous systems, optical sensors and radio frequency payloads that provide intelligence, surveillance, and reconnaissance capabilities for U.S. and allied nations across multiple domains. Defense Tech’s operating results included the following:

(in thousands, except percentages)	June 30, 2026	June 30, 2025
Revenue	$61,882	$5,078
Operating income (loss)	$3,868	$(49,728)
Operating margin	6%	(979)%
Segment Adjusted EBITDA	$14,083	$(15,041)

Defense Tech segment revenues increased by $56.8 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The year-over-year increase in revenues was primarily due to $49.1 million of revenue related to the Edge Autonomy Acquisition, which was completed on June 13, 2025 and therefore has minimal comparable amounts year-over-year. The increase was also due to net unfavorable EAC adjustment of $8.7 million during the three months ended June 30, 2025 compared to net favorable adjustments during the three months ended June 30, 2026, resulting in an increase of $9.3 million in revenue year-over-year.

Operating income (loss) increased by $53.6 million for the three months ended June 30, 2026, from operating loss to operating income as compared to the three months ended June 30, 2025. Operating margin also increased to 6% from (979)% year-over-year. The increase in operating income (loss) and operating margin is primarily due to an increase in gross in margin to 47% for the three months ended June 30, 2026 from (329)% for the same period in 2025. The increase in gross margin is primarily related to $26.5 million of contributed gross profit related to the Edge Autonomy Acquisition, which was completed on June 13, 2025 and therefore has a minimal comparable amount year-over-year as well as the impact from net favorable EAC adjustments of $3.6 million for the three months ended June 30, 2026 compared to net unfavorable EAC adjustments of $15.9 million for the same period in 2025. The increase is also due to a decrease in equity-based compensation of $29.6 million related to the Edge Incentive Units recorded during the three months ended June 30, 2025 for which there is no comparable cost during the three months ended June 30, 2026, partially offset by a $6.4 million increase in depreciation and amortization as a result of the Edge Autonomy Acquisition, which was completed at the end of the second quarter of 2025 and therefore has minimal comparable amounts year-over-year.

Segment Adjusted EBITDA increased by $29.1 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase is primarily due to the improved gross margin year-over-year as described above partially offset by increased costs for research and development of $6.1 million year-over-year as a result of the Company investing in high potential opportunities.

Results of operations for the six months ended June 30, 2026 compared to the six months ended June 30, 2025:
Revenues, cost of sales, operating income (loss) and segment adjusted EBITDA for each of our business segments were as follows:

	Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025
Revenues
Space	$107,859	$108,815
Defense Tech	106,187	14,340
Total revenues	$214,046	$123,155
Cost of sales
Space	$99,324	$104,187
Defense Tech	56,370	28,991
Total cost of sales	$155,694	$133,178
Segment Adjusted EBITDA
Space	$(5,732)	$8,484
Defense Tech	19,481	(12,614)
Total Segment Adjusted EBITDA	$13,749	$(4,130)
Operating income (loss)
Space	$(9,562)	$(3,799)
Defense Tech	(42,999)	(48,076)
Total business segment operating income (loss)	$(52,561)	$(51,875)
Unallocated items
Corporate charges	$39,179	$33,948
Transaction expenses	51	20,385
Total consolidated operating income (loss)	$(91,791)	$(106,208)
Space
Redwire’s Space segment focuses on delivering next-generation spacecraft; large space infrastructure; critical avionics, as well as microgravity capabilities to serve civil, national security, and commercial space customers. Space’s operating results included the following:

(in thousands, except percentages)	June 30, 2026	June 30, 2025
Revenues	$107,859	$108,815
Operating income (loss)	$(9,562)	$(3,799)
Operating margin	(9)%	(3)%
Segment Adjusted EBITDA	$(5,732)	$8,484

Space segment revenues decreased by $1.0 million, or (1)%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The year-over-year decrease in revenues is primarily related to timing in the stage of production cycles year-over-year for certain contracts in the large space infrastructure offerings. The foregoing resulted in decreased volume of production and therefore decreased revenue compared to the same period in 2025.

Operating income (loss) increased by $5.8 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. Operating margin also decreased to (9)% from (3)% year-over-year. The increase in operating loss and decrease in operating margin is primarily due to increased costs for research and development of $8.6 million year-over-year as a result of the Company investing in high potential opportunities. The increase in operating loss is partially offset by an increase in gross margin as a result of reduced net unfavorable EAC adjustments recognized during the six months ended June 30, 2026, compared with the same period in 2025.

Segment Adjusted EBITDA decreased by $14.2 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease is primarily due to the increased costs for research and development as described above and negative impacts on foreign currency exchange rates year-over-year related to the Space segment’s international operations.

Defense Tech
Redwire’s Defense Tech segment focuses on delivering combat-proven autonomous systems, optical sensors and radio frequency payloads that provide intelligence, surveillance, and reconnaissance capabilities for U.S. and allied nations across multiple domains. Defense Tech’s operating results included the following:

(in thousands, except percentages)	June 30, 2026	June 30, 2025
Revenue	$106,187	$14,340
Operating income (loss)	$(42,999)	$(48,076)
Operating margin	(40)%	(335)%
Segment Adjusted EBITDA	$19,101	$(12,614)

Defense Tech segment revenues increased by $91.8 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The year-over-year increase in revenues was primarily due to $85.6 million of revenue related to the Edge Autonomy Acquisition, which was completed on June 13, 2025 and therefore has minimal comparable amounts year-over-year. The increase was also due to net favorable EAC adjustments for the six months ended June 30, 2026 compared to net unfavorable adjustments in the same period of 2025.

Operating income (loss) decreased by $5.1 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. Operating margin also decreased to (40)% from (335)% year-over-year. The decrease in operating income (loss) and operating margin is primarily due to an increase in gross in margin to 47% from (102)% year-over-year. The increase in gross margin is primarily related to $43.6 million of contributed gross profit related to the Edge Autonomy Acquisition, which was completed on June 13, 2025 and therefore has a minimal comparable amount year-over-year as well as the impact from net favorable EAC adjustments of $9.3 million for the three months ended June 30, 2026 compared to net unfavorable EAC adjustments of $16.4 million for the same period in 2025. These increases were partially offset by an increase in equity-based compensation of $12.4 million related to the Edge Incentive Units year-over-year and a $14.6 million increase in depreciation and amortization primarily as a result of the Edge Autonomy Acquisition year-over-year.

Segment Adjusted EBITDA increased by $32.1 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase is primarily due to the increased gross margins as described above partially offset by an increase in research and development costs of $14.0 million as a result of the Company investing in high potential opportunities.

Supplemental Non-GAAP Information
We use Adjusted EBITDA and Adjusted EPS to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources which are not calculated in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and are considered to be Non-GAAP financial performance measures. These Non-GAAP financial performance measures are used to supplement the financial information presented on a U.S. GAAP basis and should not be considered in isolation or as a substitute for the relevant U.S. GAAP measures and should be read in conjunction with information presented on a U.S. GAAP basis. Because not all companies use identical calculations, our presentation of Non-GAAP measures may not be comparable to other similarly titled measures of other companies.

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

The table below presents a reconciliation of Adjusted EBITDA to net income (loss), computed in accordance with U.S. GAAP for the following periods:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss)	$(40,971)	$(96,979)	$(117,473)	$(99,927)
Interest expense, net	796	23,755	3,263	27,349
Income tax expense (benefit)	1,862	(32,604)	2,503	(32,786)
Depreciation and amortization	11,460	5,060	22,710	8,106
Transaction expenses (i)	11	16,643	51	20,442
Acquisition integration costs (i)	259	457	484	457
Purchase accounting fair value adjustment related to inventory (ii)	—	2,418	—	2,418
Severance costs (iii)	294	1,999	556	2,176
Capital market and advisory fees (iv)	2,742	2,740	4,757	3,708
Disposal of long-lived assets (v)	209	—	209	—
Litigation-related expenses (vi)	477	—	903	—
Equity-based compensation (vii)	3,900	32,686	50,635	35,598
Debt financing costs and extinguishment losses (viii)	1,260	105	4,185	105
Warrant liability change in fair value adjustment (ix)	14,469	16,326	14,787	2,692
Adjusted EBITDA	$(3,232)	$(27,394)	$(12,430)	$(29,662)
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
iv.Redwire incurred capital market and advisory fees related to advisors assisting with the implementation of internal controls over financial reporting, including material weakness remediation efforts, and the internalization of corporate services, including, but not limited to, implementing enhanced enterprise resource planning systems across U.S. and foreign operations.
v.Redwire incurred a loss on the disposal of long-lived assets.
vi.Redwire incurred expenses related to settlements of legal matters.
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

Adjusted EPS
Adjusted EPS is defined as U.S. GAAP diluted earnings per share (the most directly comparable U.S. GAAP measure) before transaction expenses, acquisition integration costs, purchase accounting fair value adjustment related to deferred revenue and inventory, litigation expenses, equity-based compensation, debt financing costs and extinguishment losses and changes in fair value of private warrants, adjusted to assume the Company’s Convertible Preferred Stock does not exist. Adjusted EPS is a useful measure because it eliminates the impact of infrequent or non-recurring items that do not relate to operational performance and provides additional information to investors about certain material non-cash items that we do not expect to continue at the same level in the future.

The table below presents a reconciliation of Adjusted EPS to diluted EPS, computed in accordance with U.S. GAAP for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Diluted EPS	$(0.19)	$(1.41)	$(0.58)	$(1.66)
Dividends on convertible preferred stock	—	0.33	0.01	0.41
Transaction expenses (i)	—	0.19	—	0.25
Acquisition integration costs (i)	—	0.01	—	0.01
Purchase accounting fair value adjustment (ii)	—	0.03	—	0.03
Litigation-related expenses (iii)	—	—	—	—
Equity-based compensation (iv)	0.02	0.36	0.24	0.44
Debt financing costs and extinguishment losses (v)	0.01	—	0.02	—
Warrant liability change in fair value adjustment (vi)	0.07	0.18	0.07	0.03
Adjusted EPS	$(0.09)	$(0.31)	$(0.24)	$(0.49)
i.Redwire incurred acquisition costs including due diligence, integration costs and additional expenses related to pre-acquisition activity.
ii.Redwire adjusted inventory related to the application of purchase accounting for the Edge Autonomy acquisition and recognized expense for the amount of the fair value adjustment included in cost of sales for the inventory sold after the acquisition date.
iii.Redwire incurred expenses related to settlements of legal matters.
iv.Redwire incurred expenses related to equity-based compensation under Redwire’s equity-based compensation plan and Edge Incentive Units.
v.Redwire incurred expenses related to debt financing agreements, including amendment related fees paid to third parties that are expensed in accordance with U.S. GAAP, and losses on debt extinguishments. Refer to Note H – Debt of the accompanying notes to the condensed consolidated financial statements for additional information.
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

Book-to-Bill
Our book-to-bill ratio was as follows for the periods presented:

	Three Months Ended		Last Twelve Months Ended
(in thousands, except ratio)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Contracts awarded
Space	$20,648	$9,537	$309,733	$138,789
Defense Tech	145,139	81,026	337,255	88,269
Total contracts awarded	$165,787	$90,563	$646,988	$227,058
Revenues
Space	$55,192	$56,682	$208,871	$220,304
Defense Tech	61,882	5,078	217,401	41,049
Total revenues	$117,074	$61,760	$426,272	$261,353
Book-to-bill ratio
Space	0.37	0.17	1.48	0.63
Defense Tech	2.35	15.96	1.55	2.15
Total book-to-bill ratio	1.42	1.47	1.52	0.87
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

Our book-to-bill ratio was 1.42 for the three months ended June 30, 2026, as compared to 1.47 for the three months ended June 30, 2025. For the three months ended June 30, 2026 none of the contracts awarded balance relates to acquired contract value. For the three months ended June 30, 2025, the contracts awarded includes $73.7 million of acquired contract value from the Edge Autonomy acquisition.

Our book-to-bill ratio was 1.52 for the Last Twelve Months (“LTM”) ended June 30, 2026, as compared to 0.87 for the LTM ended June 30, 2025. For the LTM ended June 30, 2026 none of the contracts awarded balance relates to acquired contract value. For the LTM ended June 30, 2025, contracts awarded includes $73.7 million of acquired contract value from the Edge Autonomy acquisition, which was completed in the second quarter of 2025 and included in the Defense Tech segment, and $21.9 million of acquired contract value from the Hera Systems acquisition, which was completed in the third quarter of 2024 and included in the Space segment.

Backlog
The following table presents our contracted backlog as of June 30, 2026 and December 31, 2025, and related activity for the six months ended June 30, 2026 as compared to the year ended December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Organic backlog, beginning balance	$411,246	$296,652
Organic additions during the period	352,316	441,478
Organic revenue recognized during the period	(214,046)	(335,381)
Foreign currency translation	(7,389)	8,497
Organic backlog, ending balance	542,127	411,246

Acquisition-related contract value, beginning balance	—	—
Acquisition-related backlog, ending balance	—	—

Contracted backlog, ending balance	$542,127	$411,246

Contracted backlog by segment:
Space	$321,950	$299,804
Defense Tech	220,177	111,442

We view growth in backlog as a key measure of our business growth. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Our contracted backlog includes $186.2 million and $81.0 million in remaining contract value from contracts which recognize revenue at a point in time as of June 30, 2026 and December 31, 2025, respectively.

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

Although contracted backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog. In addition, some of our multi-year contracts are subject to annual funding. Management expects all amounts reflected in contracted backlog to ultimately be fully funded. Contracted backlog from international operations was $229.0 million and $193.1 million as of June 30, 2026 and December 31, 2025, respectively. These amounts are subject to foreign exchange rate translations from their respective local currencies to U.S. dollars that could cause the remaining backlog balance to fluctuate with the foreign exchange rate at the time of measurement.

Liquidity and Capital Resources
Our operations are primarily funded with cash flows provided by operating activities, proceeds from equity offerings, including the ATM facilities, and access to existing credit facilities. As of June 30, 2026, we had $557.0 million in cash and cash equivalents and $50.0 million in available borrowings from our existing credit facilities.

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

Contractual Obligations
During the six months ended June 30, 2026, there were no material changes to the Company’s contractual obligations as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report that were outside the ordinary course of our business, except the following.

As of June 30, 2026, the Company had two facility leases that had not yet commenced but require significant future lease obligations in the aggregate amount of $16.9 million. The contracts were determined to be operating leases, whereby the Company is not required to make rent payments prior to the lease commencement date while construction is completed on the underlying assets. Due to the nature of the work and the amount of the Company’s contribution to the construction period costs for the leases, the Company was determined not to be the owner of the assets under construction as the landlords have substantially all of the construction period risks.

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

We had $0.8 million and $0.7 million of standby letters of credit as of June 30, 2026 and December 31, 2025, respectively. Our standby letters of credit outstanding generally relate to submitted proposals and performance guarantees, which are secured by our restricted cash. Refer to Note B of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s restricted cash.

Cash Flows
The table below summarizes certain information from the condensed consolidated statements of cash flows for the following periods:

	Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025
Cash, cash equivalents and restricted cash at beginning of year	$95,183	$49,071
Operating activities:
Net income (loss)	(117,473)	(99,927)
Reconciling adjustments to net income (loss)	96,966	11,292
Changes in working capital	(11,095)	(44,109)
Net cash provided by (used in) operating activities	(31,602)	(132,744)
Net cash provided by (used in) investing activities	(16,441)	(161,729)
Net cash provided by (used in) financing activities	511,461	323,489
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(883)	472
Net increase (decrease) in cash, cash equivalents and restricted cash	462,535	29,488
Cash, cash equivalents and restricted cash at end of period	$557,718	$78,559

Operating activities
Net cash used in operating activities decreased by $101.1 million year-over-year. The change was primarily due to an increase of $85.7 million in the effects of reconciling adjustments to net income (loss) and a decrease in cash used by working capital of $33.0 million, partially offset by an increase of $17.5 million in cash used related to the Company’s net loss for the six months ended June 30, 2026 in comparison to 2025. The increase in non-cash adjustments is primarily related to increases in share-based compensation of $15.0 million and depreciation and amortization expense of $14.6 million both of which are primarily related to the Edge Autonomy Acquisition. The increase was also due to an increase in the loss recognized for the change in fair value of the outstanding private warrants of $12.1 million year-over-year. Please refer to Note D – Fair Value of Financial Instruments of the accompanying notes to the condensed consolidated financial statements for additional information related to the fair value of warrants. The increase in non-cash adjustments is also due to the recognition of $2.5 million in deferred tax expense for the six months ended June 30, 2026 compared to a $32.1 million deferred tax benefit for the same period in 2025. The decrease in cash used by working capital was primarily due to an increase of $25.3 million and $19.4 million in deferred revenue and accounts payable and accrued expenses, respectively, for 2026 compared to a decrease of $28.4 million and $5.6 million in deferred revenue and accounts payable and accrued expenses, respectively, for 2025, as well as an increase in cash provided by accounts receivable of $13.0 million year-over-year. These changes were partially offset by an increase in cash used for contract assets of $22.7 million and inventory of $31.6 million year-over-year. The increases in accounts payable and accrued expenses were primarily a result of timing of payments and recognition of liability. The changes in deferred revenue, contract assets and accounts receivable were primarily driven by the timing of billable milestones during the six months ended June 30, 2026 compared to 2025 and the changes in inventory are primarily related to the Edge Autonomy Acquisition.
Investing activities
Net cash used in investing activities decreased by $145.3 million year-over-year. The change was due to cash used for the Edge Autonomy Acquisition in 2025 offset by an increase in capital expenditures primarily related to equipment and leasehold improvements.
Financing activities
Net cash provided by financing activities increased by $188.0 million during the six months ended June 30, 2026, as compared to 2025. The increase was primarily due to net proceeds received under the Company’s ATM facilities and exercise of private warrants of $552.4 million during 2026, compared to $328.7 million of net proceeds for an equity offering and exercise of public and private warrants during the same period in 2025. The increase was also due to the Company repurchasing shares of its Series A Convertible Preferred stock during the six months ended June 30, 2025 for which there is no comparable activity during the six months ended June 30, 2026. These increases were partially offset by a change to net debt payments of $39.8 million from net debt proceeds of $64.5 million year-over-year. The change is primarily due to the Company making a $40.0 million prepayment on the term loans under the JPM A&R Credit Agreement, as amended, during 2026, compared to the original issuance of $90.0 million in term loans under the same agreement in 2025. Please refer to Note H – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. In connection with the financing of our business, we have entered into variable rate term loans and revolver facilities, and, at June 30, 2026, we are exposed to interest rate risk on borrowings under our JPM A&R Credit Agreement. As of June 30, 2026, we had $48.9 million of outstanding borrowings under the JPM A&R Credit Agreement, which bears interest at fluctuating interest rates based on the Secured Overnight Financing Rate (“SOFR”), plus an applicable margin. Accordingly, a rising interest rate environment could result in higher interest expense due on borrowings under the JPM A&R Credit Agreement, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. We estimate that a hypothetical adverse change in the SOFR rate of 100 basis points would have increased our annual interest expense by approximately $0.5 million based on our outstanding debt as of June 30, 2026.

We may periodically enter into financial instruments to manage this risk, although we have not done so historically.

Foreign Currency Exchange Risk
We have exposure to various foreign currency exchange rate fluctuations for revenues and costs generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 38% and 36% of our total revenues in the second quarter and first half of 2026, respectively, and approximately 22% and 20% of our total revenues in the second quarter and first half of 2025, respectively, were derived from our international operations, all of which were denominated in foreign currencies, primarily the euro. We do not enter into financial instruments to manage this foreign currency exchange risk. We estimate that a hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on revenues of approximately $4.4 million and $7.6 million in the second quarter and first half of 2026, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, certain of our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses in internal control over financial reporting described below.

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

Management identified the following material weaknesses in internal control over financial reporting as of June 30, 2026:
•For all of our U.S. operations, except Redwire Defense Tech Intermediate Holdings, LLC, we designed process-level control activities pervasive across our financial reporting processes, but we were unable to fully deploy those process-level control activities with sufficient time to demonstrate their operating effectiveness.
•For our European and Redwire Defense Tech Intermediate Holdings, LLC operations:
◦Due to insufficient time and resources, we did not (i) establish effective information technology general controls (“ITGCs”), specifically program change controls and access controls, that support the consistent operation of the Company’s IT operating systems, databases and IT applications, and end user computing over all financial reporting; and, ii) have policies and procedures through which ITGCs are deployed across the organization. Automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from IT systems were also rendered ineffective because they are affected by the lack of ITGCs.
◦As a result, we did not effectively design, implement or operate process-level control activities pervasive across our financial reporting processes.

The material weaknesses above did not result in a material misstatement to the condensed consolidated financial statements as of and for the three months ended June 30, 2026. However, the control deficiencies described above created a reasonable possibility that a material misstatement to the condensed consolidated financial statements would not be prevented or detected on a timely basis if one were to occur.

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

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are in the process of integrating Redwire Defense Tech Intermediate Holdings, LLC into our overall internal control over financial reporting processes.

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

ITEM 1A. RISK FACTORS
As of June 30, 2026, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, none of the directors or officers of the Company informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
10.1
Equity Distribution Agreement, dated as of May 6, 2026, by and between Redwire Corporation, Truist Securities, Inc., J.P. Morgan Securities LLC, BofA Securities, Inc., TCBI Securities, Inc., doing business as Texas Capital Securities, A.G.P./Alliance Global Partners, B. Riley Securities, Inc., Canaccord Genuity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2026).

10.2
Equity Distribution Agreement, dated as of June 9, 2026, by and between Redwire Corporation, Truist Securities, Inc., J.P. Morgan Securities LLC, BofA Securities, Inc., TCBI Securities, Inc., doing business as Texas Capital Securities, A.G.P./Alliance Global Partners, B. Riley Securities, Inc., Canaccord Genuity LLC, H.C. Wainwright & Co., LLC, KeyBanc Capital Markets Inc. and Roth Capital Partners, LLC. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by the Registrant on June 9, 2026).

10.3
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 30, 2026, by and among Redwire Defense Tech Intermediate Holdings, LLC, as the Parent, Redwire Defense Tech Intermediate II Holdings, LLC, as the Lead Borrower, the other borrowers party thereto from time to time, the other guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 1, 2026).

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

Redwire Corporation

Date:	August 6, 2026	By:	/s/ Peter Cannito
		Name:	Peter Cannito
		Title:	Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Date:	August 6, 2026	By:	/s/ Chris Edmunds
		Name:	Chris Edmunds
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)