Form 10-Q
period 2026-09-30
Redwire Corp
filed 2026-11-05
CIK 1819810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-39733
Redwire Corporation
(Exact name of registrant as specified in its charter)

Delaware	88-1818410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Riverside Avenue, Suite 600 Jacksonville, Florida	32204
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 250,219,316 shares of common stock as of November 2, 2026.

REDWIRE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2026

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
•if we are unable to successfully integrate recently completed and future acquisitions or successfully select, execute or integrate future acquisitions into the business and realize anticipated synergies and benefits or do so within the expected timeframe, our operations and financial condition could be materially and adversely affected;
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
•we are subject to stringent U.S. economic sanction laws and regulations, and trade control laws and regulations, as well as risks related to doing business in other countries, including those related to tariffs, trade restrictions and government actions;
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

Item 1. Financial Statements and Supplementary Data
REDWIRE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of U.S. dollars, except share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash, cash equivalents and restricted cash	$488,866	$95,183
Accounts receivable, net	28,905	37,251
Contract assets	84,770	44,019
Inventory, net	99,778	55,847
Prepaid expenses and other current assets	19,302	20,512
Total current assets	721,621	252,812
Property, plant and equipment, net of accumulated depreciation of $22,222 and $14,558	57,165	49,199
Right-of-use assets	35,176	31,741
Intangible assets, net of accumulated amortization of $71,348 and $46,192	311,698	336,153
Goodwill	769,638	779,114
Other non-current assets	3,305	118
Total assets	$1,898,603	$1,449,137
Liabilities, Convertible Preferred Stock and Equity (Deficit)
Current liabilities:
Accounts payable	$48,689	$32,295
Notes payable to sellers	3,171	2,171
Short-term debt, including current portion of long-term debt	4,500	5,162
Short-term operating lease liabilities	4,477	4,088
Short-term finance lease liabilities	643	595
Accrued expenses	29,593	32,034
Deferred revenue	72,555	60,119
Other current liabilities	8,380	19,150
Total current liabilities	172,008	155,614
Long-term debt, net	42,502	80,036
Long-term operating lease liabilities	33,466	30,471
Long-term finance lease liabilities	1,162	1,276
Warrant liabilities	—	4,213
Deferred tax liabilities	39,195	38,358
Other non-current liabilities	1,135	2,119
Total liabilities	$289,468	$312,087
Commitments and contingencies (Note L – Commitments and Contingencies)
Convertible preferred stock, $0.0001 par value, 125,292.00 shares authorized; issued and outstanding: 2026—none and 2025—46,505.13. Liquidation preference: 2026—none and 2025—$118,434 (Note M – Convertible Preferred Stock)	$—	$77,034
Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 99,874,708 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; issued and outstanding 2026—250,181,098 and 2025—191,915,804	25	19
Treasury stock, at cost: 2026—1,128,577 shares and 2025—1,036,294 shares	(8,307)	(7,342)
Additional paid-in capital	2,384,478	1,678,799
Accumulated deficit	(762,413)	(621,762)
Accumulated other comprehensive income (loss)	(4,648)	10,302
Total shareholders’ equity (deficit)	1,609,135	1,060,016
Total liabilities, convertible preferred stock and equity (deficit)	$1,898,603	$1,449,137
The accompanying notes are an integral part of these condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues	$109,035	$103,432	$323,081	$226,587
Cost of sales	73,813	86,622	229,507	219,800
Gross profit	35,222	16,810	93,574	6,787
Operating expenses:
Selling, general and administrative expenses	46,161	50,285	171,124	123,495
Transaction expenses	934	684	985	21,126
Research and development	14,396	7,693	39,525	10,226
Operating income (loss)	(26,269)	(41,852)	(118,060)	(148,060)
Interest (income) expense, net	(2,653)	6,282	610	33,631
Loss on extinguishment of debt	—	—	3,731	—
Other (income) expense, net	(21)	(13,844)	16,164	(14,688)
Income (loss) before income taxes	(23,595)	(34,290)	(138,565)	(167,003)
Income tax expense (benefit)	(417)	6,862	2,086	(25,924)
Net income (loss)	(23,178)	(41,152)	(140,651)	(141,079)
Less: dividends on Convertible Preferred Stock	—	1,674	2,016	34,853
Net income (loss) available to common shareholders	$(23,178)	$(42,826)	$(142,667)	$(175,932)

Net income (loss) per common share:
Basic and diluted	$(0.09)	$(0.29)	$(0.64)	$(1.72)

Weighted-average shares outstanding:
Basic and diluted	250,050,615	145,744,055	221,603,034	102,482,997

Comprehensive income (loss):
Net income (loss)	$(23,178)	$(41,152)	$(140,651)	$(141,079)
Foreign currency translation gain (loss), net of tax	(3,368)	(1,403)	(14,950)	9,606
Total other comprehensive income (loss), net of tax	(3,368)	(1,403)	(14,950)	9,606
Total comprehensive income (loss)	$(26,546)	$(42,555)	$(155,601)	$(131,473)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(In thousands of U.S. dollars, except share data)

Three Months Ended September 30, 2026	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2026	249,221,102	$25	1,036,294	$(7,342)	$2,377,689	$(739,235)	$(1,280)	$1,629,857
Equity-based compensation expense	—	—	—	—	6,310	—	—	6,310
Common stock issued for share-based awards	907,013	—	—	—	—	—	—	—
Common stock issued for warrants exercised	52,983	—	—	—	479	—	—	479
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	92,283	(965)	—	—	—	(965)
Foreign currency translation, net of tax	—	—	—	—	—	—	(3,368)	(3,368)
Net loss	—	—	—	—	—	(23,178)	—	(23,178)
Balance as of September 30, 2026	250,181,098	$25	1,128,577	$(8,307)	$2,384,478	$(762,413)	$(4,648)	$1,609,135

Nine Months Ended September 30, 2026	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	191,915,804	$19	1,036,294	$(7,342)	$1,678,799	$(621,762)	$10,302	$1,060,016
Equity-based compensation expense	—	—	—	—	56,945	—	—	56,945
Common stock issued under the ATM facility	40,253,405	4	—	—	550,610	—	—	550,614
Common stock issued for share-based awards	1,511,349	—	—	—	4,155	—	—	4,155
Common stock issued for warrants exercised	1,252,954	—	—	—	20,295	—	—	20,295
Shares repurchased for settlement of employee tax withholdings on share-based awards	—	—	92,283	(965)	—	—	—	(965)
Convertible preferred stock dividend	—	—	—	—	(3,358)	—	—	(3,358)
Convertible preferred stock converted to common stock	15,247,586	2	—	—	77,032	—	—	77,034
Foreign currency translation, net of tax	—	—	—	—	—	—	(14,950)	(14,950)
Net loss	—	—	—	—	—	(140,651)	—	(140,651)
Balance as of September 30, 2026	250,181,098	$25	1,128,577	$(8,307)	$2,384,478	$(762,413)	$(4,648)	$1,609,135

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

REDWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of U.S. dollars)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income (loss)	$(140,651)	$(141,079)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	33,924	20,227
Amortization of debt issuance costs and discount	779	1,436
Equity-based compensation expense	56,945	47,591
Loss on extinguishment of debt	3,731	—
(Gain) loss on change in fair value of warrants	14,147	(11,506)
Deferred provision (benefit) for income taxes	2,008	(25,965)
Purchase accounting fair value adjustment related to inventory	—	13,645
Other	3,706	(2,084)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	8,108	1,595
(Increase) decrease in contract assets	(41,199)	(5,562)
(Increase) decrease in inventory	(45,606)	(3,937)
(Increase) decrease in prepaid expenses and other assets	(3,652)	(3,617)
Increase (decrease) in accounts payable and accrued expenses	12,914	(9,772)
Increase (decrease) in deferred revenue	10,681	(34,094)
Increase (decrease) in operating lease liabilities	(369)	(141)
Increase (decrease) in other liabilities	(11,658)	194
Increase (decrease) in notes payable to sellers	1,000	—
Net cash provided by (used in) operating activities	(95,192)	(153,069)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(151,791)
Purchases of property, plant and equipment	(15,040)	(11,288)
Purchase of intangible assets	(4,165)	(6,139)
Net cash provided by (used in) investing activities	(19,205)	(169,218)
Cash flows from financing activities:
Proceeds received from debt	89,728	191,238
Repayments of debt	(130,662)	(127,196)
Payment of debt issuance fees	(1,914)	(105)
Repayment of finance leases	(475)	(379)
Proceeds from (repayment of) third-party advances	—	(7,820)
Proceeds from issuance of common stock	566,670	337,806
Payment of equity issuance costs	(14,031)	—
Proceeds from common stock issued for options exercise	4,155	—
Shares repurchased for settlement of employee tax withholdings on share-based awards	(965)	(2,763)
Convertible preferred stock dividend	(3,358)	—
Repurchase of convertible preferred stock	—	(63,862)
Net cash provided by (used in) financing activities	509,148	326,919
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(1,068)	625
Net increase (decrease) in cash, cash equivalents and restricted cash	393,683	5,257
Cash, cash equivalents and restricted cash at beginning of period	95,183	49,071
Cash, cash equivalents and restricted cash at end of period	$488,866	$54,328

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

The Company had $0.7 million and $0.7 million of restricted cash as of September 30, 2026 and December 31, 2025, respectively, related to standby letters of credit for performance guarantees and submitted proposals which are legally restricted for withdrawal and use. The Company had restricted cash of $2.0 million as of September 30, 2025. Amounts may be subject to final price adjustments upon delivery and acceptance of the related performance obligations by the customer.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets and the condensed consolidated statements of cash flows as of the following periods:

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$488,121	$52,282
Restricted cash	745	2,046
Total cash, cash equivalents and restricted cash	$488,866	$54,328

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents supplemental cash flow information during the following periods:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$4,809	$32,234
Income taxes	—	143

Non-Cash Investing and Financing Activities:
Convertible Preferred Stock dividend paid-in-kind	$—	$33,285
Equity consideration in acquisition of businesses	—	862,561
Settlement of private warrant liabilities for common stock	16,862	34,963
Exchange of Series A Convertible Preferred Stock for common stock	77,034	48,462
Capital expenditures not yet paid	2,853	2,198

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, accounts receivable and contract assets. The Company places its cash and cash equivalents with financial institutions of high-credit quality. At times, such amounts may exceed federally insured limits. Cash and cash equivalents on deposit or invested with financial and lending institutions were $488.1 million and $52.3 million, as of September 30, 2026 and 2025, respectively.

The Company provides credit to customers in the normal course of business. The carrying amount of current accounts receivable and contract assets are stated at cost, net of an allowance for credit losses. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be fully collected. The Company recognizes the allowance for credit losses at inception of sales and reassesses quarterly based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions. The Company elected the practical expedient, available as part of the adoption of ASU 2025-05 (as defined below), not to consider management’s expectations of conditions in the future for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606 (“ASC 606”), Revenue from Contracts with Customers. Substantially all accounts receivable as of September 30, 2026 are expected to be collected in 2026. The Company does not believe there is a significant exposure to credit risk as the majority of the Company’s accounts receivable are due from U.S. and foreign governments or large prime contractors of such government entities. As a result, the allowance for credit losses was not material as of September 30, 2026 and December 31, 2025, respectively.

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

Other accounting standards updates adopted and/or issued, but not effective until after September 30, 2026, are not expected to have a material effect on the Company’s consolidated financial position, results of operations and/or cash flows.

Note C – Business Combinations
Edge Autonomy Acquisition
On June 13, 2025, the Company acquired 100% of the equity interests in Redwire Defense Tech Intermediate Holdings, LLC and its subsidiaries (f/k/a Edge Autonomy Intermediate Holdings, LLC) (“Edge Autonomy”), a leading provider of field-proven uncrewed airborne system technology (the “Edge Autonomy Acquisition”) from Edge Ultimate Holdings, LP, a Delaware limited partnership (“Ultimate Holdings”) for cash and the issuance of 49,764,847 shares of the Company’s common stock (“Equity Consideration”). Common stock was held back from the Equity Consideration to fund post-closing purchase price adjustments, if any, in the amount of $5.0 million, valued at a price per share of $15.07. No additional shares of the Company’s common stock were issued from the amount held back. The fair value of the assets acquired and liabilities assumed as of the acquisition date was $426.2 million and $124.4 million, respectively, for total purchase consideration, after certain adjustments, including the fair value of Equity Consideration, of $1,024.7 million, comprising of $160.0 million cash paid, $862.6 million fair value of common stock issued, and $2.2 million payable to Ultimate Holdings. The Company funded the cash consideration using cash on hand and proceeds from its indebtedness. Refer to Note H – Debt for additional information on the Company’s outstanding debt.

The acquisition was accounted for as a business combination, whereby the excess of the consideration paid over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to its existing products and markets. For tax purposes, the goodwill is not deductible. During the nine months ended September 30, 2026, the Company recorded $1.7 million of measurement period adjustments to increase the payable to seller, which increased the balance of goodwill to $723.0 million. The amount of goodwill for Edge Autonomy as of September 30, 2026 and December 31, 2025, was $723.0 million and $721.3 million, respectively.

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

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Post-acquisition revenues	$49,513	$55,459
Net income (loss)	(26,297)	(61,215)

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Pro Forma Financial Data (Unaudited)
The table below presents the pro forma combined results of operations for the Company for the three and nine months ended September 30, 2025, as though the acquisition of Edge Autonomy had been completed as of January 1, 2024.

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Revenues	$103,432	$313,629
Net income (loss)	(30,527)	(96,739)
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

The Company incurred nominal acquisition related costs for completed acquisitions during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company incurred acquisition related costs for completed acquisitions of $0.4 million and $20.7 million, respectively. These expenses are included in transaction expenses on the condensed consolidated statements of operations and comprehensive income (loss).

Note D – Fair Value of Financial Instruments
Cash, cash equivalents and restricted cash, accounts receivable, contract assets, inventories, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue and other current liabilities are reflected on the condensed consolidated balance sheets at amounts that approximate fair value because of the short-term nature of these financial assets and liabilities. Money market funds are highly liquid investments that are valued based on quoted market prices in active markets, which represent a Level 1 measurement within the fair value hierarchy. During the three and nine months ended September 30, 2026, the Company earned $3.8 million and $5.0 million of interest income, respectively, primarily from interest earned on money market funds, which is included in interest (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss).

The fair value of the Company’s debt approximates its carrying value and is classified as Level 2 within the fair value hierarchy as it is based on discounted cash flows using a current borrowing rate.

Private Warrants
In September 2021, the Company issued 7,732,168 private warrants in a transaction exempt from registration under securities regulations. The warrants, which were not listed for trading on a stock exchange, entitled the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants expired on September 2, 2026, at 5:00 p.m., New York City time. The private warrants were established as a liability at issuance. Classification of the private warrants as liability instruments was based on an analysis of the guidance in accordance with U.S. GAAP and a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” The Company considered whether the private warrants display the three characteristics of a derivative, and concluded the private warrants meet the definition of a derivative. However, the private warrants failed to meet the equity scope exception and thus were classified as a liability measured at fair value, subject to remeasurement at each reporting period. The changes in fair value of the private warrant liability were a decrease of $0.6 million and $14.2 million for the three months ended September 30, 2026 and 2025, respectively, and an increase of $14.1 million and a decrease of $11.5 million for the nine months ended September 30, 2026 and 2025, respectively. These changes in fair value are recognized as other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss).

During the three and nine months ended September 30, 2026, 130,000 and 2,430,000 private warrants, respectively, were exercised on a cashless basis for 15,915 and 1,084,766 shares of the Company’s common stock, respectively, and a nominal amount of private warrants were exercised and converted into shares of the Company’s common stock on a one for one basis at the exercise price of $11.50 per share for proceeds of $0.4 million and $1.9 million, respectively. On September 2, 2026, the remaining private warrants expired and as of September 30, 2026, the Company had no private warrants outstanding. During the nine months ended September 30, 2025, 4,631,799 private warrants were exercised on a cashless basis for 2,293,739 shares of the Company’s common stock and 467,174 private warrants were exercised and converted into 467,174 shares of the Company’s common stock at the exercise price of $11.50 per share for proceeds of $5.4 million. Upon exercise and expiration, the Company remeasured the fair value of the related private warrants, which was recognized as other (income) expense, net in the condensed consolidated statements of operations and

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

comprehensive income (loss), and then released the associated liability upon issuance of the Company’s common stock and expiration of the liability. At expiration, the fair value of the private warrants was equal to the difference between the current stock price and the exercise price. As the exercise price was greater than the current stock price, the fair value per share on the expiration date was equal to zero. Refer to Note J – Warrants and Capital Stock Transactions for additional information.

The private warrants were valued using a modified Black-Scholes OPM. As certain inputs are not observable in the market, the private warrants are classified as Level 3 instruments within the fair value hierarchy. The table below presents the fair value per warrant and the valuation assumptions under the Black-Scholes OPM:

	May 26, 2026 to August 24, 2026(1)	December 31, 2025	February 25, 2025
Fair value per share	$0.31 to $11.34	$1.60	$6.84
Warrants outstanding	35,000 to 202,069	2,633,195	5,098,978
Exercise price	$11.50	$11.50	$11.50
Common stock price	$11.38 to $22.04	$7.60	$14.34
Expected option term	0.03 to 0.3 years	0.7 years	1.5 years
Expected volatility	49.80% to 144.59%	104.60%	82.90%
Risk-free rate of return	3.68% to 3.79%	3.52%	4.05%
Expected annual dividend yield	—%	—%	—%
(1) Represents assumptions used in determining the fair value of warrants upon each exercise and conversion during the nine months ended September 30, 2026.

The table below presents the Company’s financial instruments measured at fair value on a recurring basis:

		September 30, 2026
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	Cash, cash equivalents and restricted cash	$404,680	$—	$—	$404,680
Total assets		$404,680	$—	$—	$404,680

Liabilities:
Private warrants	Warrant liabilities	$—	$—	$—	$—
Total liabilities		$—	$—	$—	$—

		December 31, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private warrants	Warrant liabilities	$—	$—	$4,213	$4,213
Total liabilities		$—	$—	$4,213	$4,213
Changes in the fair value of Level 3 financial liabilities were as follows:

Liabilities:	Private Warrants	Total Level 3
December 31, 2025	$4,213	$4,213
Changes in fair value	14,147	14,147
Settlements	(18,360)	(18,360)
September 30, 2026	$—	$—

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note E – Inventory, net
The inventory balance was as follows:

	September 30, 2026	December 31, 2025
Raw materials	$53,026	$32,634
Work in process	37,161	20,193
Finished goods	9,591	3,020
Inventory, net	$99,778	$55,847
The Company records a reserve for slow-moving inventory as a charge against earnings for all products identified as surplus, slow-moving, or discontinued. The amounts presented above are shown net of inventory reserves of $3.6 million and $2.4 million as of September 30, 2026 and December 31, 2025, respectively.

Note F – Intangible Assets, net
The intangible assets gross carrying amount and accumulated amortization were as follows:

	September 30, 2026
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$47,352	$(17,227)	$30,125	16
Technology	289,293	(42,733)	246,560	13
Trademarks	21,072	(4,163)	16,909	8
Internal-use software licenses	24,481	(7,225)	17,256	5
In-process internal-use software	548	—	548
Indefinite-lived intangible assets:
Tradename	300	—	300
Total intangible assets	$383,046	$(71,348)	$311,698

	December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Finite-lived intangible assets:
Customer relationships	$47,380	$(15,890)	$31,490	16
Technology	293,695	(22,319)	271,376	13
Trademarks	21,072	(3,005)	18,067	8
Internal-use software licenses	17,054	(4,978)	12,076	6
In-process internal-use software	2,844	—	2,844
Indefinite-lived intangible assets:
Tradename	300	—	300
Total intangible assets	$382,345	$(46,192)	$336,153
There was no impairment recognized related to intangible assets during the three and nine months ended September 30, 2026 and 2025, respectively.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note G – Goodwill
The changes in the carrying amount of goodwill were as follows:

	Gross Goodwill		Accumulated Impairment		Net Goodwill
	Space	Defense Tech	Space	Defense Tech	Space	Defense Tech	Total
Balance of goodwill as of December 31, 2025	$108,304	$742,053	$(71,243)	$—	$37,061	$742,053	$779,114
Impact of foreign currency	(847)	(11,146)	847	—	—	(11,146)	(11,146)
Measurement period adjustment - Edge Autonomy Acquisition	—	1,670	—	—	—	1,670	1,670
Balance of goodwill as of September 30, 2026	$107,457	$732,577	$(70,396)	$—	$37,061	$732,577	$769,638
There was no impairment recognized related to goodwill during the three and nine months ended September 30, 2026 and 2025, respectively.

Note H – Debt
The table below presents details of the Company’s debt as of the following periods and the effective interest rate as of September 30, 2026:

	Effective interest rate	September 30, 2026	December 31, 2025
JPMorgan Term Loan	7.74%	$47,750	$87,750
Other financing loans	—	—	662
Total debt		47,750	88,412
Less: unamortized discounts and issuance costs		748	3,214
Total debt, net		47,002	85,198
Less: Short-term debt, including current portion of long-term debt		4,500	5,162
Total long-term debt, net		$42,502	$80,036
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

As a result of the JPM A&R Credit Agreement and the Amendment, the Company recognized $3.3 million as a loss on extinguishment for the non-cash write-off of unamortized discount and issuance costs related to the JPMorgan Credit Agreement during the nine months ended September 30, 2026. The Company also incurred $2.6 million of fees paid to the lender and debt issuance costs during the nine months ended September 30, 2026, of which $1.5 million were recorded as a discount on the term loans, $0.7 million were recorded as deferred financing fees related to the Revolving Facility and a nominal amount was expensed during the nine months ended September 30, 2026. Costs expensed are included as other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss). The deferred financing fees related to the Revolving Facility are presented in prepaid and other current assets and non-current assets on the condensed consolidated balance sheets.

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

As of September 30, 2026 and December 31, 2025, the Company was in compliance with its covenant requirements under the JPM A&R Credit Agreement, as amended.

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

On December 31, 2025, the Company repaid the remaining outstanding principal and interest balances of the Adams Street term loan, incremental term loan and delayed draw term loan in the aggregate amount of $75.5 million and $1.0 million, respectively, with the proceeds received from sales of the Company’s common stock through the at-the-market (“ATM”) facility established in November 2025. Additionally, on December 31, 2025, the Company also used a portion of the proceeds from the ATM facility to repay the $30.0 million outstanding balance on the revolving credit facility commitment, which also reduced the facility’s commitment to $35.0 million on the same date. The early repayment of the term loans was treated as extinguishment of debt and the decrease in the revolving credit facility commitment was treated as a modification. As a result, the unamortized discount and issuance costs related to the term loans and a portion of unamortized issuance costs related to the revolving credit facility were written off in the aggregate amount of $1.0 million as loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025. Refer to Note J – Warrants and Capital Stock Transactions for additional information related to the Company’s ATM activity.

The Adams Street Credit Agreement, as amended, contained certain customary representations and warranties, affirmative and other covenants and events of default, including among other things, payment defaults, breach of representations and warranties, and covenant defaults. As of December 31, 2025, the Company was in compliance with its covenant requirements, as amended.

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

Other Supplemental Information
The table below presents other supplemental information related to the Company’s leases for the following periods:

	Three Months Ended
	September 30, 2026		September 30, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$2,599	$189	$3,029	$180
Right of use assets obtained in exchange for new lease liabilities	2,556	172	3,258	201

	Nine Months Ended
	September 30, 2026		September 30, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for lease liabilities	$8,392	$582	$5,988	$506
Right of use assets obtained in exchange for new lease liabilities	9,336	468	5,180	420

	September 30, 2026		September 30, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	5.4	3.3	5.3	3.2
Weighted average discount rate	8.5%	7.8%	8.8%	7.9%
As of September 30, 2026, the Company had three facility leases that had not yet commenced but require significant future lease obligations in the aggregate amount of $28.0 million. The contracts were determined to be operating leases, whereby the Company is not required to make rent payments prior to the lease commencement date while construction is completed on the underlying assets. Due to the nature of the work and the amount of the Company’s contribution to the construction period costs for the leases, the Company was determined not to be the owner of the assets under construction as the landlords have substantially all of the construction period risks.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

Note J – Warrants and Capital Stock Transactions
Public Warrants
In September 2021, the Company issued public warrants that entitled each registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The warrants were set to expire on September 2, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. During the nine months ended September 30, 2025, 6,738,225 public warrants were exercised and converted into 6,738,225 shares of Company’s common stock at the exercise price of $11.50 per share for proceeds of $77.5 million. Additionally, during the nine months ended September 30, 2025, certain requirements for the Company to call the public warrants were met and 1,450,586 public warrants were redeemed by the Company at $0.01 per warrant.

As of September 30, 2026 and December 31, 2025, there were no public warrants issued and outstanding, respectively.

Private Warrants
Pursuant to the warrant agreement, a warrant holder was entitled to exercise its warrants only for a whole number of shares of common stock. This means that only a whole warrant could be exercised at a given time by a warrant holder. If the private warrants were held by holders other than the original holders or their respective permitted transferees, the private warrants would be redeemable by the Company and exercisable by the holders. The original holders and their respective permitted transferees had the option to exercise the private warrants on a cashless basis.

During the three and nine months ended September 30, 2026, 130,000 and 2,430,000 private warrants, respectively, were exercised on a cashless basis for 15,915 and 1,084,766 shares of the Company’s common stock, respectively. During the nine months ended September 30, 2025, 4,631,799 private warrants were exercised on a cashless basis for 2,293,739 shares of the Company’s common stock. The conversion factor was derived by multiplying the amount of shares of common stock underlying the warrants by the excess fair value over the warrant exercise price and then dividing by the fair value. The fair value is defined as the average closing price of the Company’s common stock for the ten (10) trading days ending on the third trading day prior to the date on which the notice of exercise was provided to the Company’s stock transfer agent. Additionally, during the three and nine months ended September 30, 2026, a nominal amount of private warrants were exercised and converted into shares of the Company’s common stock on a one for one basis at the exercise price of $11.50 per share for proceeds of $0.4 million and $1.9 million, respectively. During the nine months ended September 30, 2025, 467,174 private warrants were exercised and converted into 467,174 shares of the Company’s common stock at the exercise price of $11.50 per share for proceeds of $5.4 million. On September 2, 2026, at 5:00 p.m., New York City time, the remaining private warrants expired. Upon conversion, exercise and expiration, the Company remeasured the fair value of the related warrants and released the associated liability upon issuance of the Company’s common stock and expiration of the liability. At expiration, the fair value of the private warrants was equal to the difference between the current stock price and the exercise price. As the exercise price was greater than the current stock price, the fair value per share on the expiration date was equal to zero. Refer to Note D – Fair Value of Financial Instruments for information on the Level 3 inputs used to value the private warrants.

There were no private warrants issued and outstanding as of September 30, 2026 and 2,633,195 private warrants issued and outstanding as of December 31, 2025.

ATM Facilities
In November 2025, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) by and between the Company, Truist Securities, Inc., J.P. Morgan Securities LLC, BofA Securities, Inc. and TCBI Securities, Inc., doing business as Texas Capital Securities (each a “November Agent” and collectively, the “November Agents”). Pursuant to the terms of the ATM Agreement, the Company was permitted to sell, from time to time through or to the November Agents, as the Company’s sales agent and/or as principal, shares of its common stock, having an aggregate gross sales price of up to $250 million. The sales, if any, of the Company’s common stock made under the ATM Agreement were permitted to be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange (“NYSE”), on any other existing trading market for the shares of common stock, or to or through a market maker other than on an exchange. The Company incurred costs associated with the ATM Agreement of $0.8 million, which were recorded to additional paid-in capital against proceeds received from sales of the Company’s common stock under the ATM Agreement. During the nine months ended September 30, 2026, the Company sold 6,942,924 shares of its common stock at a weighted average price of $9.38 for $65.1 million of gross proceeds. The Company also incurred $1.6 million of commission fees resulting in $63.5 million net proceeds. During the nine months ended September 30, 2026, the Company terminated the ATM agreement and, as such, had no remaining unused capacity as of September 30, 2026.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

In May 2026, the Company entered into an Equity Distribution Agreement (the “May 2026 ATM Facility”) by and between the Company, Truist Securities, Inc., J.P. Morgan Securities LLC, BofA Securities, Inc., TCBI Securities, Inc., doing business as Texas Capital Securities, A.G.P./Alliance Global Partners, B. Riley Securities, Inc., Canaccord Genuity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC (each a “May Agent” and collectively, the “May Agents”). Pursuant to the terms of the May 2026 ATM Facility, the Company was permitted to sell, from time to time through or to the May Agents, as the Company’s sales agent and/or as principal, shares of its common stock, having an aggregate gross sales price of up to $350 million. The sales, if any, of the Company’s common stock made under the May 2026 ATM Facility were permitted to be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange (“NYSE”), on any other existing trading market for the shares of common stock, or to or through a market maker other than on an exchange. The Company incurred nominal costs associated with the May 2026 ATM Facility, which were recorded to additional paid-in capital against proceeds received from sales of the Company’s common stock under the May 2026 ATM Facility. During the nine months ended September 30, 2026, the Company sold 23,986,658 shares of its common stock at a weighted average price of $14.59 for $350.0 million of gross proceeds. The Company also incurred $8.7 million of commission fees resulting in $341.2 million net proceeds. During the nine months ended September 30, 2026, the Company terminated the May 2026 ATM Facility and, as such, had no remaining unused capacity as of September 30, 2026.

In June 2026, the Company entered into an Equity Distribution Agreement (the “June 2026 ATM Facility”) by and between the Company, Truist Securities, Inc., J.P. Morgan Securities LLC, BofA Securities, Inc., TCBI Securities, Inc., doing business as Texas Capital Securities, A.G.P./Alliance Global Partners, B. Riley Securities, Inc., Canaccord Genuity LLC, H.C. Wainwright & Co., LLC, KeyBanc Capital Markets Inc. and Roth Capital Partners, LLC (each an “Agent” and collectively, the “Agents”). Pursuant to the terms of the June 2026 ATM Facility, the Company may sell, from time to time through or to the Agents, as the Company’s sales agent and/or as principal, shares of its common stock, having an aggregate gross sales price of up to $500 million. The sales, if any, of the Company’s common stock made under the June 2026 ATM Facility may be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange (“NYSE”), on any other existing trading market for the shares of common stock, or to or through a market maker other than on an exchange. The Company incurred nominal costs associated with the June 2026 ATM Facility, which were recorded to additional paid-in capital against proceeds received from sales of the Company’s common stock under the June 2026 ATM Facility. During the nine months ended September 30, 2026, the Company sold 9,323,823 shares of its common stock at a weighted average price of $16.05 for $149.6 million of gross proceeds. The Company also incurred $3.0 million of commission fees resulting in $146.6 million net proceeds. No shares were sold under the June 2026 ATM Facility during the three months ended September 30, 2026. The Company had $350.4 million of unused capacity under the June 2026 ATM Facility as of September 30, 2026.

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

Note K – Income Taxes
The table below presents the Company’s effective income tax rate on pre-tax income from continuing operations for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Effective tax rate expense (benefit)	(1.8)%	20.0%	1.5%	(15.5)%

The difference in effective tax rate between the three months ended September 30, 2026 and 2025 is primarily related to a measurement period adjustment recorded for the Edge Autonomy Acquisition during the three months ended September 30, 2025, which reduced the Company’s source of taxable income to realize a portion of deferred tax assets and resulted in the Company recording tax expense for the three months ended September 30, 2025. The difference in effective tax rate between the nine months ended September 30, 2026 and 2025 is primarily related to the Company’s mix of U.S. and foreign income taxes and an increase in the valuation allowance on the deferred tax assets in the 2026 period compared to the recognition of deferred tax assets in connection with the Edge Autonomy Acquisition and resulting decrease in the valuation allowance during the same period in 2025.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The effective tax rate for the nine months ended September 30, 2026 differs from the U.S. federal income tax rate of 21.0% primarily due to the increase in the valuation allowance discussed below, foreign and state income taxes, non-deductible expenses including the loss on the change in the fair value of the Company’s private warrant liability and non-deductible compensation costs related to the Edge Incentive Units. The effective tax rate for the nine months ended September 30, 2025 differs from the U.S. federal income tax rate of 21.0% primarily due to the valuation allowance on the realization of deferred tax assets.

The Company assesses the deferred tax assets for recoverability on a quarterly basis. In assessing the realizability of deferred tax assets, the Company evaluates whether it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (“NOL”) carryforwards are available. During the nine months ended September 30, 2026, the Company increased the valuation allowance. As of September 30, 2026, the Company determined that a portion of its deferred tax assets can be realized and a corresponding valuation allowance has been recorded to reduce the gross deferred tax asset to the amount that is more-likely-than-not to be realized.

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

On May 25, 2022, a plaintiff commenced derivative litigation in the United States District Court for the District of Delaware on behalf of the Company against Peter Cannito, Les Daniels, Reggie Brothers, Joanne Isham, Kirk Konert, Jonathan Baliff, and John S. Bolton. That litigation is captioned Yingling v. Cannito, et al., Case No. 1:22-cv-00684-MN (D. Del.). The complaint’s allegations are similar to those of a previously settled class action lawsuit filed in December 2021 (Lemen), namely, that statements about the Company’s business and operations were misleading due to alleged material weaknesses in the Company’s financial reporting internal controls. The plaintiff alleges the defendants violated Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act, breached their fiduciary duty by allowing misleading disclosures to be made, and caused the Company to overpay compensation and bonuses tied to the Company’s financial performance. As relief, the plaintiffs are seeking, among other things, compensatory and punitive damages. This litigation had previously been stayed pending resolution of the Lemen matter. Subsequent to the announcement of the Lemen settlement, the parties entered into a stipulated transfer of this matter to the United States District Court for the Middle District of Florida to be handled by the same judge overseeing the Lemen litigation. Shortly after this transfer of venue, the Court entered an administrative stay of the matter pending final resolution of the Lemen matter. In light of the final

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

settlement of the Lemen matter during August 2025, the stay was lifted, and discovery in this matter has resumed. The defendants maintain that the allegations are without merit. On August 14, 2025, the Company and the individual defendants reached an agreement-in-principle with plaintiff to settle this matter, whereby the Company would adopt certain corporate governance reforms, subject to Court approval of a final settlement agreement. After negotiating these reforms, counsel for plaintiff and counsel for the Company and individual defendants separately, and through mediation, negotiated the attorneys’ fees and expenses to be paid to plaintiff’s counsel in the amount of $0.9 million, which was approved in a final order entered on August 4, 2026. During the nine months ended September 30, 2026, the Company paid the $0.9 million settlement releasing the previously recognized loss contingency and corresponding insurance recovery as of September 30, 2026. The settlement has resolved all claims against Redwire and the other defendants in this matter.
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
Letters of Credit
The Company enters into letters of credit from time to time issued on its behalf by financial institutions secured by restricted cash. Letters of credit generally are available for draw down in the event the Company does not fulfill its contractual obligations. The Company had outstanding letters of credit of $0.7 million and $0.7 million as of September 30, 2026 and December 31, 2025, respectively.
Purchase Commitments
As of September 30, 2026, the Company has purchase commitments of $44.0 million related to future procurement of materials used for the development of certain components in conjunction with obligations under current and anticipated future revenue contracts with customers for power generation offerings. The purchase commitment payments are due at scheduled milestones over the duration of the agreements, of which approximately $8.8 million is due during the remainder of 2026, $26.4 million is due during 2027 and $8.8 million is due during 2028. The Company has contractual rights to cancel these procurements or terminate the related agreement at any time by paying a termination fee.

Note M – Convertible Preferred Stock
The table below presents activity of the Company’s Series A Convertible Preferred Stock:

	Shares	Amount
Balance as of December 31, 2025	46,505.13	$77,034
Conversion into common stock	(46,505.13)	(77,034)
Balance as of September 30, 2026	—	$—

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

During the nine months ended September 30, 2026, AEI, at its option, converted all 46,505.13 of their remaining shares of the Company’s Convertible Preferred Stock, in accordance with the Convertible Preferred Stock Certificate of Designation, into 15,247,586 shares of the Company’s common stock, respectively, based on the accrued value (defined as the initial value plus accumulated paid and unpaid dividends) as of the conversion date and a conversion ratio of $3.05. AEI subsequently sold such shares of common stock; therefore, AEI holds no shares of the Convertible Preferred Stock. As of September 30, 2026, the Company had no outstanding shares of Convertible Preferred Stock.

During 2025, Bain Capital, at its option, converted all of their remaining shares of Convertible Preferred Stock into shares of the Company’s common stock and subsequently sold such shares of common stock. As such, Bain Capital no longer holds shares of the Company’s common stock or Convertible Preferred Stock.

Liquidation Preference
The Convertible Preferred Stock ranked senior to the Company’s common stock. In the event of any liquidation or winding up of the Company, the holders of the Convertible Preferred Stock were entitled to receive in preference to the holders of the Company’s common stock the greater of (a) the greater of (i) two times the Initial Value (defined as $1,000 per share) and (ii) the Initial Value plus accrued and unpaid dividends, whether or not declared, and (b) the amount that would have been received based on the if-converted Accrued Value, defined as Initial Value plus accrued and unpaid dividends, whether or not declared. As of September 30, 2026, there were no outstanding shares of Convertible Preferred Stock and, therefore, no liquidation preference. As of December 31, 2025, the liquidation preference of the Convertible Preferred Stock was $118.4 million.

Note N – Revenues
The following table presents the disaggregation of revenue according to segment:

	Three Months Ended
	September 30, 2026			September 30, 2025
	Space	Defense Tech	Total	Space	Defense Tech	Total
Revenue percentage by recognition method
Over time	99%	19%	63%	94%	14%	51%
Point in time	1	81	37	6	86	49
Total revenues	100%	100%	100%	100%	100%	100%
Revenues by customer grouping
Civil space	$16,872	$380	$17,252	$16,077	$2,143	$18,220
National security	12,220	37,895	50,115	10,962	47,611	58,573
Commercial and other	32,174	9,494	41,668	19,509	7,130	26,639
Total revenues	$61,266	$47,769	$109,035	$46,548	$56,884	$103,432
Revenues by customer’s geographic location
U.S.	$43,312	$31,447	$74,759	$22,814	$39,269	$62,083
Europe	17,954	13,837	31,791	23,736	8,727	32,463
Other	—	2,485	2,485	(2)	8,888	8,886
Total revenues	$61,266	$47,769	$109,035	$46,548	$56,884	$103,432

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Space	Defense Tech	Total	Space	Defense Tech	Total
Revenue percentage by recognition method
Over time	97%	17%	59%	97%	23%	75%
Point in time	3	83	41	3	77	25
Total revenues	100%	100%	100%	100%	100%	100%
Revenues by customer grouping
Civil space	$54,345	$1,104	$55,449	$49,286	$2,669	$51,955
National security	32,324	116,890	149,214	36,083	56,779	92,862
Commercial and other	82,458	35,960	118,418	69,994	11,776	81,770
Total revenues	$169,127	$153,954	$323,081	$155,363	$71,224	$226,587
Revenues by customer’s geographic location
U.S.	$102,915	$90,457	$193,372	$78,706	$52,402	$131,108
Europe	66,212	43,014	109,226	76,642	9,138	85,780
Other	—	20,483	20,483	15	9,684	9,699
Total revenues	$169,127	$153,954	$323,081	$155,363	$71,224	$226,587

Customers comprising 10% or more of revenues are presented below for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Customer D(1)	$—	$14,400	$—	$49,823
Customer E(1)	20,079	27,589	58,422	31,947
Customer F(1)	14,248	—	—	—
(1) While revenue may have been generated during each of the periods presented, amounts are only disclosed for the periods in which revenues represented 10% or more of total revenue.

Contract Balances
The table below presents the contract assets and contract liabilities included on the condensed consolidated balance sheets for the following periods:

	September 30, 2026	December 31, 2025
Contract assets	$84,770	$44,019

Contract liabilities	$72,555	$60,119

The increase in contract assets during 2026 was primarily driven by production incurred on related contracts resulting in revenue recognized and the timing of billable milestones occurring during the nine months ended September 30, 2026.

The increase in contract liabilities during 2026 was primarily driven by increased bookings with advanced payments during the nine months ended September 30, 2026. Revenue recognized in the nine months ended September 30, 2026 that was included in the contract liability balance as of December 31, 2025 was $50.6 million. Revenue recognized in the nine months ended September 30, 2025 that was included in the contract liability balance as of December 31, 2024 was $59.7 million.

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

Net EAC adjustments can have a significant effect on reported revenues, cost of sales and gross profit. The below table summarizes the favorable (unfavorable) impact on gross profit from the net EAC adjustments for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net EAC adjustments, before income taxes	$3,743	$(8,334)	$2,645	$(36,633)
Net EAC adjustments, net of income taxes	3,675	(10,001)	2,684	(30,955)
Net EAC adjustments, net of income taxes, per diluted share	0.01	(0.07)	0.01	(0.38)

The net favorable EAC adjustments for the nine months ended September 30, 2026 were primarily due to $12.2 million of net favorable adjustments in the Defense Tech segment, inclusive of the reversal of loss reserves in the amount of $9.8 million. This was partially offset by $9.6 million net unfavorable adjustments in the Space segment as a result of an increase in estimates made for the programmatic and technical assumptions based on the nature and technical complexity of the work to be performed to meet customer specifications. The net unfavorable EAC adjustments for the nine months ended September 30, 2025 were primarily due to a $15.2 million unfavorable adjustment, including a $6.5 million loss reserve related to a program in the Company’s Defense Tech segment as a result of an increase in estimates made for the programmatic and technical assumptions based on the nature and technical complexity of the work to be performed to meet customer specifications. The net unfavorable EAC adjustments in 2025 were also due to production delays, additional unplanned labor and increased production costs as it relates to the development of new technologies required to meet customer specifications in the Company’s Space segment.

Remaining Performance Obligations
As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original duration greater than one year was $501.7 million, of which the Company expects to recognize approximately 50% as revenue within the next 12 months and the balance thereafter.

Note O – Equity-Based Compensation
Incentive Units
The Company’s former parent, AE Red Holdings, LLC (formerly known as Redwire Holdings, LLC) (“Holdings”) adopted a written compensatory benefit plan (the “Class P Unit Incentive Plan”) to provide incentives to existing or new employees, officers, managers, directors, or other service providers of the Company or its subsidiaries in the form of Holdings’ Class P Units (“Incentive Units”). As amended, the Tranche I and the Tranche III Incentive Units became fully vested in 2021. Holdings also amended the Class P Unit Incentive Plan so that the Tranche II Incentive Units would vest on any liquidation event, as defined in the Class P Unit Incentive Plan, rather than only upon consummation of the sale of Holdings, subject to the market-based condition stipulated in the Class P Unit Incentive Plan prior to its amendment. During the nine months ended September 30, 2026, the market-based vesting condition for Tranche II was met. All compensation expense was recognized during 2021 and 2022 and as of September 30, 2026, all Tranches were fully vested.

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

Both Tranche II and III vesting is subject to the employee’s continued employment with the Company. The fair value determined at the date of the amendment of the Edge Incentive Unit Plan was immediately recognized as compensation expense for Tranche I. Compensation expense for Tranche II and III is being derived over the service period of one and two years, respectively, and recognized on a straight-line basis. During the nine months ended September 30, 2026, an acceleration clause for Tranche II and III was met and, as such, both Tranches were considered fully vested as of September 30, 2026, with no remaining service requirement. The Company recognized the remaining $42.5 million of compensation cost during the nine months ended September 30, 2026 due to the accelerated vesting of Tranche II and III. There is no remaining expense related to the Edge Incentive Units as of September 30, 2026.

2021 Omnibus Incentive Plan
Shares of the Company’s stock reserved for grants under the 2021 Omnibus Incentive Plan (the “Plan”) were 16,964,852 and 13,126,536 as of September 30, 2026 and December 31, 2025, respectively. Incentive stock options may only be granted to employees and officers employed by the Company. The Plan appoints the Board, the Compensation Committee or such other committee consisting of two or more individuals appointed by the Board to administer the Plan. The Company issues stock awards under the Plan in the form of incentive units, non-qualified stock options, time-based restricted stock units, and performance-based restricted stock units.

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

The Company did not grant any options under the Plan during the three and nine months ended September 30, 2026 and 2025 and there were no forfeitures or expirations of stock options during the nine months ended September 30, 2026.

The table below presents the activity of stock options under the Plan:

	Number of Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2025	1,729,272	$2.65	$6.99	6.04
Exercised	(415,496)	2.67	7.17
Outstanding as of September 30, 2026	1,313,776	$2.64	$6.93	4.84

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

As of September 30, 2026, there was no remaining unrecognized compensation cost related to stock options granted under the Plan and there were 1,313,776 stock options that were vested and exercisable. The intrinsic value of all options outstanding and exercisable at September 30, 2026 and December 31, 2025 was $4.6 million and $3.4 million, respectively.

Performance-based Restricted Stock Units
The Plan authorizes the grant of performance-based restricted stock units (“PSUs”). The PSUs generally vest upon completion of a three-year period (“Performance Period”). For awards granted in 2023 and 2024, the number of shares, if any, that are ultimately awarded is contingent upon the Company’s closing price per share at the end of the Performance Period and continued employment or service to the Company. These PSU awards allow the grantee to earn between 0% and 200% of the target award based on the Company’s closing stock price per share at the end of the Performance Period. For awards granted starting in 2025, the number of shares, if any, that are ultimately awarded is contingent upon the Company’s share performance compared to the Russell Index 2000 Total Return (“RUTTR”) for the Performance Period and continued employment with or service to the Company. These PSU awards allow the grantee to earn between 0% and 200% of the target award based on the Company’s share performance compared to the Russell Index 2000 Total Return for the Performance Period. The performance share payout is based on a market condition, and as such, the awards are valued using a Monte Carlo simulation model on the grant date. The model generates the fair value of the award at the grant date, which is then recognized as compensation expense on a straight-line basis over the requisite service period. The Company recognizes forfeitures as they occur.

During the three and nine months ended September 30, 2026, the Company granted 1,017,422 PSUs to certain officers, managers and other eligible employees pursuant to the Plan and are subject to the vesting conditions as described above for awards granted during and after 2025. The grant date fair value of these awards was $15.18 per share.

The fair value of PSUs granted under the Plan was estimated on the grant date using a Monte Carlo simulation model with the following assumptions:

	2026 Grants
	RDW	RUTTR
Initial share price	$9.03	$13,749.33
Valuation date stock price	$9.74	$16,350.02
Remaining term of performance period	2.46 years	2.46 years
Expected volatility	105.40%	21.60%
Risk-free rate of return	4.16%	4.16%
Expected annual dividend yield	—%	—%

The table below presents the activity of PSUs under the Plan:

	Number of PSUs	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,050,057	$18.45	1.3	$7,980
Granted	1,017,422	15.18
Forfeited	(64,632)	17.22
Outstanding as of September 30, 2026	2,002,847	$16.89	1.4	$20,910

As of September 30, 2026, total unrecognized compensation cost related to unvested PSUs granted under the Plan was $18.3 million and is expected to be recognized over a weighted-average period of 1.4 years.

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

During the three and nine months ended September 30, 2026, the Company granted 1,530,437 and 1,710,058 RSUs, respectively,

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

under the Plan to certain employees and non-employee directors pursuant to the Plan. The RSUs granted to employees follow the vesting terms and conditions as described above for stock options and the RSUs granted to non-employee directors vest over one year. The weighted average grant date fair value of the awards granted during the nine months ended September 30, 2026 was $9.70 per share.

The table below presents the activity of RSUs under the Plan:

	Number of RSUs	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested as of December 31, 2025	1,967,811	$13.49	1.1	$14,955
Granted	1,710,058	9.70
Vested	(1,070,108)	8.56
Forfeited	(178,743)	13.55
Unvested as of September 30, 2026	2,429,018	$11.75	1.5	$25,359

As of September 30, 2026, total unrecognized compensation cost related to unvested RSUs granted under the Plan was $23.4 million and is expected to be recognized over a weighted-average period of 2.2 years.

Employee Stock Purchase Plan
On September 2, 2021, the Company’s Board adopted the Redwire Corporation 2021 Employee Stock Purchase Plan (the “ESPP”) which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. Shares of the Company’s common stock reserved for grants under the ESPP were 5,270,181 and 3,351,023 as of September 30, 2026 and December 31, 2025, respectively. The ESPP appoints the Compensation Committee to administer the ESPP. Under the ESPP, each offering has an enrollment period during which each eligible employee has the option to enroll allowing the eligible employee to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the ESPP is generally for five months, which can be modified from time to time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price. The applicable purchase price is calculated as an amount equal to 85% of the fair market value of the Company’s common stock at either the beginning or end of each offering period, whichever is less. A participant must designate in the enrollment package the percentage (if any) up to 15% of compensation to be deducted during that offering period for the purchase of stock under the ESPP, subject to certain limitations. As of September 30, 2026, the Company had five completed offering periods and one active offering period.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the five-month offering period. The Company utilizes the Black-Scholes OPM to compute the fair market value of shares under the ESPP for each offering period. As of September 30, 2026, an aggregate of 562,626 shares had been purchased and 4,707,555 shares were available for future sales under the ESPP.

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The table below presents the equity-based compensation expense recorded for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Cost of sales
Edge Incentive Units	$—	$413	$474	$413
ESPP	346	159	693	375
Restricted stock units	714	472	1,633	1,366
Performance-based restricted stock units	220	43	267	86
Total cost of sales	$1,280	$1,087	$3,067	$2,240
Selling, general and administrative expenses
Edge Incentive Units	$—	$6,984	$42,057	$36,611
ESPP	111	120	265	211
Stock options	—	1	—	227
Restricted stock units	2,407	1,822	6,187	3,892
Performance-based restricted stock units	2,512	1,979	5,369	4,410
Total selling, general and administrative expenses	$5,030	$10,906	$53,878	$45,351
Total equity-based compensation expense	$6,310	$11,993	$56,945	$47,591

Note P – Net Income (Loss) per Common Share
The table below presents a reconciliation of the basic and diluted net income (loss) per share that were computed for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net income (loss)	$(23,178)	$(41,152)	$(140,651)	$(141,079)
Less: dividends on Convertible Preferred Stock	—	1,674	2,016	34,853
Net income (loss) available to common shareholders	$(23,178)	$(42,826)	$(142,667)	$(175,932)
Denominator:
Weighted-average common shares outstanding:
Basic and diluted	250,050,615	145,744,055	221,603,034	102,482,997
Net income (loss) per common share:
Basic and diluted	$(0.09)	$(0.29)	$(0.64)	$(1.72)
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
Because the Company had a net loss for all periods presented, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented. For the three and nine months ended September 30, 2026, antidilutive securities include the Company’s outstanding equity-based awards and for the three and nine months ended September 30, 2025, antidilutive securities include the Company’s outstanding equity-based awards, private warrants and Convertible Preferred Stock. Please refer to Note D – Fair Value of Financial Instruments, Note J –

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

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

The table below presents details of the Company’s related party transactions included in the condensed consolidated balance sheets and the condensed consolidated statements of operations and comprehensive income (loss) for the following periods:

			As of
			September 30, 2026	December 31, 2025
Accounts receivable:
Related Party A			$66	$330
Related Party B			—	45
			$66	$375

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues:
Related Party A	$—	$530	$—	$1,426
Related Party B	(37)	331	153	1,756
Related Party C(1)	276	—	692	—
	$239	$861	$845	$3,182
(1) While revenue may have been generated during each of the periods presented, amounts are only disclosed for the periods in which the customer was a related party.

In the normal course of business, the Company participates in related party transactions with certain vendors and customers where AEI maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. During the nine months ended September 30, 2026, AEI’s ownership of the Company significantly decreased to less than 1% and AEI was no longer considered a related party as of September 30, 2026. For the three and nine months ended September 30, 2026 and 2025, respectively, transactions with other companies in AEI’s investment portfolio, not separately disclosed, did not have a material impact on the Company’s condensed consolidated financial statements.

Please refer to Note H – Debt and Note M – Convertible Preferred Stock, for related party transactions associated with the Company’s debt and Convertible Preferred Stock, respectively.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The Company operates in two operating segments and two reportable segments, Space and Defense Tech. The Space segment develops and provides next-generation spacecraft, large space infrastructure, and microgravity capabilities to serve civil, national security, and commercial space customers. The Defense Tech segment develops and provides combat proven autonomous systems, optical sensors and radio frequency payloads that provide intelligence, surveillance, and reconnaissance capabilities for U.S. and allied nations across multiple domains.

The CODM assesses segment performance and decides how to allocate resources based on Segment Adjusted EBITDA, a non-GAAP measure, defined as income (loss) before taxes, excluding, depreciation and amortization, impairment expense, transaction expenses, acquisition integration costs, acquisition earnout costs, purchase accounting fair value adjustment related to deferred revenue and inventory, severance costs, disposal of long-lived assets, equity-based compensation, capital market and advisory fees, litigation-related expenses, and gains on sale of joint ventures, net of costs incurred. Segment Adjusted EBITDA also excludes intra- and inter-segment sales and costs and corporate pushdown costs. Total asset information is not included in the following summary since the CODM does not regularly review such information for the reportable segments.

The Company has intra- and inter-segment sales and costs, which are eliminated in the reportable Segment Adjusted EBITDA figures below. The Company had $0.3 million and $1.8 million of inter-segment sales and costs during the three months ended September 30, 2026 and 2025, respectively, and $1.8 million and $4.5 million of inter-segment sales and costs during the nine months ended September 30, 2026 and 2025, respectively, which are eliminated in consolidation. Further information related to the Company’s products and services and geographical distribution of revenues is disclosed in Note N – Revenues.

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

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

The following tables provide a reconciliation of Segment Adjusted EBITDA to consolidated income (loss) before taxes:

	Three Months Ended
	September 30, 2026			September 30, 2025
	Space	Defense Tech	Total	Space	Defense Tech	Total
Revenues	$61,266	$47,769	$109,035	$46,548	$56,884	$103,432
Less:
Cost of sales	50,268	23,545	73,813	44,675	41,947	86,622
Selling, general and administrative	5,630	18,999	24,629	6,931	30,395	37,326
Transaction expenses	—	—	—	—	58	58
Research and development	4,992	9,078	14,070	644	6,842	7,486
Reportable segment income (loss) from operations	$376	$(3,853)	$(3,477)	$(5,702)	$(22,358)	$(28,060)
Less:
Other (income) expense, net	223	553	776	15	218	233
Add:
Depreciation and amortization expense	1,579	8,612	10,191	2,165	9,437	11,602
Purchase accounting fair value adjustment related to inventory	—	—	—	—	11,227	11,227
Severance costs	93	23	116	315	33	348
Equity-based compensation expense	889	1,446	2,335	1,189	7,916	9,105
Transaction expenses	—	—	—	—	58	58
Acquisition integration cost	—	213	213	148	199	347
Disposal of long-lived assets	20	27	47	—	165	165
Litigation-related expenses	—	1,325	1,325	—	—	—
Capital market and advisory fees	72	—	72	—	—	—
Reportable Segment Adjusted EBITDA	$2,806	$7,240	$10,046	$(1,900)	$6,459	$4,559
Reconciliation of reportable segment results to consolidated income (loss) before taxes:
Interest income (expense), net			2,653			(6,282)
Depreciation and amortization expense			(11,214)			(12,121)
Severance costs			(155)			(353)
Equity-based compensation expense			(6,310)			(11,993)
Transaction expenses			(934)			(684)
All other corporate charges			(14,695)			7,070
Purchase accounting fair value adjustment related to inventory			—			(11,227)
Acquisition integration cost			(551)			(1,041)
Disposal of long-lived assets			(218)			(165)
Litigation-related expenses			(862)			(1,216)
Capital market and advisory fees			(1,355)			(837)
Income (loss) before income taxes			$(23,595)			$(34,290)

REDWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in thousands of U.S. dollars, except percentages, unit, share, and warrant amounts)

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Space	Defense Tech	Total	Space	Defense Tech	Total
Revenues	$169,127	$153,954	$323,081	$155,363	$71,224	$226,587
Less:
Cost of sales	149,592	79,915	229,507	148,862	70,938	219,800
Selling, general and administrative	14,109	96,590	110,699	14,320	62,523	76,843
Transaction expenses	—	—	—	—	115	115
Research and development	14,611	24,304	38,915	1,682	8,082	9,764
Reportable segment income (loss) from operations	$(9,185)	$(46,855)	$(56,040)	$(9,501)	$(70,434)	$(79,935)
Less:
Other (income) expense, net	961	319	1,280	(3,840)	496	(3,344)
Add:
Depreciation and amortization expense	4,838	26,423	31,261	6,214	12,618	18,832
Purchase accounting fair value adjustment related to inventory	—	—	—	—	13,645	13,645
Severance costs	393	257	650	2,442	38	2,480
Equity-based compensation expense	1,897	45,409	47,306	3,145	37,835	40,980
Transaction expenses	—	—	—	—	115	115
Acquisition integration cost	—	697	697	445	359	804
Disposal of long-lived assets	20	236	256	—	165	165
Litigation-related expenses	—	1,325	1,325	—	—	—
Capital market and advisory fees	72	—	72	—	—	—
Reportable Segment Adjusted EBITDA	$(2,926)	$27,173	$24,247	$6,585	$(6,155)	$430
Reconciliation of reportable segment results to consolidated income (loss) before taxes:
Interest income (expense), net			(610)			(33,631)
Depreciation and amortization expense			(33,924)			(20,227)
Severance costs			(711)			(2,529)
Equity-based compensation expense			(56,945)			(47,591)
Transaction expenses			(985)			(21,126)
All other corporate charges			(56,113)			(21,260)
Debt financing costs and extinguishment losses			(4,185)			—
Purchase accounting fair value adjustment related to inventory			—			(13,645)
Acquisition integration cost			(1,035)			(1,498)
Disposal of long-lived assets			(427)			(165)
Litigation-related expenses			(1,765)			(1,216)
Capital market and advisory fees			(6,112)			(4,545)
Income (loss) before income taxes			$(138,565)			$(167,003)
Capital Expenditures
The following table provides capital expenditures by segment for the nine months ended September 30, 2026 and 2025.

	September 30, 2026	September 30, 2025
Capital expenditures
Space	$3,155	$5,306
Defense Tech	11,539	6,033
Total segment capital expenditures	$14,694	$11,339
Corporate activities	4,511	6,088
Total capital expenditures	$19,205	$17,427

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

Redwire’s Defense Tech segment focuses on delivering combat-proven autonomous systems, optical sensors, advanced optics, resilient energy solutions and RF payloads that provide intelligence, surveillance, and reconnaissance capabilities for customers including the U.S. Department of War (“DoW”, formerly known as the Department of Defense), U.S. Federal Civilian Agencies and allied governments across multiple domains. Our defense technology offerings include field-proven airborne products and services that have decades of innovation and more than 400,000 flight hours. Key operations include developing and manufacturing Uncrewed Aerial Systems (“UAS”) for commercial, government, and military applications in areas such as surveillance, logistics, reconnaissance, border security, and emergency response. Redwire is committed to delivering innovative space and airborne platforms to help transform the future of multi-domain operations.

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
Recent Developments
During the third quarter of 2026:
•Revenues increased 5% for the three months ended September 30, 2026 compared to the same period in 2025.
•Gross margin increased to 32% for the three months ended September 30, 2026 from 16% during the same period in 2025.
•Net loss decreased $18.0 million to $(23.2) million for the three months ended September 30, 2026 compared to the same period in 2025.
•Bookings increased to $188.7 million for the three months ended September 30, 2026 from $129.8 million for the same period in 2025 resulting in Book-to-bill ratio increasing to 1.73 for the three months ended September 30, 2026 from 1.25 for the same period in 2025.

•Backlog increased to $619.7 million as of September 30, 2026 from $411.2 million as of December 31, 2025.
•Awarded a $20.0 million contract from the Defense Advanced Research Projects Agency (“DARPA”) to complete additional testing and experimentation on a scaled version of Redwire’s SabreSat spacecraft for a precursor flight test in very low-Earth orbit (“VLEO”).
•Received follow-on contract from Axiom Space to develop and deliver two Roll-Out Solar Array (“ROSA”) wings for Axiom Space’s second space station module.
•Subsequent to the end of the third quarter of 2026, Redwire launched key technologies to the International Space Station, including four microgravity investigations and the fourth and final pair of ROSAs, completing a historic power modernization effort.
•Secured follow-on orders for the Stalker platform from key customers including the U.S. National Guard to meet evolving mission requirements and modernize and sustain fleet capabilities.

Industry and Regulatory Updates
U.S. Budget Environment
The U.S. Government FY (“GFY”) 2027 budget process remains ongoing. As of September 30, 2026, the U.S. federal government is operating under a continuing resolution funding agencies through December 11, 2026. Congress has not yet enacted full-year GFY 2027 appropriations, and we are not yet able to assess any impact that the final GFY 2027 budget will have on Redwire's business. We will continue to monitor developments as the appropriations process continues.

During the third quarter of 2026, the U.S. government continued to advance investment in space-based defense capabilities, including missile warning, tracking and defense systems associated with the Golden Dome initiative. These investments reflect continued emphasis on proliferated satellite constellations and space-based missile defense capabilities, although the timing, scope and funding of future programs remain subject to government budgetary and procurement decisions.

During 2026, the DoW continued to prioritize the development, acquisition, and deployment of UAS and autonomous technologies. In July 2026, the DoW established a centralized management structure to coordinate unmanned systems development and procurement across the military branches. The DoW also continued to accelerate the acquisition and fielding of UAS, including the Drone Dominance Program, and introduced additional measures to streamline procurement and strengthen domestic UAS supply chains. These initiatives appear to reflect an increased emphasis on rapidly deployable, mission-adaptable unmanned systems and autonomous capabilities to support evolving operational requirements.

International Developments
During 2026, implementation of the Readiness 2030 initiative continues to advance, including adoption of implementing decisions for multiple member states under the Safe Action for Europe (“SAFE”) financing mechanism and expected initial loan disbursements beginning in the second quarter of 2026.

In September 2026, the European Commission announced additional initiatives intended to strengthen Europe’s strategic autonomy and competitiveness in space, including further development of the Infrastructure for Resilience, Interconnectivity and Security by Satellite (“IRIS2”) secure satellite communications constellation, increased investment in European space transportation capabilities and continued support for the European commercial space industry. These initiatives reflect an increasing emphasis on sovereign European space infrastructure and industrial capabilities, which may influence future procurement opportunities, supply chain requirements and competitive dynamics in the European space market.

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

During the third quarter of 2026, the EU continued initiatives to expand the development, production and procurement of UAS and counter-UAS technologies as part of its Readiness 2030 defense modernization strategy. In July 2026, the EU and Ukraine launched a joint Drone Alliance to accelerate cooperation on next-generation unmanned systems and strengthen European defense industrial capabilities. In September 2026, the European Commission identified UAS and counter-UAS among five priority European Defence

Projects of Common Interest eligible for EU funding. These developments appear to reflect continued European investment in unmanned defense capabilities, with an emphasis on joint procurement and regional supply-chain resilience.

U.S. and international government spending levels and timely funding thereof may adversely affect our financial condition and operating performance over the short and long term. Please refer to Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q, for additional information related to government funding risks.

Geopolitical Environment
We operate in a complex and evolving global space and defense environment and our business is affected by geopolitical issues. Russia’s invasion of Ukraine significantly elevated global geopolitical tensions and security concerns, and following the acquisition of Edge Autonomy, a portion of the combined company’s sales are to customers in Ukraine. Those sales may decline in the event that the war and hostilities in Ukraine end, decline or change, or as a result of changes in international support for military assistance to Ukraine. Additionally, U.S. involvement in the conflict with Iran may have an impact on U.S. and allied defense spending, but the current impact remains unclear.

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

Net EAC Adjustments
We record changes in costs estimated at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported revenues and gross profit and the table below presents the aggregate amounts for the following periods:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Gross favorable	$9,489	$4,371	$25,585	$9,075
Gross unfavorable	(5,746)	(12,705)	(22,940)	(45,708)
Total net EAC adjustments impact to gross profit	$3,743	$(8,334)	$2,645	$(36,633)
The Company evaluates the contract value and cost estimates at completion for performance obligations no less frequently than quarterly, and more frequently when circumstances significantly change. Changes in contract estimates occur for a variety of reasons including, but not limited to, changes in contract scope, labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, volume assumptions, inflationary trends, and schedule and performance delays. We utilize information available to us at the time when revising our estimates and apply consistent judgment across the full portfolio of programs. The gross unfavorable EAC adjustments for the nine months ended September 30, 2026 were primarily due to $21.9 million gross unfavorable adjustments in the Space segment as a result of an increase in estimates made for the programmatic and technical assumptions based on the nature and technical complexity of the work to be performed to meet customer specifications. The gross favorable adjustments are primarily due to $13.6 million of favorable adjustments in the Defense Tech segment, inclusive of the reversal of loss reserves in the amount of $9.8 million, and $12.3 million of favorable adjustments in the Space segment. Refer to Note N – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information.

Results of operations for the three months ended September 30, 2026 compared to the three months ended September 30, 2025:

	Three Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	September 30, 2026	% of revenues	September 30, 2025	% of revenues
Revenues	$109,035	100%	$103,432	100%	$5,603	5%
Cost of sales	73,813	68	86,622	84	(12,809)	(15)
Gross profit	35,222	32	16,810	16	18,412	110
Operating expenses:
Selling, general and administrative expenses	46,161	42	50,285	49	(4,124)	(8)
Transaction expenses	934	1	684	1	250	37
Research and development	14,396	13	7,693	7	6,703	87
Operating income (loss)	(26,269)	(24)	(41,852)	(40)	15,583	(37)
Interest (income) expense, net	(2,653)	(2)	6,282	6	(8,935)	(142)
Other (income) expense, net	(21)	—	(13,844)	(13)	13,823	(100)
Income (loss) before income taxes	(23,595)	(22)	(34,290)	(33)	10,695	(31)
Income tax expense (benefit)	(417)	—	6,862	7	(7,279)	(106)
Net income (loss)	$(23,178)	(21)%	$(41,152)	(40)%	$17,974	(44)%
For purposes of the following discussion and analysis, the financial impact related to the June 2025 acquisition of Redwire Defense Tech Intermediate Holdings, LLC (f/k/a Edge Autonomy Intermediate Holdings, LLC) and its subsidiaries, is referred to as the “Edge Autonomy Acquisition.”

Revenues
Revenues increased by $5.6 million, or 5%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase in revenues is primarily due to timing in the stage of production cycles year-over-year for large space infrastructure offerings offset by a decrease due to timing in shipments of UAS offerings. The increase is also due to net favorable EAC adjustments of $0.8 million for the three months ended September 30, 2026 as compared to $8.9 million of net unfavorable EAC adjustments for the same period in 2025.

Cost of Sales
Cost of sales decreased $12.8 million, or 15%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The year-over-year decrease in cost of sales was primarily driven by a non-cash expense of $11.2 million recognized during the third quarter of 2025 related to the purchase accounting fair value adjustment to inventory for the inventory sold after the Edge Autonomy Acquisition date during that same period, for which is there is no comparable expense in the third quarter of 2026. This decrease was also due to the reversal of $3.0 million in contract loss reserves during the third quarter of 2026 compared to nominal comparable activity during the same period in 2025, resulting in a decrease in cost of sales year-over-year.

Gross Profit and Margin
Gross profit increased $18.4 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. Further, as a percentage of revenues, gross margin increased to 32% for the three months ended September 30, 2026 from 16% during the same period in 2025. The increase in gross profit and margin was primarily driven by net favorable EAC adjustments of $3.7 million during the third quarter of 2026 compared to net unfavorable EAC adjustments of $8.3 million during the same period in 2025, resulting in an $12.1 million increase year-over-year. The increase is also due to a non-cash expense of $11.2 million recognized during the third quarter of 2025 related to the purchase accounting fair value adjustment to inventory for the inventory sold after the Edge Autonomy Acquisition date during that same period, for which is there is no comparable expense in the third quarter of 2026. The increase was also due to changes in the contract mix, including increases of contracts with higher margins and the completion or near completion of larger contracts with lower margins. Please refer to Note N – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased $4.1 million for the three months ended September 30, 2026, as compared with the same period in 2025. This contributed to a year-over-year decrease of SG&A as a percentage of revenue to 42% for the three months ended September 30, 2026 from 49% for the same period in 2025. The year-over-year change is due to a decrease of $5.9 million in equity-based compensation primarily due to the non-recurring $7.0 million expense in 2025 related to the Edge Incentive Units. The decrease was partially offset by an increase in software costs primarily due to the Company’s ongoing efforts to implement enhanced enterprise resource planning systems and other systems across U.S. and foreign operations.

Transaction Expense
Transaction expenses remained materially consistent for the three months ended September 30, 2026, as compared with the same period in 2025.

Research and Development
Research and development expenses increased $6.7 million for the three months ended September 30, 2026, as compared with the same period in 2025. The increase is primarily driven by strategic investments in the development of high potential, emerging opportunities within the Space segment.

Interest (Income) Expense, net
Interest (income) expense, net decreased from net interest expense of $6.3 million during the third quarter of 2025 to net interest income of $2.7 million for the three months ended September 30, 2026. The decrease is primarily due to a decrease in the effective interest rate year-over-year primarily due to a reduced interest rate on the JPM A&R Credit Agreement, as amended, and the Company no longer holding the term and revolver loans under the Adams Street Credit Agreement which collectively resulted in a year-over-year decrease of $5.2 million in interest expense. Refer to Note H – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations. The decrease is further due to interest income of $3.8 million earned on money market funds for which there is no comparable income during the same period in 2025.

Other (Income) Expense, net
Other (income) expense, net decreased $13.8 million for the three months ended September 30, 2026, as compared to the same period in 2025. The decrease in other (income) expense, net is primarily due to a decrease in the gain recognized as a result of a decrease in the fair value of the Company’s private warrant liability of $13.6 million year-over-year. Please refer to Note D – Fair Value of Financial Instruments of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s private warrants.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Three Months Ended
(in thousands, except percentages)	September 30, 2026	September 30, 2025
Income tax expense (benefit)	$(417)	$6,862
Effective tax rate expense (benefit)	(1.8)%	20.0%

The Company recorded a tax benefit of $0.4 million for the three months ended September 30, 2026, as compared to tax expense of $6.9 million for the three months ended September 30, 2025. This change in income tax expense is primarily related to a measurement period adjustment recorded for the Edge Autonomy Acquisition during the three months ended September 30, 2025, which reduced the Company’s future taxable income to realize a portion of deferred tax assets resulting in the Company recording tax expense for the three months ended September 30, 2025. Refer to Note K – Income Taxes of the accompanying notes to the condensed consolidated financial statements for further discussion.

Results of operations for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025:

	Nine Months Ended				$ Change from prior year period	% Change from prior year period
(in thousands, except percentages)	September 30, 2026	% of revenues	September 30, 2025	% of revenues
Revenues	$323,081	100%	$226,587	100%	$96,494	43%
Cost of sales	229,507	71	219,800	97	9,707	4
Gross profit	93,574	29	6,787	3	86,787	1279
Operating expenses:
Selling, general and administrative expenses	171,124	53	123,495	55	47,629	39
Transaction expenses	985	—	21,126	9	(20,141)	(95)
Research and development	39,525	12	10,226	5	29,299	287
Operating income (loss)	(118,060)	(37)	(148,060)	(65)	30,000	(20)
Interest (income) expense, net	610	—	33,631	15	(33,021)	(98)
Loss on extinguishment of debt	3,731	1	—	—	3,731	100
Other (income) expense, net	16,164	5	(14,688)	(6)	30,852	(210)
Income (loss) before income taxes	(138,565)	(43)	(167,003)	(74)	28,438	(17)
Income tax expense (benefit)	2,086	1	(25,924)	(11)	28,010	(108)
Net income (loss)	$(140,651)	(44)%	$(141,079)	(62)%	$428	—%
For purposes of the following discussion and analysis, the financial impact related to the June 2025 acquisition of Redwire Defense Tech Intermediate Holdings, LLC (f/k/a Edge Autonomy Intermediate Holdings, LLC) and its subsidiaries, is referred to as the “Edge Autonomy Acquisition.”

Revenues
Revenues increased by $96.5 million, or 43%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The year-over-year increase in revenues was primarily related to $77.9 million of revenue related to the Edge Autonomy Acquisition, which was completed at the end of the second quarter of 2025. This increase was also due to timing in the stage of production cycles year-over-year for certain contracts for large space structure offerings in the Space segment. The foregoing resulted in increased volume of production and therefore increased revenue compared to the same period in 2025. The increase was also due to a decrease in net unfavorable EAC adjustments year-over-year of $22.7 million. Please refer to Note N – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Cost of Sales
Cost of sales increased $9.7 million, or 4%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The year-over-year increase in cost of sales was primarily driven by $27.2 million of costs related to the Edge Autonomy Acquisition, which was completed at the end of the second quarter of 2025 and an increase in costs due to a shift in the production cycle associated with certain contracts for large space infrastructure offerings described above. These increases were partially offset due to the reversal of $9.9 million in contract loss reserves compared to the establishment of $6.7 million in contract reserves during the same period in 2025, resulting in a $16.6 million decrease in cost of sales year-over-year. The increases were further offset by a non-cash expense of $13.6 million recognized during the nine months ended September 30, 2025 related to the purchase accounting fair value adjustment to inventory for the inventory sold after the Edge Autonomy Acquisition date during that same period, for which is there is no comparable expense in the nine months ended September 30, 2026.

Gross Profit and Margin
Gross profit increased $86.8 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. As a percentage of revenues, gross margin increased to 29% for the nine months ended September 30, 2026 from 3% during the same period in 2025, respectively. The year-over-year increase in gross margin as a percentage of revenues was partially driven by net favorable EAC adjustments of $2.6 million for nine months ended September 30, 2026 compared to net unfavorable EAC adjustments of $(36.6) million during the same period in 2025, resulting in a $39.3 million increase year-over-year. The increase is also due to $50.6 million of contributed gross profit from the Edge Autonomy Acquisition and changes in the contract mix, including the completion or near completion of contracts with lower margins and increases of contracts with higher margins, impacting the overall contract portfolio gross margin, in both the Space and Defense Tech segment. Please refer to Note N – Revenues of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s net EAC adjustments.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $47.6 million for the nine months ended September 30, 2026, as compared with the same period in 2025 but SG&A expenses as a percentage of revenues decreased to 53% for the nine months ended September 30, 2026 from 55% during the same period in 2025. The year-over-year increase in SG&A expenses was primarily driven by an increase in equity-based compensation of $8.5 million, primarily related to the accelerated vesting of the Edge Incentive Units during the nine months ended September 30, 2026. The increase is also due to $23.9 million in SG&A expenses, other than equity-based compensation, related to the Edge Autonomy Acquisition, which was completed at the end of the second quarter of 2025. The increase is also due to increases in labor costs and software costs primarily due to the Company’s ongoing efforts to implement enhanced enterprise resource planning systems and other systems across U.S. and foreign operations.

Transaction Expenses
Transaction expenses decreased $20.1 million primarily due to costs incurred related to the Edge Autonomy Acquisition for the nine months ended September 30, 2025, as compared with the same period in 2026, for which there are minimal comparable costs. Please refer to Note C – Business Combinations of the accompanying notes to the condensed consolidated financial statements for additional information related to acquisitions.

Research and Development
Research and development expenses increased $29.3 million for the nine months ended September 30, 2026 as compared with the same period in 2025. The increase is primarily due to $16.0 million of costs related to the Edge Autonomy Acquisition, which was completed at the end of the second quarter of 2025. The remaining increase is primarily driven by strategic investments in the development of high potential, emerging opportunities within the Space segment.

Interest (Income) Expense, net
Interest (income) expense, net decreased $33.0 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This decrease was primarily related to $20.0 million of interest expense recognized during the nine months ended September 30, 2025 related to the non-recurring repayment of the Seller Note. The decrease is also due to lower effective interest rates on the JPM A&R Credit Agreement, as amended, as well as decreased borrowings as the Company no longer has outstanding loans on the Adams Street Credit Agreement, which collectively resulted in a $8.1 million reduction of interest expense. Please refer to Note H – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations. The decrease was also due to interest income of $5.0 million earned during the nine months ended September 30, 2026, on money market funds for which there is no comparable income during the same period in 2025.

Loss on Extinguishment of Debt
The Company recognized $3.7 million as a loss on extinguishment of debt for the nine months ended September 30, 2026, related to the write-off of unamortized discount and deferred financing costs associated with the termination of the Adams Street Credit Agreement as well as the refinancing and voluntary prepayment of $40.0 million on the term loans under the JPM A&R Credit Agreement. Please refer to Note H – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

Other (Income) Expense, net
Other (income) expense, net increased by $30.9 million for the nine months ended September 30, 2026, from net income to net expense as compared to the nine months ended September 30, 2025. This year-over-year change was primarily due to a loss recognized as a result of an increase in the fair value of the Company’s private warrant liability of $14.1 million for the nine months ended September 30, 2026, compared to a gain of $11.5 million recognized during the same period in 2025, resulting in a total $25.7 million increase in other expense. The increase is also driven by a change to a net loss on foreign currency transactions during the nine months ended September 30, 2026 compared to a net gain during the nine months ended September 30, 2025. Please refer to Note D – Fair Value of Financial Instruments of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s private warrants.

Income Tax Expense (Benefit)
The table below provides information regarding our income tax expense (benefit) for the following periods:

	Nine Months Ended
(in thousands, except percentages)	September 30, 2026	September 30, 2025
Income tax expense (benefit)	$2,086	$(25,924)
Effective tax rate expense (benefit)	1.5%	(15.5)%
The effective tax rate changed to 1.5% for the nine months ended September 30, 2026 as compared to (15.5)% for the nine months ended September 30, 2025, primarily related to the mix in earnings between U.S. and foreign jurisdictions year-over-year and an increase in the valuation allowance for the nine months ended September 30, 2026 compared to a decrease for the same period in 2025. Please refer to Note K – Income Taxes of the accompanying notes to the condensed consolidated financial statements for additional information.

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

Results of operations for the three months ended September 30, 2026 compared to the three months ended September 30, 2025:
Revenues, cost of sales, operating income (loss) and Segment Adjusted EBITDA for each of our business segments were as follows:

	Three Months Ended
(in thousands)	September 30, 2026	September 30, 2025
Revenues
Space	$61,266	$46,548
Defense Tech	47,769	56,884
Total revenues	$109,035	$103,432
Cost of sales
Space	$50,268	$44,675
Defense Tech	23,545	41,947
Total cost of sales	$73,813	$86,622
Segment Adjusted EBITDA
Space	$2,806	$(1,900)
Defense Tech	7,240	6,459
Total Segment Adjusted EBITDA	$10,046	$4,559
Operating income (loss)
Space	$376	$(5,702)
Defense Tech	(3,853)	(22,358)
Total business segment operating income (loss)	$(3,477)	$(28,060)
Unallocated items
Corporate charges	$21,858	$13,166
Transaction expenses	934	626
Total consolidated operating income (loss)	$(26,269)	$(41,852)

Space
Redwire’s Space segment focuses on delivering next-generation spacecraft; large space infrastructure; critical avionics, as well as microgravity capabilities to serve civil, national security, and commercial space customers. Space’s operating results included the following:

	Three Months Ended
(in thousands, except percentages)	September 30, 2026	September 30, 2025
Revenues	$61,266	$46,548
Operating income (loss)	$376	$(5,702)
Operating margin	1%	(12)%
Segment Adjusted EBITDA	$2,806	$(1,900)
Space segment revenues increased by $14.7 million, or 32%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The year-over-year increase in revenues is primarily related to timing in the stage of production cycles year-over-year for certain contracts in the large space infrastructure offerings. The foregoing resulted in increased volume of production and therefore increased revenue compared to the same period in 2025. The increase was also due to a reduction in net unfavorable EAC adjustments of $9.0 million year-over-year.

Operating income (loss) improved to operating income of $0.4 million for the three months ended September 30, 2026, from an operating loss of $(5.7) million for the three months ended September 30, 2025. Operating margin also improved to 1% from (12)% year-over-year. The improvement in operating income (loss) and margin is primarily due to changes in the contract mix, including the completion or near completion of larger contracts with lower margins and increases of contracts with higher margins, impacting the overall contract portfolio gross margin. The improvement is also partially due to a reduction in the impact of net unfavorable EAC adjustments recognized year-over-year. These improvements were partially offset by increased costs for research and development of $4.3 million year-over-year as a result of the Company investing in high potential opportunities.

Segment Adjusted EBITDA increased by $4.7 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase is primarily due to the improvement in gross margin as described above partially offset by increased costs for research and development as described above.

Defense Tech
Redwire’s Defense Tech segment focuses on delivering combat-proven autonomous systems, optical sensors and radio frequency payloads that provide intelligence, surveillance, and reconnaissance capabilities for U.S. and allied nations across multiple domains. Defense Tech’s operating results included the following:

	Three Months Ended
(in thousands, except percentages)	September 30, 2026	September 30, 2025
Revenue	$47,769	$56,884
Operating income (loss)	$(3,853)	$(22,358)
Operating margin	(8)%	(39)%
Segment Adjusted EBITDA	$7,240	$6,459

Defense Tech segment revenues decreased by $9.1 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The year-over-year decrease in revenues was primarily due to a $7.7 million decrease due to timing in the stage of production and shipments year-over-year for UAS offerings. The decrease was partially offset by a decrease in net unfavorable EAC adjustments resulting in an increase of $0.7 million in revenue year-over-year.

Operating income (loss) improved by $18.5 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. Operating margin also improved to (8)% from (39)% year-over-year. The improvement in operating income (loss) and operating margin is primarily due to an increase in gross margin to 51% for the three months ended September 30, 2026 from 26% for the same period in 2025. The increase in gross margin is primarily related a non-cash expense of $11.2 million recognized during the third quarter of 2025 related to the purchase accounting fair value adjustment to inventory for the inventory sold after the Edge Autonomy Acquisition date during that same period, for which is there is no comparable expense in the third quarter of 2026. The increase is also due to the impact from net favorable EAC adjustments of $3.0 million for the three months ended September 30, 2026 compared to net unfavorable EAC adjustments of $0.1 million for the same period in 2025. The increase is also due to a decrease in equity-based compensation of $7.0 million related to the Edge Incentive Units recorded during the three months ended September 30, 2025 for which there is no comparable cost during the three months ended September 30, 2026.

Segment Adjusted EBITDA increased by $0.8 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase is primarily due to the improved gross margin as discussed above partially offset by increased costs for research and development of $2.2 million year-over-year as a result of the Company investing in high potential opportunities.

Results of operations for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025:
Revenues, cost of sales, operating income (loss) and segment adjusted EBITDA for each of our business segments were as follows:

	Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025
Revenues
Space	$169,127	$155,363
Defense Tech	153,954	71,224
Total revenues	$323,081	$226,587
Cost of sales
Space	$149,592	$148,862
Defense Tech	79,915	70,938
Total cost of sales	$229,507	$219,800
Segment Adjusted EBITDA
Space	$(2,926)	$6,585
Defense Tech	27,173	(6,155)
Total Segment Adjusted EBITDA	$24,247	$430
Operating income (loss)
Space	$(9,185)	$(9,501)
Defense Tech	(46,855)	(70,434)
Total business segment operating income (loss)	$(56,040)	$(79,935)
Unallocated items
Corporate charges	$61,035	$47,114
Transaction expenses	985	21,011
Total consolidated operating income (loss)	$(118,060)	$(148,060)
Space
Redwire’s Space segment focuses on delivering next-generation spacecraft; large space infrastructure; critical avionics, as well as microgravity capabilities to serve civil, national security, and commercial space customers. Space’s operating results included the following:

	Nine Months Ended
(in thousands, except percentages)	September 30, 2026	September 30, 2025
Revenues	$169,127	$155,363
Operating income (loss)	$(9,185)	$(9,501)
Operating margin	(5)%	(6)%
Segment Adjusted EBITDA	$(2,926)	$6,585

Space segment revenues increased by $13.8 million, or 9%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The year-over-year increase in revenues is primarily related to timing in the stage of production cycles year-over-year for certain contracts in the large space infrastructure offerings. The foregoing resulted in increased volume of production and therefore increased revenue compared to the same period in 2025. The increase is also due to a reduction in net unfavorable EAC adjustments of $10.2 million year-over-year.

Operating income (loss) decreased by $0.3 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. Operating margin remained materially consistent for the nine months ended September 30, 2026 and 2025, respectively. The decrease in operating loss is primarily due to reduced net unfavorable EAC adjustments recognized during the nine months ended September 30, 2026, compared with the same period in 2025 and increased gross margin due to changes in the contract mix, partially offset by increased costs for research and development of $12.9 million year-over-year as a result of the Company investing in high potential opportunities.

Segment Adjusted EBITDA decreased by $9.5 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease is primarily due to the increased costs for research and development as a result of the Company investing in high potential opportunities, partially offset by an improvement in gross margin as a result of reduced net unfavorable EAC adjustments as discussed above.

Defense Tech
Redwire’s Defense Tech segment focuses on delivering combat-proven autonomous systems, optical sensors and radio frequency payloads that provide intelligence, surveillance, and reconnaissance capabilities for U.S. and allied nations across multiple domains. Defense Tech’s operating results included the following:

	Nine Months Ended
(in thousands, except percentages)	September 30, 2026	September 30, 2025
Revenue	$153,954	$71,224
Operating income (loss)	$(46,855)	$(70,434)
Operating margin	(30)%	(99)%
Segment Adjusted EBITDA	$27,173	$(6,155)

Defense Tech segment revenues increased by $82.7 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The year-over-year increase in revenues was primarily due to $77.9 million of revenue related to the Edge Autonomy Acquisition, which was completed during the second quarter of 2025. The increase was also due to net favorable EAC adjustments for the nine months ended September 30, 2026 compared to net unfavorable adjustments in the same period of 2025.

Operating income (loss) decreased by $23.6 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. Operating margin also improved to (30)% from (99)% year-over-year. The decrease in operating loss and improvement in operating margin is primarily due to an increase in gross margin to 48% from less than 1% year-over-year. The increase in gross margin is primarily related to $50.6 million of contributed gross profit related to the Edge Autonomy Acquisition, which was completed during the second quarter of 2025. The improvement in gross profit is primarily due to a decrease in cost of sales year-over-year from a non-cash expense of $13.6 million recognized during the nine months ended September 30, 2025 related to the purchase accounting fair value adjustment to inventory for the inventory sold after the Edge Autonomy Acquisition date during that same period, for which is there is no comparable expense in the nine months ended September 30, 2026. The improvement in gross profit is also due to the impact from net favorable EAC adjustments of $12.2 million for the nine months ended September 30, 2026 compared to net unfavorable EAC adjustments of $16.5 million for the same period in 2025. These increases were partially offset by an increase in equity-based compensation of $5.4 million related to the Edge Incentive Units year-over-year and a $16.2 million increase in research and development costs primarily as a result of the Edge Autonomy Acquisition year-over-year and strategic investments in the development of high potential opportunities.

Segment Adjusted EBITDA increased by $33.3 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase is primarily due to the increased gross margins as described above partially offset by an increase in research and development costs of $16.2 million as a result of the Company investing in high potential opportunities.

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

Adjusted EBITDA
Adjusted EBITDA is defined as net income (loss) adjusted for interest (income) expense, net, income tax expense (benefit), depreciation and amortization, impairment expense, transaction expenses, acquisition integration costs, acquisition earnout costs, purchase accounting fair value adjustment related to deferred revenue and inventory, severance costs, capital market and advisory fees, disposal of long-lived assets, litigation-related expenses, equity-based compensation, committed equity facility transaction costs, debt financing costs and extinguishment losses, gains on sale of joint ventures, net of costs incurred, and warrant liability change in fair value adjustment.

The table below presents a reconciliation of Adjusted EBITDA to net income (loss), computed in accordance with U.S. GAAP for the following periods:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (loss)	$(23,178)	$(41,152)	$(140,651)	$(141,079)
Interest (income) expense, net	(2,653)	6,282	610	33,631
Income tax expense (benefit)	(417)	6,862	2,086	(25,924)
Depreciation and amortization	11,214	12,121	33,924	20,227
Transaction expenses (i)	934	684	985	21,126
Acquisition integration costs (i)	551	1,041	1,035	1,498
Purchase accounting fair value adjustment related to inventory (ii)	—	11,227	—	13,645
Severance costs (iii)	155	353	711	2,529
Capital market and advisory fees (iv)	1,355	837	6,112	4,545
Disposal of long-lived assets (v)	218	165	427	165
Litigation-related expenses (vi)	862	1,216	1,765	1,216
Equity-based compensation (vii)	6,310	11,993	56,945	47,591
Debt financing costs and extinguishment losses (viii)	—	—	4,185	105
Warrant liability change in fair value adjustment (ix)	(641)	(14,198)	14,147	(11,506)
Adjusted EBITDA	$(5,290)	$(2,569)	$(17,719)	$(32,231)
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

The table below presents a reconciliation of Adjusted EPS to diluted EPS, computed in accordance with U.S. GAAP for the following periods:

	Three Months Ended		Nine Months Ended
(in whole dollars)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Diluted EPS	$(0.09)	$(0.29)	$(0.64)	$(1.72)
Dividends on convertible preferred stock	—	0.01	0.01	0.34
Transaction expenses (i)	—	—	—	0.21
Acquisition integration costs (i)	—	0.01	—	0.01
Purchase accounting fair value adjustment (ii)	—	0.08	—	0.13
Litigation-related expenses (iii)	—	0.01	0.01	0.01
Equity-based compensation (iv)	0.03	0.08	0.26	0.46
Debt financing costs and extinguishment losses (v)	—	—	0.02	—
Warrant liability change in fair value adjustment (vi)	—	(0.10)	0.06	(0.11)
Adjusted EPS	$(0.06)	$(0.20)	$(0.28)	$(0.67)
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
Book-to-Bill
Our book-to-bill ratio was as follows for the periods presented:

	Three Months Ended		Last Twelve Months Ended
(in thousands, except ratio)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Contracts awarded
Space	$119,906	$63,656	$365,983	$157,909
Defense Tech	68,750	66,144	339,861	154,446
Total contracts awarded	$188,656	$129,800	$705,844	$312,355
Revenues
Space	$61,266	$46,548	$223,589	$215,155
Defense Tech	47,769	56,884	208,286	80,992
Total revenues	$109,035	$103,432	$431,875	$296,147
Book-to-bill ratio
Space	1.96	1.37	1.64	0.73
Defense Tech	1.44	1.16	1.63	1.91
Total book-to-bill ratio	1.73	1.25	1.63	1.05

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

Our book-to-bill ratio was 1.73 for the three months ended September 30, 2026, as compared to 1.25 for the three months ended September 30, 2025. For the three months ended September 30, 2026 and 2025, none of the contracts awarded balance relates to acquired contract value.

Our book-to-bill ratio was 1.63 for the Last Twelve Months (“LTM”) ended September 30, 2026, as compared to 1.05 for the LTM ended September 30, 2025. For the LTM ended September 30, 2026 none of the contracts awarded balance relates to acquired contract value. For the LTM ended September 30, 2025, contracts awarded includes $73.7 million of acquired contract value from the Edge Autonomy Acquisition, which was completed in the second quarter of 2025 and included in the Defense Tech segment.

Backlog
The following table presents our contracted backlog as of September 30, 2026 and December 31, 2025, and related activity for the nine months ended September 30, 2026 as compared to the year ended December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Organic backlog, beginning balance	$411,246	$296,652
Organic additions during the period	540,972	441,478
Organic revenue recognized during the period	(323,081)	(335,381)
Foreign currency translation	(9,471)	8,497
Organic backlog, ending balance	619,666	411,246
Acquisition-related contract value, beginning balance	—	—
Acquisition-related backlog, ending balance	—	—
Contracted backlog, ending balance	$619,666	$411,246

Contracted backlog by segment:
Space	$379,557	$299,804
Defense Tech	240,109	111,442
We view growth in backlog as a key measure of our business growth. Contracted backlog represents the estimated dollar value of firm funded executed contracts for which work has not been performed (also known as the remaining performance obligations on a contract). Our contracted backlog includes $199.0 million and $81.0 million in remaining contract value from contracts which recognize revenue at a point in time as of September 30, 2026 and December 31, 2025, respectively.

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

Although contracted backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog. In addition, some of our multi-year contracts are subject to annual funding. Management expects all amounts reflected in contracted backlog to ultimately be fully funded. Contracted backlog from international operations was $223.9 million and $193.1 million as of September 30, 2026 and December 31,

2025, respectively. These amounts are subject to foreign exchange rate translations from their respective local currencies to U.S. dollars that could cause the remaining backlog balance to fluctuate with the foreign exchange rate at the time of measurement.

Liquidity and Capital Resources
Our operations are primarily funded with cash flows provided by operating activities, proceeds from equity offerings, including the ATM facilities, and access to existing credit facilities. As of September 30, 2026, we had $488.1 million in cash and cash equivalents and $50.0 million in available borrowings from our existing credit facilities.

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

Contractual Obligations
During the nine months ended September 30, 2026, there were no material changes to the Company’s contractual obligations as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report that were outside the ordinary course of our business, except the following.

As of September 30, 2026, the Company had three facility leases that had not yet commenced but require significant future lease obligations in the aggregate amount of $28.0 million. The contracts were determined to be operating leases, whereby the Company is not required to make rent payments prior to the lease commencement date while construction is completed on the underlying assets. Due to the nature of the work and the amount of the Company’s contribution to the construction period costs for the leases, the Company was determined not to be the owner of the assets under construction as the landlords have substantially all of the construction period risks.

As of September 30, 2026, the Company has purchase commitments of $44.0 million related to future procurement of materials used for the development of certain components in conjunction with obligations under current and anticipated future revenue contracts with customers for power generation offerings. The purchase commitment payments are due at scheduled milestones over the duration of the agreements, of which approximately $8.8 million is due during the remainder of 2026, $26.4 million is due during 2027 and $8.8 million is due during 2028. The Company has contractual rights to cancel these procurements or terminate the related agreement at any time by paying a termination fee.

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

We had $0.7 million and $0.7 million of standby letters of credit as of September 30, 2026 and December 31, 2025, respectively. Our standby letters of credit outstanding generally relate to submitted proposals and performance guarantees, which are secured by our restricted cash. Refer to Note B of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s restricted cash.

Cash Flows
The table below summarizes certain information from the condensed consolidated statements of cash flows for the following periods:

	Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025
Cash, cash equivalents and restricted cash at beginning of year	$95,183	$49,071
Operating activities:
Net income (loss)	(140,651)	(141,079)
Reconciling adjustments to net income (loss)	115,240	43,344
Changes in working capital	(69,781)	(55,334)
Net cash provided by (used in) operating activities	(95,192)	(153,069)
Net cash provided by (used in) investing activities	(19,205)	(169,218)
Net cash provided by (used in) financing activities	509,148	326,919
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(1,068)	625
Net increase (decrease) in cash, cash equivalents and restricted cash	393,683	5,257
Cash, cash equivalents and restricted cash at end of period	$488,866	$54,328

Operating activities
Net cash used in operating activities decreased by $57.9 million year-over-year. The change was primarily due to an increase of $71.9 million in the effects of reconciling adjustments to net income (loss) and a decrease of $0.4 million in cash used related to the Company’s net loss, partially offset by an increase in cash used by working capital of $14.4 million for the nine months ended September 30, 2026 in comparison to 2025. The increase in non-cash adjustments is primarily related to increases in share-based compensation of $9.4 million and depreciation and amortization expense of $13.7 million, both of which are primarily related to the Edge Autonomy Acquisition. The increase was also due to a loss recognized for the change in fair value of the outstanding private warrants for the nine months ended September 30, 2026 compared to a gain for the same period in 2025, resulting in an increase of $25.7 million year-over-year. Please refer to Note D – Fair Value of Financial Instruments of the accompanying notes to the condensed consolidated financial statements for additional information related to the fair value of warrants. The increase in non-cash adjustments is also due to the recognition of $2.0 million in deferred tax expense for the nine months ended September 30, 2026 compared to a $26.0 million deferred tax benefit for the same period in 2025. The increase in cash used by working capital was primarily due to an increase of cash used for contract assets of $35.6 million and inventory of $41.7 million year-over-year which was partially offset by an increase of $10.7 million and $12.9 million in deferred revenue and accounts payable and accrued expenses, respectively, for 2026 compared to a decrease of $34.1 million and $9.8 million in deferred revenue and accounts payable and accrued expenses, respectively, for 2025, as well as an increase in cash provided by accounts receivable of $6.5 million year-over-year. The increases in accounts payable and accrued expenses were primarily a result of timing of payments and recognition of liability. The changes in deferred revenue, contract assets and accounts receivable were primarily driven by the timing of billable milestones during the nine months ended September 30, 2026 compared to 2025 and the changes in inventory are primarily related to the Company increasing production to meet customer demands.
Investing activities
Net cash used in investing activities decreased by $150.0 million year-over-year. The change was due to cash used for the Edge Autonomy Acquisition in 2025 offset by an increase in capital expenditures primarily related to equipment and leasehold improvements.
Financing activities
Net cash provided by financing activities increased by $182.2 million during the nine months ended September 30, 2026, as compared to 2025. The increase was primarily due to net proceeds received under the Company’s ATM facilities and exercise of private warrants of $552.6 million during 2026, compared to $337.8 million of net proceeds for an equity offering and exercise of public and private warrants during the same period in 2025. The increase was also due to the Company repurchasing shares of its Series A Convertible Preferred stock during the nine months ended September 30, 2025 for which there is no comparable activity during the nine months ended September 30, 2026. These increases were partially offset by a change to net debt payments of $40.9 million from net debt proceeds of $64.0 million year-over-year. The change is primarily due to the Company making a $40.0 million prepayment on the term loans under the JPM A&R Credit Agreement, as amended, during 2026, compared to the original issuance of $90.0 million in term loans under the same agreement in 2025. Please refer to Note H – Debt of the accompanying notes to the condensed consolidated financial statements for additional information related to the Company’s debt obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. In connection with the financing of our business, we have entered into variable rate term loans and revolver facilities, and, at September 30, 2026, we are exposed to interest rate risk on borrowings under our JPM A&R Credit Agreement. As of September 30, 2026, we had $47.8 million of outstanding borrowings under the JPM A&R Credit Agreement, which bears interest at fluctuating interest rates based on the Secured Overnight Financing Rate (“SOFR”), plus an applicable margin. Accordingly, a rising interest rate environment could result in higher interest expense due on borrowings under the JPM A&R Credit Agreement, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. We estimate that a hypothetical adverse change in the SOFR rate of 100 basis points would have increased our annual interest expense by approximately $0.5 million based on our outstanding debt as of September 30, 2026.

We may periodically enter into financial instruments to manage this risk, although we have not done so historically.

Foreign Currency Exchange Risk
We have exposure to various foreign currency exchange rate fluctuations for revenues and costs generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 30% and 34% of our total revenues in the third quarter and nine months ended September 30, 2026, respectively, and approximately 25% and 22% of our total revenues in the third quarter and nine months ended September 30, 2025, respectively, were derived from our international operations, all of which were denominated in foreign currencies, primarily the euro. We do not enter into financial instruments to manage this foreign currency exchange risk. We estimate that a hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on revenues of approximately $3.2 million and $10.9 million in the third quarter and nine months ended September 30, 2026, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, certain of our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weaknesses in internal control over financial reporting described below.

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

Management identified the following material weaknesses in internal control over financial reporting as of September 30, 2026:
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
•For our European and Redwire Defense Tech Intermediate Holdings, LLC operations:
◦Due to insufficient time and resources, we did not (i) establish effective information technology general controls (“ITGCs”), specifically program change controls and access controls, that support the consistent operation of the Company’s IT operating systems, databases and IT applications, and end user computing over all financial reporting; and, (ii) have policies and procedures through which ITGCs are deployed across the organization. Automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from IT systems were also rendered ineffective because they are affected by the lack of ITGCs.
◦As a result, we did not effectively design, implement or operate process-level control activities pervasive across our financial reporting processes.
The material weaknesses above did not result in a material misstatement to the condensed consolidated financial statements as of and for the three months ended September 30, 2026. However, the control deficiencies described above created a reasonable possibility that a material misstatement to the condensed consolidated financial statements would not be prevented or detected on a timely basis if one were to occur.

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

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are in the process of integrating Redwire Defense Tech Intermediate Holdings, LLC into our overall internal control over financial reporting processes.

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

ITEM 1A. RISK FACTORS
As of September 30, 2026, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2026, none of the directors or officers of the Company informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K),except as described below:
On September 14, 2026, Frank Calvelli, a Director of the Company’s Board, entered into a Rule 10b5‑1 Plan (the “Calvelli Plan”) intended to satisfy the affirmative defense of Rule 10b5‑1(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Calvelli Plan provides for the potential sale (beginning on April 8, 2027) of up to 4,725 shares of the Company’s common stock and expires on June 15, 2027, or upon the earlier completion of all the transactions authorized thereunder.

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

Redwire Corporation

Date:	November 5, 2026	By:	/s/ Peter Cannito
		Name:	Peter Cannito
		Title:	Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Date:	November 5, 2026	By:	/s/ Chris Edmunds
		Name:	Chris Edmunds
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)